Form 10-Q
period 2000-11-30
MFC DEVELOPMENT CORP
filed 2001-01-16
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2000

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-31667

                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                          13-3579974
(State or other jurisdiction of incorporation              (I.R.S.Employer Identification No.)
         or organization)

271 NORTH AVENUE, NEW ROCHELLE, NY                                     10801
(Address of principal executive offices)                             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 636-3432

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)
               __________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 12, 2001: 1,800,000.

                              MFC DEVELOPMENT CORP.

                          (A SUBSIDIARY OF FRMO CORP.)

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000


                                                                              Page No.
PART I

         Item 1.  Financial Statements ....................................          2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................         17

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk ......................................................         22


PART II


         Item 6.  Exhibits and reports on form 8-K ........................         23

                     MFC Development Corp. and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                   Index to Consolidated Financial Statements

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


Consolidated Balance Sheets -- November 30, 2000 (unaudited) and February 29, 2000 ..............    3
Consolidated Statements of Operations (unaudited) --
   Nine months and three months November 30, 2000 and 1999 ......................................    5
Consolidated Statement of Stockholders' Equity (unaudited)  -- Nine months ended
   November 30, 2000 ............................................................................    6
Consolidated Statements of Cash Flows (unaudited)  -- Nine months ended November
   30, 2000 and 1999 ............................................................................    7
Notes to Consolidated Financial Statements (unaudited) ..........................................    8

                      MFC Development Corp.and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                           Consolidated Balance Sheets


                                                                               NOVEMBER 30,       FEBRUARY 29,
                                                                                  2000               2000
                                                                                  ----               ----
                                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                                      $  580,233         $  581,408
  Mortgage and notes receivable - current                                          28,448             26,597
  Finance receivables, net                                                      4,345,860          2,479,999
  Other current assets                                                             97,379            103,994
                                                                               ----------         ----------
Total current assets                                                            5,051,920          3,191,998
                                                                               ----------         ----------

Property and equipment:
  Property and equipment, at cost                                                 537,428            348,575
  Less accumulated depreciation and amortization                                  180,872            115,794
                                                                               ----------         ----------
                                                                                  356,556            232,781
                                                                               ----------         ----------

Other assets:
  Real estate held for development and sale                                       498,548            510,880
  Mortgage and notes receivable                                                 3,131,110          3,152,683
  Accrued interest receivable - related party mortgage                            321,150            321,150
  Loans receivable                                                                136,609             98,381
  Other                                                                            61,544             95,991
  Net assets of discontinued operations                                                 -          1,174,892
                                                                               ----------         ----------
Total other assets                                                              4,148,961          5,353,977
                                                                               ----------         ----------
Total assets                                                                   $9,557,437         $8,778,756
                                                                               ==========         ==========

See notes to interim consolidated financial statements.

                     MFC Development Corp. and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                     Consolidated Balance Sheets (continued)




                                                                               NOVEMBER 30,      FEBRUARY 29,
                                                                                  2000              2000
                                                                                  ----              ----
                                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                        $  308,022         $  213,683
  Current portion of notes payable                                                 58,254             19,282
  Due to finance customers                                                      2,104,345          1,402,546
  Income taxes payable                                                             11,360              5,367
  Other current liabilities                                                        34,258             20,000
                                                                               ----------         ----------
Total current liabilities                                                       2,516,239          1,660,878
                                                                               ----------         ----------

Other liabilities:
  Notes payable, including $306,500
   payable to related party at November 30, 2000                                  378,299             24,655
  Deferred income                                                               2,407,311          2,407,311
                                                                               ----------         ----------
Total other liabilities                                                         2,785,610          2,431,966
                                                                               ----------         ----------
Minority interest in subsidiary                                                   105,612                  -
                                                                               ----------         ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding -0- shares                                                   -                  -
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares at
      November 30, 2000 and 1,816,462 shares at February 29, 2000                   1,800              1,816
  Capital in excess of par value                                                5,968,420          5,996,739
  Accumulated deficit                                                         (1,820,244)        (1,312,643)
                                                                               ----------         ----------
  Total stockholders' equity                                                    4,149,976          4,685,912
                                                                               ----------         ----------
Total liabilities and stockholders' equity                                     $9,557,437         $8,778,756
                                                                               ==========         ==========

See notes to interim consolidated financial statements.

                     MFC Development Corp. and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                      Consolidated Statements of Operations
                                   (unaudited)



                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       NOVEMBER 30,                        NOVEMBER 30,
                                                                  2000             1999               2000              1999
                                                                  ----             ----               ----              ----
REVENUES
  Sale of real estate                                         $        --       $    85,000       $    69,000       $   296,000
  Rental income                                                    23,409            33,154            70,229            85,339
  Interest from mortgages                                          22,832            58,062            68,942           174,592
  Income from the purchase
   and collections of medical receivables                         301,735           197,932           745,114           807,513
  Medical management service fees                                 239,879                --           659,829                --
                                                              -----------       -----------       -----------       -----------
  Total income                                                    587,855           374,148         1,613,114         1,363,444
                                                              -----------       -----------       -----------       -----------

COSTS AND EXPENSES
  Real estate                                                      77,505           153,857           305,718           518,292
  Medical receivables                                             323,485           357,586         1,063,211           988,402
  Medical management services                                     228,078                --           739,013                --
  Corporate expenses                                              127,382           146,716           331,409           335,660
  Depreciation and amortization                                    22,176            15,774            65,076            44,029
                                                              -----------       -----------       -----------       -----------
  Total costs and expenses                                        778,626           673,933         2,504,427         1,886,383
                                                              -----------       -----------       -----------       -----------

Loss from operations                                             (190,771)         (299,785)         (891,313)         (522,939)
                                                              -----------       -----------       -----------       -----------

Other income (expense):
  Interest income                                                   8,173             4,933            19,858             7,327
  Interest expense                                                 (5,558)           (6,183)          (19,432)          (37,895)
  Minority interest in net income of subsidiary                      (612)               --              (612)               --
                                                              -----------       -----------       -----------       -----------
                                                                    2,003            (1,250)             (186)          (30,568)
                                                              -----------       -----------       -----------       -----------

Loss from continuing operations before
  provision for income taxes                                     (188,768)         (301,035)         (891,499)         (553,507)

Provision for income taxes                                          4,928             4,925            15,130            15,223
                                                              -----------       -----------       -----------       -----------
Loss from continuing operations                                  (193,696)         (305,960)         (906,629)         (568,730)

Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $-0- for the
  three months ended November 30, 2000 and 1999,
  $381,182 and $96,303 for the nine months ended
  November 30, 2000 and 1999, respectively)                            --            60,920           399,028           353,443
                                                              -----------       -----------       -----------       -----------
Net Loss                                                      $  (193,696)      $  (245,040)      $  (507,601)      $  (215,287)
                                                              ===========       ===========       ===========       ===========
Basic and diluted loss per common share:
  Loss from continuing operations                             $     (0.11)      $     (0.17)      $     (0.50)      $     (0.31)
  Income from discontinued operations                                  --              0.03              0.22              0.19
                                                              -----------       -----------       -----------       -----------
Basic and diluted loss per common share                       $     (0.11)      $     (0.14)      $     (0.28)      $     (0.12)
                                                              ===========       ===========       ===========       ===========
Number of shares used in computation of basic and
  diluted earnings per share                                    1,800,000         1,816,462         1,809,638         1,816,462
                                                              ===========       ===========       ===========       ===========

See notes to interim consolidated financial statements.

                      MFC Development Corp.and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                 Consolidated Statement of Stockholders' Equity

                   February 29, 2000 through November 30, 2000
                                   (unaudited)





                                                                    ADDITIONAL                         TOTAL
                                          COMMON STOCK               PAID-IN       (ACCUMULATED    STOCKHOLDERS'      COMPREHENSIVE
                                     SHARES          AMOUNT          CAPITAL          DEFICIT)         EQUITY         (LOSS) INCOME
                                     ------          ------          -------          --------         ------         ------------
BALANCE, FEBRUARY 29, 2000         1,816,462      $     1,816      $ 5,996,739      $(1,312,643)     $ 4,685,912
  PURCHASE AND RETIREMENT OF
    TREASURY STOCK                   (16,462)             (16)         (28,319)              --          (28,335)
  NET LOSS                                --               --               --         (507,601)        (507,601)     $  (507,601)
                                                                                                                      -----------
  COMPREHENSIVE LOSS                                                                                                  $  (507,601)
                                   ---------      -----------      -----------      -----------      -----------      ===========
BALANCE, NOVEMBER 30, 2000         1,800,000      $     1,800      $ 5,968,420      $(1,820,244)     $ 4,149,976
                                   =========      ===========      ===========      ===========      ===========


See notes to interim consolidated financial statements.

                     MFC Development Corp. and Subsidiaries

                          (A SUBSIDIARY OF FRMO CORP.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         NINE MONTHS ENDED NOVEMBER 30,
                                                                             2000             1999
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (507,601)     $  (215,287)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                            65,076           44,029
     Gain on sale of real estate held for development and sale               (15,727)          (7,903)
     Gain on sale of subsidiaries                                           (381,182)         (96,303)
     Provision for bad debts                                                 207,590           21,994
     Minority interest in net income of subsidiary                               612               --
     Changes in operating assets and liabilities:
        Collections from the sale of real estate held for
          development and sale, net of payment to participant                 69,000          280,634
        Additions to real estate held for development and sale               (40,941)              --
        Prepaid expenses, miscellaneous receivables and other assets          41,062         (107,554)
        Net assets of discontinued operations                                (18,926)         (74,335)
        Accounts payable, accrued expenses and taxes                         100,332          (68,824)
        Other current liabilities                                             14,258          (45,139)
                                                                         -----------      -----------
Net cash used in operating activities                                       (466,447)        (268,688)
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                     (71,161)         (85,068)
Finance receivables                                                       (2,073,451)         418,598
Due to finance customers                                                     701,799           45,294
Principal payments on notes receivable                                        19,722           18,032
Loan receivable                                                              (79,685)              --
Principal payments on loan receivable                                         41,456               --
Proceeds from sale of subsidiaries                                         1,575,000          975,000
                                                                         -----------      -----------
Net cash provided by investing activities                                    113,680        1,371,856
                                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                    726,500           96,779
Principal payments on notes payable                                         (451,573)        (950,938)
Sale of equity by affiliate                                                  105,000
Purchase and retirement of treasury stock                                    (28,335)              --
                                                                         -----------      -----------
Net cash provided by (used in) financing activities                          351,592         (854,159)
                                                                         -----------      -----------
Net (decrease) increase in cash and cash equivalents                     $    (1,175)     $   249,009
Cash and cash equivalents, beginning of period                               581,408          243,012
                                                                         -----------      -----------
Cash and cash equivalents, end of period                                 $   580,233      $   492,021
                                                                         ===========      ===========
ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                            $    22,192      $    41,498
                                                                         ===========      ===========
Income taxes paid                                                        $    17,916      $    11,701
                                                                         ===========      ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                     $   117,689      $         -
                                                                         ===========      ===========

See notes to interim consolidated financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2000; results of operations for the nine months and three months ended November 30, 2000 and 1999; cash flows for the nine months ended November 30, 2000 and 1999; and changes in stockholders' equity for the nine months ended November 30, 2000. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10, Amendment No. 2 for the six months ended August 31, 2000 and for the year ended February 29, 2000. The consolidated balance sheet at February 29, 2000 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. ORGANIZATION OF THE COMPANY

The consolidated financial statements consist of MFC Development Corp. (the "Company" or "MFC") and its wholly-owned subsidiaries. MFC is a wholly-owned subsidiary of FRMO Corp. ("FRM"), whose name was changed on November 29, 2000 from FRM Nexus, Inc. All of FRM's assets and liabilities were transferred to MFC on August 31, 2000, except for $10,000. Because such entities are under common control, this transaction has been accounted for in a manner similar to a pooling of interests on MFC's books.

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 80% owned subsidiary FRM NY Capital, LLC (formed on September 14, 2000), Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC, Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). Wendclark was sold May 14, 1999 and Wendcello was sold on June 20, 2000.

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware as PSI Food Services, Inc. On August 9, 2000, the Company amended its certificate of incorporation as follows:

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ORGANIZATION OF THE COMPANY (CONTINUED)

1. The Company changed its name from PSI Food Services, Inc. to MFC Development Corp.

2. The Company increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 40,000,000 shares common stock, par value $.001 per share. Stockholders' equity for prior periods was restated to reflect this change.

In August 2000, the Company purchased and retired 16,462 shares of treasury stock for $26,689.

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplates on or about November 30, 2000, or such later date as the registration of the common stock of MFC Development Corp. shall have become effective, distributing to its shareholders on the record date one share of MFC common stock for each one share of FRM's outstanding common stock at the close of business on November 1, 2000 (the record date). There are presently 1,800,000 shares of common stock of FRM outstanding. On October 19, 2000 FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed the board of directors' approval of the distribution. MFC filed Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1 and 2 to Form 10 were filed on November 20, 2000, and December 6, 2000. The Company is currently waiting for any further comment from the Securities and Exchange Commission.

3. BUSINESS ACTIVITIES OF THE COMPANY

In addition to the two operating divisions of the Company, real estate and medical, a new division, Capco was formed during the quarter ended November 30, 2000. Operation of the Capco division commenced on September 14, 2000, when the Articles of Organization in New York State for FRM N.Y. Capital LLC, an 80% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of the Company, were filed. This LLC was formed for the purpose of being approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco") under the Capco Program Three. A "certified capital company" as used in this context is a "for profit" entity, such as a limited liability company, located and qualified to conduct business in New York State which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Capco was approved on November 28, 2000 and certified to participate in New York's Capco Program Three. The Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into providing venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES

                          (A SUBSIDIARY OF FRMO CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                       NOVEMBER 30,        FEBRUARY 29,
                                         2000                 2000
                                         ----                 ----
   Gross finance receivables           $5,213,989          $2,958,825
   Allowance for credit losses           (420,078)           (212,488)
   Deferred finance income               (448,051)           (266,338)
                                       ----------          ----------
                                       $4,345,860          $2,479,999
                                       ==========          ==========

These receivables are collateral for a line of credit (see note 6).

The Company purchases the receivables and has the right to return the "invalid receivables". By contractual definition, these are receivables that have not been recovered from insurance companies because of denials, requests for additional information not readily available, or a matter under investigation within 180 days of the purchase date. For receivables purchased in the years ended February 29, 2000 and February 28, 1999 and the three months ended May 31, 2000 (unaudited), the Company returned approximately 21%, 17% and 19%, respectively. The Company does not expect the trend of returned receivables to change in the future.

In addition to the right to return the invalid receivables to the Seller, the Company has the right to offset any of its obligations to the Seller by any invalid receivables. As a result of the right of return and right of offset features, the Company believes that a valuation allowance generally is not required for these receivables.

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        NOVEMBER 30,         FEBRUARY 29,
                                                           2000                 2000
                                                           ----                 ----
   Leasehold improvements                                 $ 52,902              $ 51,402
   Computer equipment                                      222,993               173,414
   Medical equipment                                        46,350                32,500
   Equipment under capital leases                          185,060                67,371
   Other equipment and furniture                            30,123                23,888
                                                          --------              --------
                                                           537,428               348,575
   Less accumulated depreciation and amortization          180,872               115,794
                                                          --------              --------
   Property and equipment, net                            $356,556              $232,781
                                                          ========              ========

As of November 30, 2000 and February 29, 2000, accumulated amortization of equipment under capital leases was $40,617 and $21,699.

Depreciation expense for the nine months ended November 30, 2000 and 1999, which includes amortization under capital leases was $65,076 and $44,029.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  NOTES PAYABLE

Notes payable include the following:

                                          NOVEMBER 30,          FEBRUARY 29,
                                             2000                  2000
                                             ----                  ----
       Related party credit line            $306,500                $     -
       Related party escrow loan                   -                      -
       Capital lease obligations             130,053                 43,937
                                            --------                -------
                                             436,553                 43,937
       Less current maturities                58,254                 19,282
                                            --------                -------
       Long-term debt                       $378,299                $24,655
                                            ========                =======

Related Party Credit Lines: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares, which are owned by his two children. The line was terminated by mutual consent of both parties upon full repayment on June 21, 2000 of the outstanding balance of $200,000. Interest was calculated at a rate of 12% per annum.

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder of the Company. In December 2000, the line of credit was increased to $658,000. The line, under which there was an outstanding balance of $306,500 at November 30, 2000, expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months (see
Note 4) equal to at least 222% of the principal sum outstanding under the line.

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to place in an escrow account until March 15, 2001 an investment portfolio, which at the time was valued at

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. NOTES PAYABLE (CONTINUED)

$240,000, for the benefit of the Medical Financial Corp. subsidiary. This investment portfolio was held in escrow and used as collateral for the purpose of obtaining margin loans. All risks and rewards of the investment portfolio pass to the related party. The Company, being the primary obligor on the margin loans, is responsible for the repayment of the loans. The margin loans bear interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee is payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. Proceeds from the loan may only be used to fund the purchase of certain medical receivables. The loan is repaid as payment is received from such receivables. On June 26, 2000, the then outstanding balance of $170,000 was paid in full. On June 30, 2000, the line was terminated by mutual consent of both parties.

Interest expense on these related party borrowings was $10,358 and $33,738 for the nine months ended November 30, 2000 and 1999.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $5,782 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

Aggregate maturities of the amount of notes payable and capital leases for the years ending February 28 are as follows:

                                                 NOTES      CAPITAL LEASE
                                                PAYABLE      OBLIGATIONS       TOTAL
                                                -------      -----------       -----
2001 (three months)                             $      -       $ 17,347       $ 17,347
2002                                                   -         66,625         66,625
2003                                             306,500         51,624        358,124
2004                                                   -         11,393         11,393
                                                --------       --------       --------
                                                 306,500        146,989        453,489
Amount representing interest                           -         16,936         16,936
                                                --------       --------       --------
Total (a)                                       $306,500       $130,053       $436,553
                                                ========       ========       ========

(a) -- Total capital lease obligations represent present value of minimum lease payments.


7. MINIMUM OPERATING LEASE COMMITMENTS

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the Company's operating leases for the years ending February 28:

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. MINIMUM OPERATING LEASE COMMITMENTS (CONTINUED)

   2001 (three months)         $ 42,100
   2002                         139,600
   2003                         130,920
   2004                         133,556
   2005                         138,744
   Thereafter                   160,800
                               --------
Total                          $745,720
                               ========

8. INCOME TAXES

The provision for income taxes consist of the following:

                      THREE MONTHS ENDED        NINE MONTHS ENDED
                         NOVEMBER 30,             NOVEMBER 30,
                      2000         1999         2000        1999
                      ----         ----         ----        ----
Current:
   Federal          $     -      $     -      $     -      $     -
   State              4,928        4,925       15,130       15,223
                    -------      -------      -------      -------
Total current         4,928        4,925       15,130       15,223
                    -------      -------      -------      -------

Deferred:
   Federal               --           --           --           --
   State                 --           --           --           --
                    -------      -------      -------      -------
Total deferred           --           --           --           --
                    -------      -------      -------      -------
Total               $ 4,928      $ 4,925      $15,130      $15,223
                    =======      =======      =======      =======


9. DISCONTINUED OPERATIONS

On May 14, 1999 the Company sold Wendclark, Inc., one of the two subsidiaries that operated in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303, which was recorded during the three months ended May 31, 1999. As a result of this sale, $2,342,555 of debt that was carried by Wendclark was assumed by the buyer. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale of Wendcello Corp., including all of its assets and liabilities, and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of this sale, $125,000 of current debt that was carried on Wendcello was eliminated. During the period from May 23, 2000 (the measurement date for discontinuing operations of the food service division) to June 20, 2000 (disposal date), net income from operations of the discontinued food service division was $11,700. The results of operations of both subsidiaries have been classified as discontinued operations and prior periods have been restated.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. DISCONTINUED OPERATIONS (CONTINUED)

The net assets of the discontinued operations are as follows:

                                                      NOVEMBER 30    FEBRUARY 29
                                                         2000           2000
                                                         ----           ----
Cash & cash equivalents                                 $    --      $   328,607
Inventories                                                  --           62,360
Other current assets                                         --          146,552
Property and equipment, at cost                              --        2,352,846
Less accumulated depreciation and amortization               --       (1,548,005)
Other assets                                                 --          536,579
                                                        -------      -----------
Total assets                                                 --        1,878,939
                                                        -------      -----------

Accounts payable and accrued expenses                        --          554,397
Other current liabilities                                    --          149,650
                                                        -------      -----------
Total liabilities                                            --          704,047
                                                        -------      -----------
Net assets of discontinued operations                   $    --      $ 1,174,892
                                                        =====        ===========

A summary of the results of discontinued operations for the food services division is as follows for the nine months and three months ended:

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  NOVEMBER 30                        NOVEMBER 30
                                            2000              1999              2000              1999
                                            ----              ----              ----              ----
Operating revenues, including
gain on sale of subsidiary of $-0-
for three months ended November 30,
2000 and 1999, $381,182 for the
nine months ended November 30, 2000
and $96,303 for the nine months
ended November 30, 1999                  $        --      $ 2,702,854       $ 3,714,425       $ 9,596,003
Operating expenses                                --        2,644,474         3,316,091         9,201,153
                                         -----------      -----------       -----------       -----------
Income from operations                            --           58,380           398,334           394,850
Interest expense, net of
    interest (income)                             --           (1,290)           (1,774)           41,407
                                         -----------      -----------       -----------       -----------
Income before income taxes                        --           59,670           400,108           353,443
Income taxes                                      --           (1,250)            1,080                --
                                         -----------      -----------       -----------       -----------
Income from discontinued
operations, net of taxes                 $        --      $    60,920       $   399,028       $   353,443
                                         ===========      ===========       ===========       ===========

10. MINORITY INTEREST

Minority interest in subsidiary represents the remaining 20% ownership of the Class A members of FRM NY Capital, LLC, the subsidiary that operates in the Capco division.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical (3) capco and (4) other, which is comprised of corporate overhead and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical segment operates in New York and New Jersey. The capco segment was formed on September 14, 2000 and operates only in New York.

Upon the certification of Capco by New York State on November 28, 2000, an insurance company can purchase up to $10 million of debt of Capco and receive a dollar-for-dollar tax credit spread out over a 10 year period beginning in 2002. Such an investing insurance company is called a "Certified Investor" and Capco will seek one or more such investors for $10 million. Capco Program Three authorizes state tax credits of up to $150 million for all insurance company participants. Capco will use (i) its own capital of $500,000, $395,000 of which was supplied by the Company, $100,000 by Daniel Elstein who was a director of FRMO Corp. in 1997-1998 and $5,000 from FRMO Corp., plus (ii) the investment of the Certified Investor to take substantial equity interests in New York companies in order to encourage and assist them in creating, developing and expanding their business. Capco's emphasis will be on viable small business enterprises which have had difficulty in attracting institutional venture capital and which will expand employment opportunities in New York, thereby promoting the growth of the State's economy. By virtue of the equity interests, Capco obtains in the Qualified Businesses, or through contemporaneous agreements, it is expected that it will be a significant factor in the direction and control of the Qualified Businesses in which it invests its funds. Capco's mission is to be an active participant with the management of its selected companies, in order to grow the values of the qualified company, its own investment therein and the interest of the Certified Investor at the same time that the enterprise contributes to more jobs and growth in New York State. As of November 30, 2000, Capco had not yet commenced operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in the Company's Form 10, Amendment No. 2 for the six months ended August 31, 2000 and for the year ended February 29, 2000. All inter-segment balances have been eliminated. Inter-segment balances that have not been capitalized, bear interest at the rate of 10% per annum and are included in net interest expense. Business segment information for the nine months and three months ended November 30, 2000 and 1999 follows. Certain prior year information has been reclassified to conform with the current year presentation.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                          (A SUBSIDIARY OF FRMO CORP.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                   REAL
                                                  ESTATE            MEDICAL           CAPCO               OTHER            TOTAL
                                                  ------            -------           -----               -----            -----
THREE MONTHS ENDED NOVEMBER 30, 2000
  Total revenue from external customers        $     46,241      $    541,614       $        --       $        --      $    587,855

  Loss from operations                              (32,193)          (30,259)               --          (128,319)         (190,771)
  Interest income (expense), net                      8,500            (9,038)            3,153                --             2,615
  Minority interest                                      --                --              (612)               --              (612)
  (Loss) income from continuing operations
    before provision for income taxes               (23,693)          (39,297)            2,541          (128,319)         (188,768)

  Capital expenditures                                4,322             5,818                --                --            10,140
  Depreciation and amortization                         929            20,310                --               937            22,176
THREE MONTHS ENDED NOVEMBER 30, 1999
  Total revenue from external customers        $    176,216      $    197,932       $        --       $        --      $    374,148
  Income (loss) from operations                      19,909          (172,978)               --          (146,716)         (299,785)
  Interest income (expense), net                     51,036           (52,286)               --                --            (1,250)
  Minority interest                                      --                --                --                --                --
  Income (loss) from continuing operations
    before provision for income taxes                70,945          (225,264)               --          (146,716)         (301,035)

  Capital expenditures                                4,185            12,229                --             1,248            17,662
  Depreciation and amortization                       2,450            13,324                --                --            15,774
NINE MONTHS ENDED NOVEMBER 30, 2000
  Total revenue from external customers        $    208,171      $  1,404,943       $        --       $        --      $  1,613,114
  (Loss) from operations                            (99,690)         (457,402)               --          (334,221)         (891,313)
  Interest income (expense), net                     30,782           (33,509)            3,153                --               426
  Minority interest                                      --                --              (612)               --              (612)
  (Loss) income from continuing operations
    before provision for income taxes               (68,908)         (490,911)            2,541          (334,221)         (891,499)

  Assets - continuing                             4,032,767         5,004,045           503,072            17,553         9,557,437
  Assets - discontinued                                  --                --                --                --                --
  Total assets                                    4,032,767         5,004,045           503,072            17,553         9,557,437

  Capital expenditures                                4,322           184,028                --               500           188,850
  Depreciation and amortization                       2,143            60,121                --             2,812            65,076
NINE MONTHS ENDED NOVEMBER 30, 1999
  Total revenue from external customers        $    555,931      $    807,513       $        --       $        --      $  1,363,444
  Income(loss) from operations                       31,968          (219,247)               --          (335,660)         (522,939)
  Interest income (expense), net                    129,454          (160,022)               --                --           (30,568)
  Minority interest                                      --                --                --                --                --
  Income (loss) from continuing operations
    before provision for income taxes               161,422          (379,269)               --          (335,660)         (553,507)

  Assets - continuing                             5,098,194         3,019,441                --            21,262         8,138,897
  Assets - discontinued                                  --                --                --         1,875,872         1,875,872
  Total assets                                    5,098,194         3,019,441                --         1,897,134        10,014,769

  Capital expenditures                                4,185            79,635                --             1,248            85,068
  Depreciation and amortization                       5,671            38,358                --                --            44,029

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 2000 and 1999. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10, Amendment No. 2 for the six months ended August 31, 2000 and for the year ended February 29, 2000.


OVERVIEW

MFC generates revenues from two business segments: real estate and medical. A third segment, Capco, was formed during the three months ended November 30, 2000 and was not yet operational. The real estate segment consists of various parcels of real estate, held for future development and sale, in which co-investors also have interests, and mortgage notes receivable on two properties that were previously sold. The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee. The Capco segment consists of an 80% ownership in FRM NY Capital, LLC, a certified capital company as described in Note 3 and Note 11 of the consolidated financial statements.

Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated. The consolidated financial statements and the discussion below include the operations of the Company's parent, FRMO Corp., as if the transfer of assets had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

2000 PERIOD COMPARED TO THE 1999 PERIOD

The Company's revenues from continuing operations increased by $214,000 or 57%, for the three months ended November 30, 2000 ("2000") to $588,000 from $374,000 for the three months ended November 30, 1999 ("1999"). The Company's revenues from continuing operations increased by $250,000 or 18%, for the nine months ended November 30, 2000 ("2000") to $1,613,000 from $1,363,000 for the nine months ended November 30, 1999 ("1999"). The increase in both the nine month and three month periods was a result of an increase in the medical division, offset by decreased revenues in the real estate division.

Revenue in the real estate division decreased in 2000 by $130,000, to $46,000 for the three month period and decreased by $348,000 to $208,000 for the nine month period. The decrease in revenue in both the three month and nine month periods were due to decreases of $85,000 and $227,000 in the sales of real estate in the three month and nine month periods ended in 2000 as compared to 1999. Rental income decreased by $10,000 and $15,000 in the three months and nine months ended in 2000 because rent is no longer being received on the properties that were sold during the remainder of fiscal 2000. The $35,000 and $106,000 decrease in the three months and nine months ended in 2000 in interest from mortgages was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest is no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 has not been paid.

The $344,000 increase in revenues in the medical division for the three month period ended in 2000 was due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The $597,000 net increase in revenue in the medical division for the nine month period ended in 2000 was due to an increase in management fees, offset by a decrease of fees from the purchase and collection of medical claims.

The increase in management fees of $240,000 and $660,000 for the three months and nine months ended in 2000, was a result of the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. Two other finance client's practices were managed for a temporary period in 2000. These fees are net of reserves of $70,000 and $190,000 for the three months and nine months ended November 30, 2000.


The increase in earned fees from the purchase and collection of medical claims of $104,000 for the three month period was due to an increase in medical claims purchased in current and earlier periods, which resulted in an increase in revenue recognition over the period of collections, which is usually six months. The increase in claims purchased was due to the Company obtaining new clients and additional purchases from existing clients. The increase in purchases during the three months ended in 2000 resulted in an overall increase in purchases of $1,653,000 during the nine month period ended in 2000 as compared to the same nine month period ended in 1999. The income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period. The decrease in earned fees of $63,000 for the nine month period was due to a decrease in medical claims purchased in earlier periods, which resulted in a decrease in revenue recognition over the period of collections, which is usually six months. The decrease in claims purchased in earlier periods was due to the Company's decision to be more selective in the bill purchasing process. Since the Company has become more selective in determining which bills to purchase, the collection process is more efficient, since the insurance companies are less likely to delay or question certain procedures. This reduces the cost and time of the Company's collection effort for each bill and results in a more rapid collection of the receivable.

Costs and expenses from continuing operations increased by $105,000, or 16%, for the three months ended in 2000, to $779,000 as compared to $674,000 for the same period ended in 1999. Costs and expenses from continuing operations increased by $618,000, or 33%, for the nine months ended in 2000, to $2,504,000 as compared to $1,886,000 for the same period ended in 1999. The net increase for the three months ended in 2000 was due to increases of $194,000 in the medical division and $6,000 in depreciation and amortization, which were offset by decreases of $76,000 in the real estate division and $19,000 in corporate expenses. The net increase for the nine months ended in 2000 was due to increases of $814,000 in the medical division and $21,000 in depreciation and amortization, which were offset by decreases of $213,000 in the real estate division and $4,000 in corporate expenses.

The decrease in costs and expenses in the real estate division in both the three month and nine month periods ended in 2000 were due to a decrease in the amount of properties sold in 2000, which results in a decrease in the cost of sales. Operating expenses also decreased in 2000, after a portion of the Hunter property and all of the Brookfield property were sold during the last three quarters of fiscal 2000.

The costs and expenses in the medical division for the three month and nine month periods ended in 2000 was $552,000 and $1,802,000. The net increase of $194,000 for the three month period was due to expenses of $228,000 that are related to the three new subsidiaries that were formed in 2000 to manage the operations of certain medical practices, offset by a decrease of $34,000 in medical receivable expenses. The decrease in medical receivable expenses is primarily due to a reduction of the amount of bad debt reserves for the three month period ended in 2000.

The increase of $814,000 for the nine month period was due to expenses of $739,000 that are related to the three new subsidiaries and a $75,000 increase in medical receivable expenses. The $75,000 increase in medical receivable expenses in the nine month period is attributable to additional expenses incurred that were needed to properly service the current additions and projected increases to the client base. These expenses included additional (i) staff and related employment costs, in part due to reclassifying a portion of executive salaries from corporate, part due to the hiring of additional employees and part due to annual salary increases, (ii) occupancy and office costs, (iii) arbitration costs in connection with the collection of claims receivable and (iv) closing costs that are related to new clients. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees.

The decrease in corporate expenses of $19,000 and $4,000 in the three month and nine month periods ended in 2000 is primarily due to reductions and reallocations of professional fees to the medical division. The increase in depreciation and amortization of $6,000 and $21,000 in the three month and nine month periods ended in 2000 is attributable to additional depreciation as a result of increased capital expenditures in the medical financing division. Interest expense for the three months ended 2000 was $6,000, unchanged from 1999. Interest expense for the nine months ended 2000 was $19,000, a decrease of $19,000 from $38,000 in 1999. The decrease was attributable to the debt that was eliminated in 1999 when a portion of the proceeds from the sale of the Wendclark subsidiary was used to repay amounts that had been borrowed to finance the purchase of medical claims receivable, offset by acquisition, by capital lease, of an MRI machine in the medical division.

Income from discontinued operations for the three month period, which included the operations of the Wendcello subsidiary in 1999, decreased by $61,000 to nothing in 2000, due to the sale of that subsidiary in the quarter ended August 31, 2000. The increase for the nine month period was $46,000, to $399,000 in 2000. The increases in 2000 were primarily due to the gain of $381,000 from the sale of the Wendcello subsidiary in the nine month period. The increase in nine month period, which included the gain on sale of Wendcello were offset by the profits from that subsidiary that were included in the entire 1999 period.

For the reasons noted above, the Company's net loss was reduced by $51,000 for the three months ended in 2000 to $194,000 as compared to a net loss of $245,000 in 1999. The loss for the nine month period in 2000 was $508,000, $293,000 greater than the loss of $215,000 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the nine months ended November 30, 2000 resulted in a decrease of cash in the amount of $1,000. The Company expects the continued growth of its medical division to increase based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from the balance of the $658,000 credit line. Additional funds may be provided for from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the year ended February 29, 2000 and the nine months ended November 30, 2000. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002, however, interest payments in the amount of $30,000 are due annually. The annual payment that was due on February 29, 2000 has not been paid, which resulted in the suspension of interest being accrued.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical financing division to its capacity to provide the funds internally and from its financing activities.

Cash used by operations during the nine months ended November 30, 2000 was $466,000, as compared to $269,000 being used in the same period in 1999. The $197,000 increase in the use of cash in 2000 was due to a net loss for the nine months ended in 2000 of $508,000 (net of $381,000 gain on sale of subsidiary and $208,000 provision for bad debts) as compared to a net loss of $215,000 (net of $96,000 gain on sale of subsidiary and $22,000 provision for bad debts) in 1999, a decrease in the sale of real estate, which resulted in a decrease in collections of $212,000, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash provided by investing activities was $114,000 for the nine months ended in 2000 as compared with $1,372,000 being provided in 1999. The net decrease of $1,258,000 was primarily due to the increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $1,372,000 in 2000, compared to a $464,000 decrease in 1999. The increase in 2000 was attributable to a greater amount of bills purchased, beginning during the month of May from new clients. The use of cash by the medical division was offset by an increase of $600,000 from discontinued operations, resulting from the sale of the Wendcello subsidiary in June 2000.

Net cash provided by financing activities was $352,000 in 2000 as compared with $854,000 being used in 1999. The $1,206,000 increase in 2000 was primarily due to $275,000 of net borrowing in 2000 as compared to $854,000 of net debt repayments in 1999. In addition, the company received $105,000 from a minority interest in 2000. These proceeds were offset by the use of $28,000 to purchase and acquire treasury stock in 2000.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective March 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

The Company expects to adopt Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements in the quarter starting December 1, 2000. SAB 101 requires revenue to either be realized or realizable and earned prior to recognition. This generally does not occur until there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.The Company does not anticipate that the adoption of SAB 101 will have any impact on the Company's current and prior revenue recognition policies and its results of operations or financial position.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a)       EXHIBITS.

         None

b)       REPORTS ON FORM 8k.

         None

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MFC DEVELOPMENT CORP.

                                             By:    /S/ VICTOR BRODSKY
                                                 ---------------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date: January 12, 2001