Form 10-K405
period 2001-02-28
MFC DEVELOPMENT CORP
filed 2001-05-25
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 0-3579974


                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                                  13-3579974
(State or other jurisdiction of incorporation               (I.R.S. Employer Identification No.)
           or organization)

     271 NORTH AVENUE, NEW ROCHELLE, NY                                     10801
  (Address of principal executive offices)                               (Zip Codes)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 636-3432

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of Each Class
                               -------------------
                          Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 21, 2001 was $1,509,547.

         The number of shares outstanding of the registrant's Common Stock as of May 21, 2001 was 1,794,700 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2001.

                              MFC DEVELOPMENT CORP.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2001


                                                                                                                Page No.
                                                                                                                --------
PART I

     Item 1.  Business........................................................................................      1

     Item 2.  Properties......................................................................................      6

     Item 3.  Legal Proceedings...............................................................................      6

     Item 4.  Submission of Matters to a Vote of Security Holders and Other Information ......................      6

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................      8

     Item 6.  Selected Financial Data.........................................................................      9

     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........     10

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk......................................     15

     Item 8.  Financial Statements and Supplementary Data.....................................................     15

     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............     15

PART III

     Item 10. Directors and Executive Officers of the Registrant..............................................     16

     Item 11. Executive Compensation..........................................................................     16

     Item 12. Security Ownership of Certain Beneficial Owners and Management..................................     16

     Item 13. Certain Relationships and Related Transactions..................................................     16

PART IV

     Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............................     17

                                     PART I


ITEM 1. BUSINESS

ORGANIZATION OF THE COMPANY

MFC DEVELOPMENT CORP. (the "Company" or "MFC") was incorporated in the State of Delaware on May 18, 1990 under the name of PSI Food Services Corp., which had been a wholly-owned subsidiary of FRMO Corp., formerly FRM Nexus, Inc., a Delaware corporation ("FRM "), since November 1993. All of FRM's assets and liabilities were transferred to MFC on August 31, 2000, except for $10,000. Because such entities are under common control, this transaction has been accounted for in a manner similar to a pooling of interests on MFC's books. On January 23, 2001, all of the outstanding shares of MFC were distributed to shareholders of FRM, which no longer owns any shares of MFC.

On August 9, 2000 PSI Food Services Corp. changed its name to MFC Development Corp. That corporation was part of the food services division of FRM, consisting of two subsidiaries, Wendclark, Inc. and Wendcello Corp., which operated Wendy's Restaurants, nine in West Virginia and eight in upstate New York, respectively. The food service division was discontinued on June 20, 2000. On May 14, 1999 the outstanding capital stock of Wendclark, Inc. was sold for $975,000 in cash and on June 20, 2000 the outstanding capital stock of Wendcello Corp. was sold for $1,575,000 in cash. Gains of $96,303 and $381,182 were recorded on said sales by FRM and PSI Food Services Corp., respectively. The results of the food services operations have been classified as discontinued operations and prior periods have been restated. The components of the discontinued operations are set forth in Note 12 to Notes to Consolidated Financial Statements of MFC herein.

On May 23, 2000, MFC decided to discontinue the food services division and shift the focus of its business operations to medical services and real estate. Management believed that the investment of its resources in the restaurant business would not be as profitable in the future as the employment of those resources in the medical services and real estate divisions.

DESCRIPTION OF BUSINESS OF MFC

MFC is engaged in the business of (i) developing real estate and (ii) providing financing and management services to medical practices. On September 14, 2000, a subsidiary of the Company formed a majority-owned Limited Liability Company to operate as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein as "Capco") under the State's Capco Program.

THE REAL ESTATE DIVISION of the Company presently conducts its operations through PSI Capital Corp., Yolo Equities Corp. and Yolo Capital Corp., wholly-owned subsidiaries which own the interests described below in parcels of real estate. For the fiscal year ended February 28, 2001, the total revenues derived from the real estate division were $304,260, constituting 13% of the total revenues of MFC. MFC controls the development, for residential and commercial use, of this real estate, which is located in New York and Connecticut. See Note 4 of Notes to Consolidated Financial Statements herein. A brief description of each parcel follows:

Goshen, New York. This property is to be developed pursuant to a subdivision plan for the development of 165 single family homes in the Village of Goshen, Orange County, New York, a growing suburban community 90 minutes from Manhattan. The plan was agreed upon in settlement of a lawsuit between the Company and the necessary officials of the Village of Goshen. The lawsuit had sought to enforce a previously approved subdivision plan for a greater number of homes on the property. It was settled by reducing the density of the subdivision to include only 165 single family homes. The Planning Board of the Village of Goshen was a party to this settlement and is currently reviewing a revised subdivision plan for compliance with regulations of the applicable municipal agencies. Participating in the settlement was Windemere in the Pines at Goshen, Inc., a part of the Windemere Group of construction companies ("Windemere"), in which Jed Schutz is an officer, director and shareholder. Mr. Schutz, a shareholder of MFC, was also a director of FRM until May 1999. MFC agreed with Windemere on terms that assured it of the profit noted in the next paragraph on the lots that were sold during fiscal 1996 and 1997. The construction financing is to be provided by Windemere with the Company sharing any profits to be realized in the construction and sale of the homes.

In February and August, 1996, MFC sold the 165 building lots to Windemere for $2,499,150 to be paid principally from construction loan funding plus an amount contingent on the amount of profit to be realized on the construction and sale of the homes to be built on the lots. The sale was accounted for using the installment method resulting in a deferral of profit, of which $1,557,311 remains deferred as of February 28, 2001, until the initial and continuing investment criteria is sufficient. That amount and any contingent profit have not been reflected in the Company's net income. The balance of the mortgage on February 28, 2001 was $2,310,000. The interest payment required for fiscal 2000 has not been made, resulting in the suspension of accruing interest as of November 30, 1999. See Note 4 of Notes to Consolidated Financial Statements. In September 2000 Windemere and the Company agreed in principle to seek a purchaser for the Goshen property rather than develop the subdivision, provided the purchase price is acceptable to both and will be for an amount which would require Windemere to prepay the Company's mortgage plus all accrued interest. As long as Windemere is attempting to sell the property, the Company does not intend to pursue the collection of interest or principal on the mortgage. Negotiations have taken place with two potential purchasers. No agreement has yet been reached and sale efforts are continuing. There is no allowance for loss because the market value of the collateral, less costs to sell, is greater than the carrying amounts of the related notes receivable and accrued interest receivable.

East Granby, Connecticut. The Company owned a partially built two-story office building located at 2 Gateway Boulevard in East Granby, Connecticut which was carried at the value of $900,000 on February 28, 1995. In the fiscal year ended February 29, 1996, the Company spent about $1,300,000 in developing the site and improving a portion of the building. In February 1996, the property was sold to Gateway Granby, LLC. ("Gateway"), a limited liability company of which certain members are shareholders of MFC, for $4,800,000, of which $3,795,115 has since been paid and $1,004,885, as reduced by amortization and partial prepayment as of February 28, 2001, is held by the Company pursuant to a purchase money second mortgage bearing interest at the rate of 9% per annum. The gain on the sale of this property has already been recognized on the accrual method except, for a reserve of $850,000 pending the release of the Company from a contingent liability for certain rental payments.

Hunter, New York. MFC has two wholly-owned subsidiaries, Yolo Equities Corp., which owns the fee interest in properties in Hunter, New York, along with co-investors, and Yolo Capital Corp., which owns a mortgage on a portion of the property which will be discharged as and when the properties are sold. The co-investors, together are entitled to receive 35% of the proceeds of the sales of Hunter Properties made after June 30, 2000 after deducting the net costs of carrying the properties paid by Yolo Equities Corp. after June 30, 2000 and the costs of the sales (the "net proceeds"). Yolo Equities Corp. is entitled to receive 65% of the said net proceeds. The properties consist of acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The undeveloped portion of the acreage, which Yolo Equities Corp. plans to develop, is zoned for single family residences, condominium units and a hotel site. There is already constructed on the property (i) a water treatment plant (owned by a wholly-owned subsidiary of the Yolo Capital Corp., Highlands Pollution Control Corp.), (ii) a Clubhouse with swimming pool and six tennis courts, (iii) a small office building and (iv) a site for condominium units. Adjoining the site are 184 condominium units owned by unrelated persons, who purchased their resort homes from prior owners of Hunter Highlands. Management believes, based on one completed sale and sale negotiations, that these properties have a fair market value at least equal to the amount carried on its balance sheet at February 28, 2001. See Note 4 of Notes to Consolidated Financial Statements with respect to related party transactions.

On November 7, 2000 Yolo Equities Corp. received site approval from the Planning Board of the Town of Hunter for the construction of a 200 room hotel on the 10 acre hotel site which is contiguous to the ski slopes at Hunter Mountain. In connection therewith, the Company is proceeding to double the capacity of the waste water treatment plant owned by Highlands Pollution Control Corp. That corporation has the standard formal contract with the City of New York pursuant to which the City has agreed to pay for the upgrade of all the waste water treatment facilities in New York City's Catskill watershed area (in which Hunter is located), incorporating the latest technology in order to improve the water quality in New York City. This expansion and upgrade is expected to enhance the value of the Company's remaining property in Hunter, New York either for development by Yolo Equities Corp. or sale to others.

Yolo Equities Corp. will seek to sell the undeveloped building site, clubhouse and office building during the next year. The hotel site will be offered to a hotel or development company with whom Yolo Equities Corp. can participate in the project without further cash outlay. This will then leave Yolo Equities Corp. with about 70 acres of undeveloped land up the mountain contiguous to the Hunter ski slopes for which there are no present plans for development. The owner of the ski slopes expressed an interest recently in purchasing this land from Yolo Equities Corp. and the capital stock of Highlands Pollution Control Corp. from Yolo Capital Corp. While one meeting was held to explore the price, there have been no further discussions since that time and Yolo Equities Corp. has decided to defer any development or sale of those 70 acres while it is proceeding with the hotel project.

Other Properties. The Company previously owned two parcels of undeveloped land in Brookfield, Connecticut, which it sold in December 1999. The property had a carrying value of $490,000 and was sold for approximately $538,000, resulting in a gain of approximately $44,000, net of closing costs. MFC, alone or with co-investors and joint ventures, intends to acquire other lands for development of residential, commercial and office structures, when management identifies opportunities for enhancement of shareholder values.

THE MEDICAL DIVISION consists of (i) the three Limited Liability Companies (Nexus Garden City, LLC, FRM Court Street, LLC and Nexus Borough Park), which act as service organizations for providers of medical services and (ii) a wholly-owned subsidiary, Medical Financial Corp., which purchases insurance company receivables, paying cash to the medical provider in return for a negotiated fee. In the fiscal year ended February 28, 2001, the total revenues of the Medical Division were $2,054,863, constituting 87% of total revenues of the Company. For its clients, this Division delivers management services and increased liquidity, which is normally unavailable to medical groups from traditional sources. The management services include inputting the data on the customers' receivables into the Company's computer system, processing the data and presenting the customers' bills to the insurance company in compliance with regulations to facilitate payment, following up with collection efforts if the bills are not paid promptly, furnishing weekly or other periodic status reports of the customers' receivables and other information relating to their medical practices. This division has not been profitable due to insufficient business to cover the operating costs calculated to service the additional clients which the Company anticipated and which have been gradually added during the last fiscal year. Management believes that the division, which was profitable during the last quarter of fiscal 2001, will be profitable during the Company's next fiscal year because purchases of receivables have increased during the last half of fiscal 2001, due to new business and increases from existing customers, a trend which the Company expects to continue so that revenues will be higher as the receivables are collected.

THE CAPCO DIVISION was recently commenced by the filing on September 14, 2000 of Articles of Organization in New York State for FRM N.Y. Capital LLC which is an 80% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of MFC. This LLC was formed for the purpose of being approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco") under the Capco Program. A "certified capital company" as used in this context is a "for profit" entity, such as a limited liability company, located and qualified to conduct business in New York State which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Capco was approved on November 28, 2000 and certified to participate in New York's Capco Program. The Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into providing venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

The Capco will use (i) its own capital of $500,000, 80% of which was supplied by the Company and 20% by Daniel Elstein who was a director of FRM in 1997-1998, plus (ii) the investment of insurance companies which wish to take substantial equity interests in New York companies in order to encourage and assist them in creating, developing and expanding their business. The Capco's emphasis will be on viable small business enterprises which have had difficulty in attracting institutional venture capital and which will expand employment opportunities in New York thereby promoting the growth of the State's economy. The Capco has not yet commenced the business for which it was formed.


MARKETING

The Company's marketing in its real estate activities is limited to working with real estate brokers to sell the Goshen property and properties held for sale in Hunter, N.Y.

The Medical Division has heretofore marketed its services to medical groups through its own individual employees and consultants by direct contact with potential customers recommended by existing customers and those who contact MFC after receiving its brochure by direct mail solicitation. MFC designs its own brochure for such solicitations. In fiscal 2000, MFC designed and obtained the names for two websites, "medicalfinancial.com" and "mdhelp.com".

The Capco Program will be marketed by the Managers of FRM N.Y. Capital LLC, who are experienced in the venture capital field.


COMPETITION

Real Estate Division:

The Company's presently owned real estate held for development and sale is located in Hunter, New York and in joint venture with Windemere in Goshen, New York. The real estate markets in those communities have been depressed in the past years, so that competition has not been a factor. With the expectation of improved demand and financing for purchasers, the Company will be competing with many owners and developers in the locale to market properties, which it presently owns and which will be developed for sale.

Medical Division:

MFC competes with a wide variety of management and financial service companies, including public companies, banks, and factoring companies (which advance funds on the security of purchased receivables). The Company is very small in relation to such competitors. However the Company's services are also designed to serve a niche market and in its focus on purchasing and collecting medical insurance claims of certain medical groups, the competition is limited to only a few companies.

Capco:

The Company will compete with many other Capco organizations for approval by the New York Insurance Department for its Capco Programs.


TRADEMARKS.-         None.
----------

EMPLOYEES

As of February 28, 2001, the Company had 32 employees. None of the Company's employees are represented by a labor union. MFC considers its relationship with its employees to be good.


REGULATORY LAWS

The Company is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

ITEM 2. PROPERTIES

In addition to the real property held for development and sale as set forth in
Item 1 above, MFC lease its offices in New Rochelle, New York, under a lease expiring on February 28, 2007. All of the space leased by the Company is leased from an unaffiliated third party.

MFC leases a medical office under two separate leases in Brooklyn, NY, where it provides management services for a medical practice that is also a finance client. These leases expire October 31, 2002 and March 31, 2004.

MFC leases an MRI facility in Garden City South, NY, where it provides MRI and management services for a radiology practice that is also a finance client. This lease expires February 28, 2005, with a five year renewal option.


ITEM 3. LEGAL PROCEEDINGS

MFC is not presently a party to any material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER
        INFORMATION

None, other than the election of directors on July 20, 2000.


OTHER INFORMATION

CAUTIONARY STATEMENT

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important risk factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by or on behalf of the Company.

Such statements may relate, but are not limited, to projections of revenues, earnings, capital expenditures, plans for growth and future operations, competition as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.

When the Company uses the words "estimates", "expects", "anticipates", "believes", "plans", "intends", and variations of such words or similar expressions, they are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in real estate values.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date they are made. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after that date or to reflect the occurrence of anticipated events.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REGISTRATION AND MARKET PRICES OF COMMON STOCK

The Form 10 Registration of the common stock of MFC Development Corp. pursuant to Section 12(g) of the Securities Exchange Act of 1934 as finally amended on January 17, 2000 was effective as of November 30, 2000 and MFC has been a reporting company since that date, filing its first quarterly statement for the nine months ended November 30, 2000, on January 16, 2001.

The Company's common stock was distributed on January 23, 2001 in a spin-off from FRM. Shareholders' basis in the Company's shares is equal to the market value when distributed, which was $1.00 per share based on its trading on the NASDAQ Bulletin Board under the symbol MFCD. The following table sets forth the range of high and low bid quotations of the Company's common stock in the Company's 4th fiscal, as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

FISCAL PERIOD                                              COMMON STOCK
-------------                                              ------------
                                                        HIGH BID    LOW BID
                                                        --------    -------
2001
----
4th    Fiscal Quarter (12/1/00 - 2/28/01)                $ 1.00     $ 1.00

The high bid and low asked quote on May 21, 2001 was $1.50 bid and $2.00 asked.


DIVIDENDS

No cash dividend has been paid by MFC since its inception. The Company has no present intention of paying any cash dividends on its common stock.


HOLDERS

As of May 1, 2001, there were approximately 1,100 holders of record of MFC common stock representing about 2,500 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding except for two options to purchase a total of 3,000 shares held by Allan Kornfeld, Chairman of the Company. The Company does not know of any shares of common stock of MFC that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                     MFC Development Corp. and Subsidiaries
                      Selected Consolidated Financial Data

                                                                              Fiscal Year Ended
                                               --------------------------------------------------------------------------------
                                               February 28,     February 29,     February 28,     February 28,     February 28,
                                                   2001             2000             1999             1998             1997
                                               ------------     ------------     ------------     ------------     ------------
Income Statement Data:

Total Revenue                                  $  2,359,123     $  2,283,267     $  1,457,690     $  3,182,249     $  1,036,149
Costs and expenses                                3,277,340        3,258,798        1,893,223        1,859,984        2,252,700
                                               ------------     ------------     ------------     ------------     ------------

(Loss) income from operations                      (918,217)        (975,531)        (435,533)       1,322,265       (1,216,551)
Other (expenses) net of other income               (220,170)         (27,636)         (44,874)        (210,779)        (129,463)
                                               ------------     ------------     ------------     ------------     ------------

(Loss) income from continuing
  operations before provision for
  income taxes and extraordinary item            (1,138,387)      (1,003,167)        (480,407)       1,111,486       (1,346,014)
Provision for income taxes                           10,936           14,328            5,676          112,937          (16,161)
                                               ------------     ------------     ------------     ------------     ------------

(Loss) income from continuing operations         (1,149,323)      (1,017,495)        (486,083)         998,549       (1,329,853)
Income from discontinued operations, net
  of taxes (including gain on sale of sub-
  sidiary of $381,182 in 2000 and $96,303
  in 1999                                           399,028          325,215          119,514          317,868           70,844
                                               ------------     ------------     ------------     ------------     ------------

(Loss) income before extraordinary items           (750,295)        (692,280)        (366,569)       1,316,417       (1,259,009)
Extraordinary income net of taxes                        --               --               --           91,674               --
                                               ------------     ------------     ------------     ------------     ------------

Net (loss) income                              $   (750,295)    $   (692,280)    $   (366,569)    $  1,408,091     $ (1,259,009)
                                               ============     ============     ============     ============     ============

(Loss) earnings per common share:

(Loss) income from continuing operations       $      (0.64)    $      (0.56)    $      (0.27)    $       0.55     $      (0.73)
 Income from discontinued operations                   0.22             0.18             0.07             0.17             0.04
                                               ------------     ------------     ------------     ------------     ------------
(Loss) income before extraordinary items              (0.42)           (0.38)           (0.20)            0.72            (0.69)
 Extraordinary income net of taxes                       --               --               --             0.05               --
                                               ------------     ------------     ------------     ------------     ------------
Basic and diluted earnings
   (Loss) income per common share              $      (0.42)    $      (0.38)    $      (0.20)    $       0.77     $      (0.69)
                                               ============     ============     ============     ============     ============

Number of shares used in computation of
   basic and diluted earnings per share           1,807,261        1,816,462        1,816,462        1,816,462        1,816,462
                                               ============     ============     ============     ============     ============

                                                                       As of
                                ------------------------------------------------------------------------------------
                                February 28,      February 29,      February 28,      February 28,      February 28,
                                    2001              2000              1999              1998              1997
                                ------------      ------------      ------------      ------------      ------------
Balance Sheet Data:

Working Capital                 $  2,264,177      $  1,531,120      $  1,471,640      $  1,645,273      $  1,591,581
                                ============      ============      ============      ============      ============

Total Assets                    $  9,437,038      $  8,778,756      $ 10,483,028      $  9,771,636      $ 10,524,057
                                ============      ============      ============      ============      ============

Long-term debt                  $    316,982      $     24,655      $    799,480      $    385,177      $  3,036,466
                                ============      ============      ============      ============      ============

Common Shareholders' equity     $  3,907,282      $  4,685,912      $  5,378,192      $  5,745,076      $  4,336,985
                                ============      ============      ============      ============      ============

Book value per share            $       2.17      $       2.58      $       2.96      $       3.16      $       2.39
                                ============      ============      ============      ============      ============

Common shares outstanding          1,800,000         1,816,462         1,816,462         1,816,462         1,816,462
                                ============      ============      ============      ============      ============

(a) Common shares outstanding for all periods have been restated to give effect to a stock dividend declared on May 14, 1998
(b) During fiscal year ended February 29, 2000, the Company disposed of its interest in Wendclark Corp.
(c) During the year ended February 28, 2001, the Company disposed of its interest in Wendcello Corp.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Consolidated Financial Statements and related Notes thereto included herein and incorporated herein by reference.


OVERVIEW

MFC presently generates revenues from two business segments: real estate and medical. The real estate segment consists of various parcels of real estate, held for future development and sale, in which co-investors also have interests, and mortgage notes receivable on two properties that were previously sold. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period.

The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

Prior to June 20, 2000, MFC generated revenues from a third business segment, a food division engaged in the operations of Wendy's restaurants. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

The consolidated financial statements and the discussion below include the operations of the Company's former parent, FRMO Corp., as if the transfer of assets and liabilities on August 31, 2000 had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2001 COMPARED TO YEAR ENDED FEBRUARY 29, 2000

The Company's revenues from continuing operations increased by $76,000 or 3%, for the year ended February 28, 2001 ("2001") to $2,359,000 from $2,283,000 for the year ended February 29, 2000 ("2000"). The increase was a result of an increase in the medical division, offset by decreased revenues in the real estate division.

Revenue in the real estate division decreased in 2001 by $946,000, to $304,000 from $1,250,000 in 2000. The decrease in revenue was due to a decrease of $822,000 in the sales of real estate in 2001 as compared to 2000. Rental income decreased by $18,000 in 2001 because rent is no longer being received on the properties that were sold during 2001 and 2000. The $106,000 decrease in 2001 in interest from mortgages was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest is no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 has not been paid.

The $1,022,000 increase in revenues in the medical division in 2001 was due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The 9% increase in earned fees from the purchase and collection of medical claims of $96,000 in 2001 was due to an increase in medical claims purchased, which resulted in an increase in revenue recognition over the period of collections, which is usually six months. The increase in claims purchased was due to the Company obtaining new clients and additional purchases from existing clients. The increase in purchases in 2001 resulted in an increase in purchases of $3,262,000, which is a 37% increase over 2000. The income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period.

The increase in management fees of $926,000 for the year ended in 2001, was a result of the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. Two other finance client's practices were managed for a temporary period in 2000. These fees are net of reserves of $236,000 for the year ended February 28, 2001.

Costs and expenses from continuing operations increased by $18,000, or less than 1% in 2001, to $3,277,000 as compared to $3,259,000 in 2000. The net increase in 2001 was due to increases of $877,000 in the medical division and $20,000 in depreciation and amortization, which were offset by decreases of $775,000 in the real estate division and $103,000 in corporate expenses and other.

The decrease in costs and expenses in the real estate division in 2001 were due to a decrease in the amount of properties sold in 2001, which results in a decrease in the cost of sales. Operating expenses also decreased in 2001, after a portion of the Hunter property and all of the Brookfield property were sold during the last three quarters of fiscal 2000.

The costs and expenses in the medical division in 2001 was $2,410,000, an increase of $877,000 from 2000. The net increase was due to expenses of $994,000 that are related to the three new subsidiaries that were formed in 2000 to manage the operations of certain medical practices, offset by a decrease of $117,000 in medical receivable expenses. The decrease in medical receivable expenses is primarily due to a reduction in the amount of additional bad debt reserves in 2001. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The decrease in corporate expenses and other of $103,000 in 2001 is primarily due to reductions in professional fees and reallocations of a greater portion of executive salaries to the medical division. The increase in depreciation and amortization of $20,000 in 2001 is attributable to additional depreciation as a result of increased capital expenditures in the medical financing division.

Interest expense in 2001 was $33,000, a decrease of $9,000 from $42,000 in 2000. The decrease was attributable to the debt that was eliminated in 2000 when a portion of the proceeds from the sale of the Wendclark subsidiary was used to repay amounts that had been borrowed to finance the purchase of medical claims receivable, offset by acquisition, by capital lease, of an MRI machine in the medical division and new debt incurred in the last two quarters of 2001 that was used to finance the purchase of medical claims receivable. Interest income increased by $10,000, from $15,000 in 2000 to $25,000 in 2001. The increase was due to the investment of a portion of the proceeds from the sale of Wendcello in June 2000.

Expenses related to the distribution of MFC stock to FRM's shareholders and the registration of MFC's common amounted to approximately $209,000. These expenses primarily consist of professional fees, filing costs, printing and shareholder communications. These expenses are a one-time only charge, most of which were incurred in the last quarter of fiscal 2001 and will not continue in fiscal 2002.

Income from discontinued operations in 2001 increased $74,000, to $399,000. The increase in 2001 was primarily due to the gain of $381,000 from the sale of the Wendcello subsidiary, offset by the profits from that subsidiary that were included in the entire 2000 period.

For the reasons noted above, the Company's net loss increased by $58,000 in 2001 to $750,000 as compared to a net loss of $692,000 in 2000.

YEAR ENDED FEBRUARY 29, 2000 COMPARED TO YEAR ENDED FEBRUARY 28, 1999

The Company's revenues from continuing operations increased by $825,000 or 57%, for the year ended February 29, 2000 ("2000") to $2,283,000 from $1,458,000 for the year ended February 28, 1999 ("1999"). The increase was a result of increased revenues in the real estate division, offset by a decrease in the medical division.

Revenue in the real estate division increased by $834,000, to $1,250,000 in 2000. The increase in revenue was attributable to sales of real estate totaling $941,000, as compared to $41,000 in 1999. The sales in 2000 consisted of six condominium units at the Hunter, NY property for $403,000 and the two parcels of vacant land in Brookfield, CT for $538,000.

The $9,000 net decrease in revenues in the medical division in 2000 was due to a decrease in medical claims purchased in that period as compared to 1999. The decrease was due to a lesser amount of bills purchased due to the Company's decision to be more selective in the bill purchasing process. The net decrease was offset by fees in the amount of $20,000 that were generated from the ownership, beginning in February 2000, of an MRI facility that provides management services to a finance client's radiology practice.

Costs and expenses from continuing operations increased $1,366,000, or 72%, for the year ended in 2000, to $3,259,000 as compared to $1,893,000 for the year ended in 1999. The net increase for 2000 was due to increases of $818,000 in the real estate division, $478,000 in the medical division, $38,000 in corporate expenses and $32,000 in depreciation and amortization.

The increase of $818,000 in costs and expenses in the real estate division is attributable to cost of sales of the properties that were sold in the amount of $892,000, offset by a decrease in operating expenses of $74,000. The cost of sales of the Hunter property, which was $398,000, and the Brookfield property, which was $494,000, resulted in a total gain of $49,000. The decrease in operating expenses in 2000 was due to a greater amount of professional fees in 1999, which were incurred during the successful litigation regarding ownership rights of the Hunter property. In addition, there was a decrease in operating expenses after the Hunter and Brookfield properties were sold.

The costs and expenses in the medical division in 2000 was $1,533,000, an increase of $478,000 from 1999. The greatest component of the increase in 2000 was attributable to additional expenses incurred that were needed to properly service the existing and projected client base. These expenses included an additional $219,000 on staff and related employment costs and $40,000 on occupancy and office costs. The infrastructure of the company as established, can now service a greater number of clients than currently exists. This is necessary to efficiently service expected new clients with properly trained employees. In 2000, to provide additional services to finance clients, three new subsidiaries were formed to manage the operations of certain medical practices. These new subsidiaries, also referred to as management companies, incurred approximately $79,000 of start up costs in 2000. In addition, the reserve for bad debts was increased by $126,000 in 2000. The increase in reserves is due to three major insurance companies challenging the corporate structure of a significant client. Management has commenced additional collection procedures to mitigate the effect of this challenge. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The $38,000 increase in corporate expenses in 2000 is primarily due to additional professional fees incurred, offset by the reduction and stabilization of new costs in 1999 related to the initial registration of the Company's common stock pursuant to the Securities and Exchange Act of 1934 in 1998. The $32,000 net decrease in depreciation and amortization is attributable to the sale of the Wendclark subsidiary on May 14, 1999, offset by additional depreciation as a result of increased capital expenditures in the medical division.

Interest expense in 2000 was $42,000, a decrease of $17,000 from $59,000 in 1999. The decrease was attributable to the use of a portion of the proceeds from the sale of the Wendclark subsidiary in May 1999, to repay amounts that had been borrowed to finance the purchase of medical claims receivable.

Income from discontinued operations increased by $205,000, to $325,000 in 2000 from $120,000 in 1999. The net increase was due to (i) a $577,000 increase in revenues offset by a $544,000 increase in costs and expenses from the eight restaurants that operated in the Wendcello subsidiary, (ii) $96,000 gain on the sale of the Wendclark subsidiary and (iii) the increase in net income of $77,000 from the Wendclark subsidiary.

For the reasons noted above, most notably, the additional costs of the medical division, the Company experienced a net loss of $692,000 in 2000, which was $326,000 greater than the net loss of $366,000 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the year ended February 28, 2001 resulted in a decrease of cash in the amount of $297,000, from $581,000 in 2000 to $284,000 in 2001. The Company expects growth of its medical division to increase based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from the related party credit line described in Note 8 of the financial statements. Additional funds may be provided from financing activities such as additional asset-based borrowing facilities on the Company's mortgages and accounts receivable and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the two years ended February 28, 2001. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002, however, interest payments in the amount of $30,000 are due annually. The annual payments that have been due since February 29, 2000 have not been paid, which resulted in the suspension of interest being accrued.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs and expected investments in property and equipment. The Company intends to pace its growth in the medical division to its capacity to provide the funds internally and from its financing activities.

Cash used by operations for the year ended in 2001 was $567,000, as compared to $117,000 being provided in 2000. The $684,000 increase in the use of cash in 2000 was due to a net loss for the year ended in 2001 of $750,000 (net of $381,000 gain on sale of subsidiary) as compared to a net loss of $692,000 (includes gain on sale of subsidiary of $96,000) in 2000, a decrease in the sale of real estate, which resulted in a decrease in collections of $726,000, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash used by investing activities was $13,000 for the year ended in 2001 as compared with $1,081,000 being provided in 2000. The $1,094,000 increase in the use of cash was primarily due to the increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $1,485,000 in 2001, compared to a $316,000 decrease in 2000. The increase in 2001 was attributable to a greater amount of bills purchased, beginning during the month of May 2000, from new clients. The use of cash by the medical division was offset by an increase of $600,000 from discontinued operations, resulting from the sale of the Wendcello subsidiary in June 2000 and a reduction in the amount of capital expenditures by $51,000 in 2001.

Net cash provided by financing activities was $283,000 for the year ended in 2001 as compared with $859,000 being used in 2000. The $1,142,000 increase in cash being provided in 2001 was primarily due to (i) $258,000 of borrowings on the new related party credit in 2001 (ii) repayment of the prior related party credit line in the amount of $775,000 and other related party debt of $147,000 in 2000 and (iii) $100,000 sale of equity of FRM NY Capital, LLC to a minority interest. The above were offset by $28,000 used to purchase and acquire treasury stock in August 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables. The Company is exposed to interest rate risk arising from changes in the level of interest rates. It is anticipated that the fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a current report on Form 8-K on March 13, 2001 to report the change in its accountants.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2001. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)      FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules......................................  F-1
Report of Holtz Rubenstein & Co., LLP.........................................................  F-2
Report of Ernst & Young, LLP..................................................................  F-3
Consolidated Balance Sheets - February 28, 2001 and February 29, 2000.........................  F-4
Consolidated Statements of Operations -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999.....................  F-6
Consolidated Statements of Stockholders' Equity -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999.....................  F-7
Consolidated Statements of Cash Flows -
   Years ended February 28, 2001, February 29, 2000 and February 28, 1999.....................  F-8
Notes to Consolidated Financial Statements....................................................  F-9

(2)      FINANCIAL STATEMENT SCHEDULES:

Schedule II  -  Valuation and Qualifying Accounts..........................  F-29
Schedule III -  Real Estate and Accumulated Depreciation...................  F-30
Schedule IV  -  Mortgage Loans on Real Estate..............................  F-31

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)      EXHIBITS:

All exhibits are incorporated herein by reference to Amendment No. 3 to Form 10 dated January 17, 2001.

Exhibit
Number     Description
------     --------------------------------------------------------------------
 3.01      Certificate of Incorporation of the Company.
 3.03      Amended By-Laws of the Company.
 5.01      Opinion of Tanner Propp, LLP
21.01      A list of subsidiaries of the Company.
27.01      Financial data schedule for the six months ended August 31, 2000.
27.02      Financial data schedule for the year ended February 29, 2000.

(b)      REPORTS ON FORMS 8-K

The Company filed Form 8K on March 13, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2001.

                                                         MFC DEVELOPMENT CORP.

                                                         By:  /S/ VICTOR BRODSKY
                                                             -------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2001.


Signature                                          Title
---------                                          -----


  /S/ LESTER TANNER                                President and Director
-------------------------------                    (Principal Executive Officer)
Lester Tanner


  /S/ ALLAN KORNFELD                               Chairman of the Board
-------------------------------
Allan Kornfeld


  /S/ DAVID MICHAEL                                Director
-------------------------------
David Michael


  /S/ SETH GROSSMAN                                Director
-------------------------------
Seth Grossman


  /S/ ANDERS STERNER                               Director
-------------------------------
Anders Sterner

                     MFC Development Corp. and Subsidiaries
                   Index to Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules

This Index....................................................................  F- 1
Report of Independent Auditors................................................  F- 2
Consolidated Balance Sheets --
   As of February 28, 2001 and February 29, 2000..............................  F- 4
Consolidated Statements of Operations --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999......................................................  F- 6
Consolidated Statements of Stockholders' Equity --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999......................................................  F- 7
Consolidated Statements of Cash Flows --
   Years Ended February 28, 2001, February 29, 2000
   and February 28, 1999......................................................  F- 8

Notes to Consolidated Financial Statements....................................  F- 9

Consolidated Financial Statement Schedules:
   II  -- Valuation and Qualifying Accounts...................................  F-29
   III -- Real Estate and Accumulated Depreciation............................  F-30
   IV  -- Mortgage Loans on Real Estate.......................................  F-31

The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors


The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFC Development Corp., Inc. and its subsidiaries as of February 28, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended February 28, 2001. Our audit also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the year ended February 28, 2001. These financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 28, 2001 and the consolidated results of their operations and their cash flows for the year ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the year ended February 28, 2001, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
May 11, 2001

                         Report of Independent Auditors


The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MFC Development Corp., Inc. and its subsidiaries as of February 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended February 29, 2000. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the two years ended February 29, 2000. These financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 29, 2000, and the consolidated results of their operations and their cash flows for the two years ended February 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedules for the two years ended February 29, 2000, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP

New York, New York
May 8, 2000, except for
Note 1, as to which the date is
September 25, 2000

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                                          FEBRUARY 28,       FEBRUARY 29,
                                                                              2001               2000
                                                                        -----------------------------------
ASSETS
Current assets:
  Cash & cash equivalents                                               $       284,073     $       581,408
  Mortgage and notes receivable - current                                        29,093              26,597
  Finance receivables, net                                                    4,520,319           2,479,999
  Other current assets                                                          134,361             103,994
                                                                        -----------------------------------
Total current assets                                                          4,967,846           3,191,998
                                                                        -----------------------------------

Property and equipment:
  Property and equipment, at cost                                               550,386             348,575
  Less accumulated depreciation and amortization                                195,744             115,794
                                                                        -----------------------------------
                                                                                354,642             232,781
                                                                        -----------------------------------

Other assets:
  Real estate held for development and sale                                     439,153             510,880
  Mortgage and notes receivable                                               3,123,590           3,152,683
  Accrued interest receivable - related party mortgage                          321,150             321,150
  Loans receivable                                                              142,840              98,381
  Other                                                                          87,817              95,991
  Net assets of discontinued operations                                              --           1,174,892
                                                                        -----------------------------------
Total other assets                                                            4,114,550           5,353,977
                                                                        -----------------------------------

Total assets                                                            $     9,437,038     $     8,778,756
                                                                        ===================================

See accompanying notes.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                                    FEBRUARY 28,         FEBRUARY 29,
                                                                                        2001                 2000
                                                                                  -------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and accrued expenses                                           $        403,707     $        213,683
  Current portion of notes payable                                                          57,050               19,282
  Due to finance customers                                                               2,214,938            1,402,546
  Income taxes payable                                                                       6,967                5,367
  Other current liabilities                                                                 21,007               20,000
                                                                                  -------------------------------------
Total current liabilities                                                                2,703,669            1,660,878
                                                                                  -------------------------------------

Other liabilities:
  Notes payable, including $258,000 in 2001
    payable to related party                                                               316,982               24,655
  Deferred Income                                                                        2,407,311            2,407,311
                                                                                  -------------------------------------
Total other liabilities                                                                  2,724,293            2,431,966
                                                                                  -------------------------------------

Minority interest in subsidiary                                                            101,794                   --
                                                                                  -------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                                           --                   --
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares at
      February 28, 2001 and 1,816,462 shares at
      February 29, 2000                                                                      1,800                1,816
  Capital in excess of par value                                                         5,968,420            5,996,739
  Accumulated deficit                                                                   (2,062,938)          (1,312,643)
                                                                                  -------------------------------------
  Total stockholders' equity                                                             3,907,282            4,685,912
                                                                                  -------------------------------------

Total liabilities and stockholders' equity                                        $      9,437,038     $      8,778,756
                                                                                  =====================================

See accompanying notes.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                                      FEBRUARY 28,        FEBRUARY 29,        FEBRUARY 28,
                                                                          2001                2000                1999
                                                                    -------------------------------------------------------
Revenues
  Sale of real estate                                               $       119,000     $       941,000     $       40,678
  Rental income                                                              93,639             111,264            140,633
  Interest from mortgages                                                    91,621             197,864            234,609
  Income from the purchase
    and collections of medical receivables                                1,128,849           1,033,139          1,041,770
  Medical management service fees                                           926,014                  --                 --
                                                                    -------------------------------------------------------
  Total income                                                            2,359,123           2,283,267          1,457,690
                                                                    -------------------------------------------------------

COSTS AND EXPENSES
  Real estate                                                               435,966           1,211,711            393,727
  Medical receivables                                                     1,416,420           1,533,127          1,055,439
  Medical management services                                               994,035                  --                 --
  Corporate expenses and other                                              349,470             452,234            414,148
  Depreciation and amortization                                              81,449              61,726             29,909
                                                                    -------------------------------------------------------
  Total costs and expenses                                                3,277,340           3,258,798          1,893,223
                                                                    -------------------------------------------------------

Loss from operations                                                       (918,217)           (975,531)          (435,533)
                                                                    -------------------------------------------------------

Other income (expense):
  Interest income                                                            24,904              14,801             13,817
  Interest expense                                                          (33,037)            (42,437)           (58,691)
  Spin-off expenses                                                        (209,187)                 --                 --
  Minority interest in net income of subsidiary                              (2,850)                 --                 --
                                                                    -------------------------------------------------------
                                                                           (220,170)            (27,636)           (44,874)
                                                                    -------------------------------------------------------

Loss from continuing operations before
  provision for income taxes                                             (1,138,387)         (1,003,167)          (480,407)

Provision for income taxes                                                   10,936              14,328              5,676
                                                                    -------------------------------------------------------

Loss from continuing operations                                          (1,149,323)         (1,017,495)          (486,083)

Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $381,182 for the
   year ended February 28, 2001 and $96,303 for the year
   ended February 29, 2000)                                                 399,028             325,215            119,514
                                                                    -------------------------------------------------------
Net loss                                                            $      (750,295)    $      (692,280)    $     (366,569)
                                                                    =======================================================

Loss per common share:
  (Loss) from continuing operations                                 $         (0.64)    $         (0.56)    $        (0.27)
  Income from discontinued operations                                          0.22                0.18               0.07
                                                                    -------------------------------------------------------
Basic and diluted (loss) per common share                           $         (0.42)    $         (0.38)    $        (0.20)
                                                                    =======================================================

Number of shares used in computation of basic and
  diluted earnings per share                                              1,807,261           1,816,462          1,816,462
                                                                    =======================================================

See accompanying notes

                     MFC Development Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                                      RETAINED
                                                                     ADDITIONAL       EARNINGS         TOTAL
                                             COMMON STOCK             PAID-IN       (ACCUMULATED    STOCKHOLDERS'   COMPREHENSIVE
                                         SHARES         AMOUNT        CAPITAL         DEFICIT)         EQUITY       (LOSS)INCOME
                                     ----------------------------------------------------------------------------   --------------
Balance, as previously reported,
  February 28, 1998                           100    $         --   $    950,000    $    624,098    $  1,574,098
Adjustment related to transfer of
  ownership of FRMO Corp. assets        1,816,362           1,816      5,047,054        (877,892)      4,170,978
                                     ----------------------------------------------------------------------------
Balance, February 28, 1998              1,816,462           1,816      5,997,054        (253,794)      5,745,076
  Payment of fractional shares                 --              --           (315)             --            (315)
  Net loss                                     --              --             --        (366,569)       (366,569)   $    (366,569)
                                                                                                                    --------------
  Comprehensive loss                           --              --             --              --              --    $    (366,569)
                                     ----------------------------------------------------------------------------   ==============
Balance, February 28, 1999              1,816,462           1,816      5,996,739        (620,363)      5,378,192
  Net loss                                     --              --             --        (692,280)       (692,280)   $    (692,280)
                                                                                                                    --------------
  Comprehensive loss                           --              --             --              --              --    $    (692,280)
                                     ----------------------------------------------------------------------------   ==============
BALANCE, FEBRUARY 29, 2000              1,816,462           1,816      5,996,739      (1,312,643)      4,685,912
  Purchase and retirement of
    treasury stock                        (16,462)            (16)       (28,319)             --         (28,335)
  Net loss                                     --              --             --        (750,295)       (750,295)   $    (750,295)
                                                                                                                    --------------
  Comprehensive loss                           --              --             --              --              --    $    (750,295)
                                     ----------------------------------------------------------------------------   ==============
Balance, February 28, 2001              1,800,000    $      1,800   $  5,968,420    $ (2,062,938)   $  3,907,282
                                     ============================================================================

See accompanying notes

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                               YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                              FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
                                                                                 2001               2000              1999
                                                                             --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $    (750,295)     $   (692,280)     $   (366,569)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                                  81,449            61,726            29,910
     Gain on sale of real estate held for development and sale                      (1,872)          (48,621)               --
     Gain on sale of subsidiaries                                                 (381,182)          (96,303)               --
     Provision for bad debts                                                       256,981           126,488            13,134
     Minority interest in net income of subsidiary                                   2,850                --                --
     Deferred income taxes                                                              --                --           (20,729)
     Changes in operating assets and liabilities:
     Collections from sale of real estate held for development
           and sale, net of payment to participant                                 119,000           845,304                --
     Additions to real estate held for development and sale                        (45,401)               --           (98,109)
     Prepaid expenses, miscellaneous receivables and other assets                  (22,193)          (13,423)         (158,287)
     Net assets of discontinued operations                                         (18,926)           29,354           113,549
     Accounts payable, accrued expenses and taxes                                  191,624           (51,806)          (35,945)
     Other current liabilities                                                       1,007           (43,671)           44,182
                                                                             --------------------------------------------------
Net cash (used in) provided by operating activities                               (566,958)          116,768          (478,864)
                                                                             --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                           (85,622)         (136,466)          (66,188)
Finance receivables                                                             (2,297,301)          373,672        (1,210,606)
Due to finance customers                                                           812,392           (57,864)          484,865
Principal payments on notes receivable                                              26,597            24,318            22,232
Loan receivable                                                                    (86,774)         (100,000)               --
Principal payments on loan receivable                                               42,315             1,619                --
Proceeds from sale of subsidiaries                                               1,575,000           975,000                --
                                                                             --------------------------------------------------
Net cash (used in) provided by investing activities                                (13,393)        1,080,279          (769,697)
                                                                             --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                          678,000            96,779           685,000
Principal payments on notes payable                                               (465,593)         (955,430)         (283,533)
Sale of equity to minority interest                                                100,000                --                --
Distribution to minority interest                                                   (1,056)
Purchase and retirement of treasury stock                                          (28,335)               --                --
Payment of fractional shares                                                            --                --              (315)
                                                                             --------------------------------------------------
Net cash provided by (used in) financing activities                                283,016          (858,651)          401,152
                                                                             --------------------------------------------------

Net (decrease) increase in cash and cash equivalents                              (297,335)          338,396          (847,409)
Cash and cash equivalents, beginning of period                                     581,408           243,012         1,090,421
                                                                             --------------------------------------------------

Cash and cash equivalents, end of period                                     $     284,073      $    581,408      $    243,012
                                                                             ==================================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                                $      15,830      $    120,935      $    275,176
                                                                             ==================================================
Income taxes paid                                                            $      17,916      $     19,011      $     39,074
                                                                             ==================================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                         $     117,689      $         --      $     42,234
                                                                             ==================================================

See accompanying notes

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1. ORGANIZATION OF THE COMPANY

The consolidated financial statements consist of MFC Development Corp. (the "Company" or "MFC") and its wholly-owned subsidiaries. MFC was a wholly-owned subsidiary of FRMO Corp., formerly FRM Nexus, Inc. ("FRM or Nexus"). All of FRM's assets and liabilities were transferred to MFC on August 31, 2000, except for $10,000. Because such entities are under common control, this transaction has been accounted for in a manner similar to a pooling of interests on MFC's books.

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing on or about November 30, 2000, to its shareholders on the record date one share of MFC common stock for each one share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000, (the record date). On October 19, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed the board of directors' approval of the distribution. MFC filed a Form 10 on October 2, 2000 to register its common stock. Amendment Nos. 1, 2 and 3 to Form 10 were filed on November 20, 2000, December 6, 2000 and January 16, 2001. On January 23, 2001, 1,800,000 shares of MFC were distributed to FRM's shareholders.

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 80% owned subsidiary, FRM NY Capital LLC, Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC, Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). Wendclark was sold May 14, 1999 and Wendcello was sold on June 20, 2000.

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware as PSI Food Services, Inc. On August 9, 2000, the Company amended its certificate of incorporation as follows:

1. The Company changed its name from PSI Food Services, Inc. to MFC Development Corp.

2. The Company increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 40,000,000 shares common stock, par value $.001 per share. The Board of Directors is authorized to provide at anytime for the issuance of MFC preferred stock with the rights, preferences and limitations as established by the Board. Stockholders' equity for prior periods was restated to reflect this change.

In August 2000, the Company purchased and retired 16,462 shares of treasury stock for $28,335.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


2. BASIS OF PRESENTATION

BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in two distinct industries consisting of real estate and medical financing. On May 23, 2000, the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000, the Company completed the sale. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

The real estate business is conducted by the Company through various subsidiaries. It owns real estate and holds mortgages on real estate parcels in New York and Connecticut, which are currently held for development and sale.

The medical financing business is conducted through Medical Financial Corp., which purchases insurance claims receivable of medical practices and provides certain services to those practices. During fiscal 2000, three subsidiaries were formed to provide additional management services to certain medical practices.

In addition to the two operating divisions of the Company, a new division, Capco, was formed during the quarter ended November 30, 2000. Capco has not yet conducted the business for which it was formed. Capco operates through FRM N.Y. Capital LLC, an 80% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of the Company. This LLC was approved on November 30, 2000 as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco"). A "certified capital company" as used in this context is a "for profit" entity, such as a limited liability company, located and qualified to conduct business in New York State which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into providing venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (hereinafter also referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Real Estate: The full accrual method is used on the sale of real estate if the profit is determinable, the Company is not obligated to perform significant activities after the sale to earn the profit and there is no continuing involvement with the property. If the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If there is continuing involvement with the property by the Company, the financing method is used.

Purchase and Collection of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period on a pro-rata basis as the related net collectible value (see discussion below, under finance receivables) of the receivables are collected. The deferred fee income is netted against finance receivables (see note 5). The Company is not entitled to interest on unpaid principal balances.

Medical Management Service Fees: Three subsidiaries provide additional management services to certain medical practices. Management fees are billed to these medical practices monthly in amounts that are relative to the expenses and services provided by the Company for that month. The accrual method of accounting is used to record all management service fees.

Food Service Companies: The accrual method of accounting is used to record all income.

RECEIVABLES

MORTGAGE AND NOTES RECEIVABLE

Mortgages and notes receivable results from the sale of real estate. These receivables bear interest and are recorded at face value, less unamortized discount.

Impairment Assessment: The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the collateral is in excess of the related receivables. The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES (CONTINUED)

FINANCE RECEIVABLES

The Company purchases the net collectible value of medical insurance claims on a limited recourse basis. Net collectible value is the amount that the insurance companies will pay based on established fee schedules used by insurance companies. The net collectible value is often less than the face value of the claim due to the difference in billing rates between the established fee schedules and what the medical practice ordinarily would bill for a particular procedure. The Company is only responsible to collect the fee scheduled amount. If any amounts are collected in excess of the purchased amount and the Company's fee, that amount will be applied to the client's loan balance. Finance receivables are reported at their outstanding unpaid principal balances, reduced by any charge-off or valuation allowance and net of unearned revenues. The recourse basis is limited to the extent any receivables purchased by the Company are disputed and/or referred to arbitration proceedings. Such receivables are deemed to be invalid and are immediately substituted. The Company is still entitled to the collection of its fees from customers regardless of whether or not the underlying accounts receivable are collectible. Performance of these receivables is personally guaranteed by the owner of the practice and principals of the related management companies.

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

Impairment Assessment: Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral and current economic conditions.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

         Land improvements                                   15 years
         Restaurant equipment and furniture                   7 years
         Computer, medical and transportation equipment       5 years

Amortization of leasehold improvements is provided by the application of the straight-line method over the shorter of their estimated useful lives or the terms of the related leases and range from 1.5 to 22 years.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

Properties are carried at the lower of acquisition cost or market, less the costs to sell. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular.

Leases which transfer substantially all of the risk and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are amortized in the same manner as owned assets are depreciated. Interest expenses relating to the lease liabilities are recorded to effect constant rates of interest over the terms of the leases. Leases which do not meet such criteria are classified as operating leases and the related rentals are charged to expense as incurred.

The Company has capitalized the applicable leasehold costs related to acquiring the leases for its various restaurants and is amortizing them over the terms of the applicable leases ranging from 10 to 20 years.

TECHNICAL ASSISTANCE FEES

Technical assistance fees represent initial franchise fees paid to Wendy's International at the inception of each franchised location and are amortized on a straight-line basis over the term of the related franchises, ranging from 15 to 20 years.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 28, 2001, fees earned from four medical providers were 19%, 13%, 11% and 11% of earned fees. For the year ended February 29, 2000, fees earned from four medical providers were 23%, 14%, 13% and 12% of earned fees. For the year ended February 28, 1999, fees earned from four medical providers were 26%, 18%, 12% and 11% of earned fees. As of February 28, 2001 and February 29, 2000, claims receivable from one insurance company comprised 15% and 26% of total finance receivables, respectively.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 4).

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. For the years ended February 28, 2001, February 29, 2000 and February 28 1999 advertising expense totaled approximately $5,000, $20,000, and $16,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

                                                     FEBRUARY 28,                    FEBRUARY 29,
                                                        2001                            2000
                                             ----------------------------------------------------------
                                              CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                               AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                             ----------------------------------------------------------
ASSETS
Cash and cash equivalents                    $  284,073      $  284,073      $  581,408      $  581,408
Mortgage and notes receivable                 3,152,683       3,152,683       3,179,280       3,179,280
Finance receivables                           4,520,319       4,520,319       2,479,999       2,479,999

LIABILITIES
Accounts payable and accrued expenses,
income taxes payable, due to finance
customers and other current liabilities       2,646,619       2,646,619       1,641,596       1,641,596
Notes payable                                   374,032         374,032          43,937          43,937

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS(CONTINUED)

REVENUE RECOGNITION IN FINANCIAL STATEMENTS

The Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements in the quarter starting December 1, 2000. SAB 101 requires revenue to either be realized or realizable and earned prior to recognition. This generally does not occur until there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. The adoption of SAB 101 has not impacted the Company's current and prior revenue recognition policies and its results of operations or financial position.

ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which replaces Standard No. 125. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is to be applied prospectively. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

4. REAL ESTATE ACTIVITIES

SALE OF REAL ESTATE

GOSHEN, NEW YORK

The Company acquired its property in Goshen, New York through the foreclosure of two mortgages it held. During fiscal years 1997 and 1996, the Company sold all of the 165 lots of the property for $2,499,350. This transaction and the related note receivable was with Windemere Pines at Goshen, Inc., a part of the Windemere Group of construction companies, in which Jed Schutz is an officer, director and shareholder. Mr. Schutz is also a shareholder of FRM and was a director of FRM until May 1999. It is management's opinion that this transaction would be at the same terms had the parties not been related.

The consideration received on this sale did not satisfy the initial investment criteria to use the full accrual method of profit recognition. The sale was accounted for using the installment method, resulting in the deferral of income until the initial and continuing investment criteria is sufficient (see Note 3). The installment method was used since recovery of the cost of the property is reasonably assured if the buyer defaults on the mortgage receivable. A balance of

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

SALE OF REAL ESTATE (CONTINUED)

GOSHEN, NEW YORK (CONTINUED)

$1,557,311 of deferred profit remains at February 28, 2001 and February 29, 2000.

Interest income from this transaction (principal amount of note receivable is $2,310,000) was $-0-, $103,950 and $138,600 for the years ended February 28,
2001, February 29, 2000 and February 28, 1999. The terms of the note call for an annual payment of interest of $30,000. The payment for fiscal 2000 has not been paid, which resulted in the suspension of accruing interest as of November 30, 1999. There is no allowance for loss because the market value of the collateral, less costs to sell, is greater than the carrying amounts of the related notes receivable and accrued interest receivable.

The balance of accrued interest receivable is as follows:

                FEBRUARY 28,    FEBRUARY 29,
                    2001            2000
                ----------------------------
Current         $         --    $         --
Long-term            321,150         321,150
                ----------------------------
                $    321,150    $    321,150
                ============================

In addition, the Company received additional contingent consideration on the sale in the form of a purchase money debenture in the amount of $2,499,750, contingent on the sale of the single family residences to be built on the 165 lots which were sold. This purchase money debenture matures on February 28, 2002 and bears interest at a rate of 6% per annum. The Company has not included any amounts in its consolidated financial statements relating to this purchase money debenture or its related interest since its collectibility is contingent on the profitable sale of the single family residences to be built.

OTHER REAL ESTATE SALES

The Company sold various other properties, including the property in Brookfield, Connecticut, eight condominium units units in Hunter, New York, during the three years ended February 28, 2001 for various amounts as part of the operations of the real estate division.

In January 2001, the land for eight unbuilt condominium units in Hunter, New York was sold to a related party, Eastern Mountain Properties, LLC, which is 45% owned by Dr. Anne-Renne Testa, who is the wife of Lester Tanner, a director, president and shareholder of the Company. The land was sold for $50,000, which approximated the fair market value of the property, based on a bid for the same amount from an unrelated party, which was acceptable to the Company, but was later withdrawn. The Company realized a gain of $16,000 from the sale of this property.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

MORTGAGES AND NOTES RECEIVABLE

Mortgages and notes receivable, arising from the sale of real estate, consist of the following:

                                                  FEBRUARY 28,      FEBRUARY 29,
                                                      2001              2000
                                                  ------------------------------
Goshen, New York (Construction Company)
(Net of unamortized discount of $162,202)         $ 2,147,798       $ 2,147,798
Granby, Connecticut (Real Estate Operator)          1,004,885         1,031,482
                                                  ------------------------------
                                                    3,152,683         3,179,280
Less current portion                                  (29,093)          (26,597)
                                                  ------------------------------
                                                  $ 3,123,590       $ 3,152,683
                                                  ==============================

These mortgages and notes have various terms for payments of principal and interest and are collateralized by the underlying real estate. These mortgages and notes bear interest ranging from 6% to 9% and mature as follows:

FISCAL YEAR
2002                    $2,339,093
2003                        31,822
2004                        34,807
2005                        38,072
2006                        41,644
Thereafter                 829,447
                        ----------
                        $3,314,885
                        ==========

As of February 28, 2001 and February 29, 2000, except for the Goshen interest payment mentioned above, all notes receivable were performing. Windemere is currently trying to sell the Goshen property, rather than develop it. As long as Windemere is attempting to sell the property, the Company does not intend to pursue the collection of interest or principal on the mortgage. There is no allowance for loss because the market value of the collateral, less costs to sell, is greater than the carrying amounts of the related notes receivable.

The Granby note receivable is being used as collateral for a line of credit (see
Note 8). Upon full collection of the note receivable, an additional liability will be payable to the co-investors for approximately $70,000. If the note is not collected in full, an amount substantially less will be paid. An accrual has been provided for this amount.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The following properties are included in real estate held for development and sale:

                                   FEBRUARY 28,      FEBRUARY 29,
                                       2001              2000
                                   ------------------------------
Hunter, New York                   $   584,153       $   655,880
Less due to co-investors on
property previously sold              (145,000)         (145,000)
                                   ------------------------------
                                   $   439,153       $   510,880
                                   ==============================

The Hunter property is located at the base of Hunter Mountain in Greene County, New York. This property includes approximately 80 acres of undeveloped land, one building site, a hotel site, a clubhouse with a recreational facility, an office building and a sewage treatment plant that serves the development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties.

DEFERRED INCOME

The Company sold an office building in Granby, Connecticut during fiscal 1996 but leased back a portion of the space, which was then sub-leased to a third party through August 31, 2002. The Company remains obligated on that lease for the period from September 1, 2002 through February 28, 2006 for rental payments aggregating $1,482,194. As a result, $850,000 of the gain recorded on the sale in fiscal 1998, representing the present value of these rental payments, was deferred.

Deferred income consists of the following:

                FEBRUARY 28,      FEBRUARY 29,
                    2001              2000
                ------------------------------
Goshen, NY      $  1,557,311      $  1,557,311
Granby, CT           850,000           850,000
                ------------------------------
Total           $  2,407,311      $  2,407,311
                ==============================

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


5. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                 FEBRUARY 28,      FEBRUARY 29,
                                     2001              2000
                                 ------------------------------
Gross finance receivables        $ 5,447,524       $ 2,958,825
Allowance for credit losses         (469,469)         (212,488)
Deferred finance income             (457,736)         (266,338)
                                 ------------------------------
                                 $ 4,520,319       $ 2,479,999
                                 ==============================

These receivables are collateral for a line of credit (see Note 8).

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                    FEBRUARY 28,      FEBRUARY 29,
                                                        2001              2000
                                                    ------------------------------
Leasehold improvements                              $     52,902      $     51,402
Computer equipment                                       233,830           173,414
Medical equipment                                         47,670            32,500
Equipment under capital leases                           185,060            67,371
Other equipment and furniture                             30,924            23,888
                                                    ------------------------------
                                                         550,386           348,575
Less accumulated depreciation and amortization           195,744           115,794
                                                    ------------------------------
Property and equipment, net                         $    354,642      $    232,781
                                                    ==============================

As of February 28, 2001 and February 29, 2000, accumulated amortization of equipment under capital leases was $46,922 and $21,699.

For the years ended February 28, 2001, February 29, 2000 and February 28, 1999, depreciation expense, which includes amortization under capital leases was $81,449, $61,726 and $29,909.

7.  LOANS RECEIVABLE

In February 2000, one of the Company's subsidiaries entered into an agreement to provide management services to a finance client's radiology practice. These services include operating an MRI facility that the Company leases from a third party. In February 2000, the Company entered into an additional agreement to pay the prior operator ("the manager") of the MRI facility a management fee of 50% of the positive cash flow from the services derived from that facility, in exchange for the continuation of his management and business development services. The remainder of the cash flow is retained by the Company. As part of this agreement, the Company agreed to administer the repayment of certain debts of the

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


7. LOANS RECEIVABLE (CONTINUED)

manager from various sources of funds that are due to him. The Company may, in its discretion advance cash to meet the schedule of payments if the source of funds is insufficient to do so. These advances bear interest at the rate of prime plus 2%, with a minimum rate of 12%. The outstanding balance on this loan was $142,840 at February 28, 2001 and $98,381 at February 29, 2000.

8. NOTES PAYABLE

Notes payable include the following:

                                FEBRUARY 28,      FEBRUARY 29,
                                    2001              2000
                                ------------------------------
Related party credit lines      $    258,000      $         --
Capital lease obligations            116,032            43,937
                                ------------------------------
                                     374,032            43,937
Less current maturities               57,050            19,282
                                ------------------------------
Long-term debt                  $    316,982      $     24,655
                                ==============================

Related Party Credit Lines: In December 1997, a $700,000 line of credit was obtained from a related party, Northwest Management Corp. ("NMC"), a shareholder of the Company. In January 1999, the line of credit was increased to $785,000. The president of NMC, who is also a shareholder of the Company, has the power to vote NMC shares, which are owned by his two children. The line, under which there was no outstanding balance at February 29, 2000, was terminated by mutual consent of both parties upon full repayment on June 21, 2000 of the outstanding balance of $200,000. Interest was calculated at a rate of 12% per annum. There were no commitment fees paid in connection with this line of credit.

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder of the Company. The line, under which there was an outstanding balance of $258,000 at February 28, 2001, expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months (see
Note 5) equal to at least 222% of the principal sum outstanding under the line.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

8. NOTES PAYABLE (CONTINUED)

In addition to the above related party credit lines, the Company borrowed and repaid the following two related party loans during the three years ended February 28, 2001:

Related party escrow loan: In February 1999, a related partnership, whose partners are directors, officers and shareholders of the Company, committed to place in an escrow account until March 15, 2001 an investment portfolio, which at the time was valued at $240,000, for the benefit of the Medical Financial Corp. subsidiary. This investment portfolio was held in escrow and used as collateral for the purpose of obtaining margin loans. All risks and rewards of the investment portfolio pass to the related party. The Company, being the primary obligor on the margin loans, was responsible for the repayment of the loans. The margin loans carried interest at a variable rate based on market condition set at the discretion of the investment brokerage firm. A fee was payable monthly to the related party at the rate of 5% per annum on the value of the investment escrow account. This fee is included in interest expense. On June 26, 2000, the then outstanding balance of $170,000 was paid in full. On June 30, 2000, the line was terminated by mutual consent of both parties.

Other Related Party Loans: During the year ended February 28, 1999, the Company borrowed at various times a total of $60,000 from two individuals, who were both directors, officers and shareholders. These loans were repaid during the year ended February 29, 2000. Interest on these loans was at the rate of 12% per annum.

Interest expense on these related party borrowings for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 was $20,639, $36,184 and
$52,748.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $5,782 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

Aggregate maturities of the amount of notes payable and capital leases at February 28, 2001 are as follows:

                                                     CAPITAL
                                        NOTES         LEASE
                                       PAYABLE     OBLIGATIONS    TOTAL
                                       ----------------------------------
      2002                             $     --     $ 66,625     $ 66,625
      2003                              102,000       51,624      153,624
      2004                              156,000       11,393      167,393
                                       ----------------------------------
                                        258,000      129,642      387,642
      Amount representing interest           --       13,610       13,610
                                       ----------------------------------
      Total (a)                        $258,000     $116,032     $374,032
                                       ==================================

(a) -- Total capital lease obligations represent present value of minimum lease payments.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


9. COMMITMENTS AND CONTINGENCIES

MINIMUM OPERATING LEASE COMMITMENTS

In October 1999, one of the Company's subsidiaries in the medical division signed a three year lease for premises that will be used to provide management services for a medical practice that provides physical therapy and pain treatment.

In March 2000, one of the Company's subsidiaries in the medical division signed a five year lease for premises for an MRI facility that will be used to provide management services for a radiology practice.

In April 2000, MFC signed a lease extension for its executive offices under a seven year lease expiring on February 28, 2007.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases as of February 28:

             Year ended February 28:
             2002                                 $ 175,350
             2003                                   169,920
             2004                                   166,056
             2005                                   136,344
             2006                                    78,000
             Thereafter                             156,000
                                                  ----------
                                                  $ 881,670
                                                  ==========

For the years ended February 28, 2001, February 29, 2000 and February 28 1999 rent expense totaled approximately $172,000, $85,000 and $45,000.

OTHER COMMITMENTS AND CONTINGENCIES

There are various commitments and contingencies relating to the sale of real estate (see Note 4).

10. STOCK OPTIONS

Each non-employee director who owns less than 5% of the Company's stock is annually granted a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. As of February 28, 2001, one director had been issued options for 3,000 shares, expiring through July 20, 2005, at option prices ranging from $1.625 to $1.75 per share.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


11. INCOME TAXES

The provision (benefit) for income taxes consist of the following:

                         YEAR ENDED       YEAR ENDED       YEAR ENDED
                         FEBRUARY 28,    FEBRUARY 29,     FEBRUARY 28,
                            2001             2000             1999
                         ---------------------------------------------
        Current:
          Federal          $    --         $    --         $     --
          State             10,936          14,328           18,332
                         ---------------------------------------------
        Total current       10,936          14,328           18,332
                         ---------------------------------------------

        Deferred:
          Federal               --              --               --
          State                 --              --          (12,656)
                         ---------------------------------------------
        Total deferred          --              --          (12,656)
                         ---------------------------------------------

        Total              $10,936         $14,328         $  5,676
                         =============================================

MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which has no federal tax liability due to current and prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns.

The Company has net operating loss carryforwards for federal purposes of approximately $1,542,000. These losses will be available for future years, expiring through February 29, 2020. The Company, however, has taken a 100% valuation allowance against federal NOL carryforwards due to a history of operating tax losses and the uncertainty of generating taxable income in the foreseeable future.

Significant components of deferred tax assets (liabilities) were as follows:

                                 YEAR ENDED        YEAR ENDED        YEAR ENDED
                                FEBRUARY 28,      FEBRUARY 29,      FEBRUARY 28,
                                   2001               2000              1999
                                ------------------------------------------------
 Tax loss carryforwards          $ 521,273         $ 728,169         $ 558,228
 Less valuation allowance         (521,273)         (728,169)         (558,228)
                                ------------------------------------------------
 Deferred tax assets             $      --         $      --         $      --
                                ================================================

In addition, as part of the spin-off transaction, the Company is entitled to receive the benefit of the tax loss carryforward of $1,258,000 of its former parent, FRM, when and if it is utilized. The Company has taken a 100% valuation allowance against this NOL carryforwards due to its former parent not yet having a history of generating taxable income and restrictions as to annual utilization subject to the provisions of Internal Revenue Code Section 382.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


11. INCOME TAXES (CONTINUED)

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                     FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                        2001          2000          1999
                                     ----------------------------------------
                                        % OF          % OF          % OF
                                       PRETAX        PRETAX        PRETAX
                                       INCOME        INCOME        INCOME
                                     ----------------------------------------
     Statutory federal income tax
       expense rate                    (34.0)%       (34.0)%       (34.0)%
     Valuation allowance against
       NOL carryforwards                34.0          34.0          34.0
     State taxes, less federal
       tax effect                        1.0           1.4           1.2
                                     ----------------------------------------
                                         1.0%          1.4%          1.2%
                                     ========================================

12. DISCONTINUED OPERATIONS

On May 14, 1999, the Company sold Wendclark, Inc., one of the two subsidiaries that operated in the food service division. The Company received $975,000 in cash, resulting in a gain of $96,303, which was recorded during the three months ended May 31, 1999. As a result of this sale, $2,342,555 of debt that was carried on Wendclark was assumed by the buyer. On May 23, 2000, the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000, the Company completed the sale of Wendcello Corp., including all of its assets and liabilities, and received $1,575,000 in cash, resulting in a gain of approximately $381,000 that was recorded during the six months ended August 31, 2000. As a result of this sale, $125,000 of current debt that was carried on Wendcello was eliminated. During the period from May 23, 2000 (the measurement date for discontinuing operations of the food service division) to June 20, 2000 (disposal date), net income from operations of the discontinued food service division was $11,700. The results of operations of both subsidiaries have been classified as discontinued operations and prior periods have been restated.

The components of discontinued operations are as follows:

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


12. DISCONTINUED OPERATIONS (CONTINUED)

                                                FEBRUARY 28,   FEBRUARY 29,
                                                   2001           2000
                                                ---------------------------
     Cash and cash equivalents                    $  --        $   328,607
     Inventories                                     --             62,360
     Other current assets                            --            146,552
     Property and equipment, at cost                 --          2,352,846
     Less accumulated depreciation and
       amortization                                  --         (1,548,005)
     Other assets                                    --            536,579
                                                ---------------------------
     Total assets                                    --          1,878,939
                                                ---------------------------

     Accounts payable and accrued expenses           --            554,397
     Long term debt                                  --            149,650
                                                ---------------------------
     Total liabilities                               --            704,047
                                                ---------------------------

     Net assets of discontinued operations        $  --        $ 1,174,892
                                                ===========================

A summary of the results of discontinued operations for the food services division is as follows for the periods ended:

                                                   YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                  FEBRUARY 28,        FEBRUARY 29,       FEBRUARY 28,
                                                      2001                2000               1999
                                                  ---------------------------------------------------
Operating revenues, including gain on
  sale of subsidiary of $381,182 for the
  year ended February 28, 2001 and
  $96,303 for the year ended February 29,
  2000                                            $ 3,714,425         $12,154,279        $ 17,092,610
Operating expenses                                  3,316,091          11,785,817          16,778,542
                                                  ---------------------------------------------------
Income from operations                                398,334             368,462             314,068
Interest expense, net of interest (income)             (1,774)             40,831             202,627
                                                  ---------------------------------------------------
Income before income taxes                            400,108             327,631             111,441
Income taxes                                            1,080               2,416              (8,073)
                                                  ---------------------------------------------------
Income from discontinued operations,
  net of taxes                                    $   399,028         $   325,215        $    119,514
                                                  ===================================================

13. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing and (3) other, which is comprised of corporate overhead, Capco, which is inactive and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


13. BUSINESS SEGMENT INFORMATION (CONTINUED)

significant accounting policies. All inter-segment balances have been eliminated. Inter-segment balances that have not been capitalized, bear interest at the rate of 10% per annum and are included in net interest expense.

Business segment information follows:

                                                      REAL              MEDICAL
                                                     ESTATE            FINANCING              OTHER                TOTAL
                                                  -------------------------------------------------------------------------
February 28, 2001
   Total revenue from external customers          $   304,260         $ 2,054,863         $        --         $  2,359,123
   Income(loss) from operations                      (138,277)           (430,470)           (349,470)            (918,217)
   Other expense (income), net                         (9,928)             21,944             208,154              220,170
   Income(loss) from continuing operations           (128,349)           (452,414)           (557,624)          (1,138,387)

   Assets - continuing                              4,078,447           5,242,092             116,499            9,437,038
   Assets - discontinued                                   --                  --                  --                   --
   Total assets                                     4,078,447           5,242,092             116,499            9,437,038

   Capital expenditures                                 4,322             201,189                 500              206,011
   Depreciation and amortization                        2,821              74,878               3,750               81,449

FEBRUARY 29, 2000
   Total revenue from external customers          $ 1,250,128         $ 1,033,139         $        --         $  2,283,267
   Income(loss) from operations                        30,887            (554,184)           (452,234)            (975,531)
   Other expense (income), net                       (151,228)            178,864                  --               27,636
   Income(loss) from continuing operations            182,115            (733,048)           (452,234)          (1,003,167)

   Assets - continuing                              4,605,444           2,996,317               2,103            7,603,864
   Assets - discontinued                                   --                  --           1,174,892            1,174,892
   Total assets                                     4,605,444           2,996,317           1,176,995            8,778,756

   Capital expenditures                                 4,185             131,033               1,248              136,466
   Depreciation and amortization                        7,280              54,196                 250               61,726

FEBRUARY 28, 1999
   Total revenue from external customers          $   415,920         $ 1,041,770         $        --         $  1,457,690
   Income(loss) from operations                        16,282             (37,667)           (414,148)            (435,533)
   Other expense (income), net                       (101,414)            146,288                  --               44,874
   Income(loss) from continuing operations            117,696            (183,955)           (414,148)            (480,407)

   Assets - continuing                              4,902,772           3,494,477               2,836            8,400,085
   Assets - discontinued                                   --                  --           2,082,943            2,082,943
   Total assets                                     4,902,772           3,494,477           2,085,779           10,483,028

   Capital expenditures                                17,420              91,001                  --              108,421
   Depreciation and amortization                        5,911              23,999                  --               29,910

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules


NOTE 14. SUPPLEMENTAL FINANCIAL INFORMATION
         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          Quarter
                                               --------------------------------------------------------------

                                                  First           Second           Third            Fourth            Total
                                               -----------      -----------      -----------      -----------      -----------
Year ended February 28, 2001:

Total revenue                                  $   393,292      $   631,967      $   587,855      $   746,009      $ 2,359,123
                                               -----------      -----------      -----------      -----------      -----------

Loss from continuing operations                   (343,752)        (369,181)        (193,696)        (242,694)      (1,149,323)

Income from discontinued operations,
  net of taxes (including gain on sale of
  subsidiary of $381,182 for the quarter
  ended August 31, 2000)                             6,146          392,882               --               --          399,028
                                               -----------      -----------      -----------      -----------      -----------

Net (loss) income                              $  (337,606)     $    23,701      $  (193,696)     $  (242,694)     $  (750,295)
                                               ===========      ===========      ===========      ===========      ===========

Loss (earnings) per common share:
  Loss from continuing operations              $     (0.19)     $     (0.20)     $     (0.11)     $     (0.13)     $     (0.64)
  Income from discontinued operations                   --             0.22               --               --             0.22
                                               -----------      -----------      -----------      -----------      -----------
Basic and diluted (loss) income
  per common share                             $     (0.19)     $      0.02      $     (0.11)     $     (0.13)     $     (0.42)
                                               ===========      ===========      ===========      ===========      ===========

Number of shares used in computation
  of basic and diluted loss per share            1,816,462        1,812,347        1,800,000        1,816,462        1,807,261
                                               ===========      ===========      ===========      ===========      ===========


Year ended February 29, 2000:

Total revenue                                  $   414,809      $   574,487      $   374,148      $   919,823      $ 2,283,267
                                               -----------      -----------      -----------      -----------      -----------

Loss from continuing operations                   (115,663)        (147,107)        (305,960)        (448,765)      (1,017,495)

Income (loss) from discontinued
  operations, net of taxes (including gain
  on sale of subsidiary of $96,303 for the
  quarter ended May 31, 1999)                      144,685          147,838           60,920          (28,228)         325,215
                                               -----------      -----------      -----------      -----------      -----------

Net income (loss)                              $    29,022      $       731      $  (245,040)     $  (476,993)     $  (692,280)
                                               ===========      ===========      ===========      ===========      ===========

Earnings (loss) per common share:
  Loss from continuing operations              $     (0.06)     $     (0.08)     $     (0.17)     $     (0.25)     $     (0.56)
  Income (loss) from discontinued
    operations                                        0.08             0.08             0.03            (0.01)            0.18
                                               -----------      -----------      -----------      -----------      -----------
Basic and diluted earnings (loss)
  per common share                             $      0.02      $        --      $     (0.14)     $     (0.26)     $     (0.38)
                                               ===========      ===========      ===========      ===========      ===========

Number of shares used in computation
  of basic and diluted loss per share            1,816,462        1,816,462        1,816,462        1,816,462        1,816,462
                                               ===========      ===========      ===========      ===========      ===========

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules


                                FEBRUARY 28, 2001


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A             COLUMN B           COLUMN C              COLUMN D    COLUMN E
-----------------------------------------------------------------------------------------------

                                                    ADDITIONS
                                              ------------------------
                                 BALANCE      CHARGED       CHARGED TO                 BALANCE
                                   AT         TO COSTS        OTHER                      AT
                                BEGINNING       AND         ACCOUNTS                     END
           DESCRIPTION          OF PERIOD     EXPENSES      DESCRIBE     DEDUCTIONS   OF PERIOD
-----------------------------------------------------------------------------------------------
FEBRUARY 28, 1999
 Allowance for credit losses     $ 72,866     $ 13,134     $      --     $     --     $ 86,000
                                ===============================================================
 Valuation allowance-
   Deferred tax asset            $314,773     $243,455     $      --     $     --     $558,228
                                ===============================================================

FEBRUARY 29, 2000
 Allowance for credit losses     $ 86,000     $126,488     $      --     $     --     $212,488
                                ===============================================================
 Valuation allowance-
   Deferred tax asset            $558,228     $169,941     $      --     $     --     $728,169
                                ===============================================================

FEBRUARY 28, 2001
 Allowance for credit losses     $212,488     $256,981     $      --     $     --     $469,469
                                ===============================================================
 Valuation allowance-
   Deferred tax asset            $728,169     $     --     $      --     $206,896     $521,273
                                ===============================================================

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules

                          YEAR ENDED FEBRUARY 28, 2001


SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

        COLUMN A              COLUMN B          COLUMN C                 COLUMN D                      COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   COST CAPITALIZED SUBSEQUENT     GROSS AMOUNT AT WHICH CARRIED
                                         INITIAL COST TO COMPANY         TO ACQUISITION                 AT CLOSE OF PERIOD
                                         ------------------------------------------------------------------------------------------
                                                      BUILDINGS                                               BUILDINGS
                                                        AND                                                     AND
                               ENCUM-                 IMPROVE-     IMPROVE-          CARRYING                 IMPROVE-
      DESCRIPTIONS            BRANCES      LAND        MENTS        MENTS              COST        LAND        MENTS        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter, NY     $     --   $     --     $467,560     $53,647           $62,946     $ 45,401     $538,752     $584,153
                              -----------------------------------------------------------------------------------------------------
Total                         $     --   $     --     $467,560     $53,647           $62,946     $ 45,401     $538,752     $584,153
                              =====================================================================================================

        COLUMN A                COLUMN F      COLUMN G     COLUMN H     COLUMN I
-----------------------------------------------------------------------------------
                                                                         LIFE ON
                                                                          WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                         INCOME
                               ACCUMULATED    DATE OF        DATE      STATEMENTS
      DESCRIPTIONS            DEPRECIATION  CONSTRUCTION   ACQUIRED    IS COMPUTED
-----------------------------------------------------------------------------------
Partial investment in
  condominium
  development, Hunter, NY       $     --           --      2/29/96          N/A
                              ----------
Total                           $     --
                              ==========

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

                                          FEBRUARY 28,                  FEBRUARY 29,                 February 28,
                                             2001                           2000                        1999
                                   -------------------------     -------------------------     -----------------------
Balance at beginning of period                    $  655,880                    $1,497,443                  $1,399,334
Additions during period:
  Other acquisitions               $       --                    $       --                    $       --
  Improvements, etc                    45,401                            --                         2,246
  Capitalized carrying costs               --         45,401          3,278          3,278         95,863       98,109
                                   -------------------------     -------------------------     -----------------------
                                                     701,281                     1,500,721                   1,497,443
Deductions during period:
  Cost of real estate sold            117,128                       844,841                            --
                                   ----------                    ----------                    ----------
                                                     117,128                       844,841                          --
                                                  ----------                    ----------                  ----------
Balance at close of period                        $  584,153                    $  655,880                  $1,497,443
                                                  ==========                    ==========                  ==========

The Federal Income Tax Basis of the Hunter property is $878,153.

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules

                          YEAR ENDED FEBRUARY 28, 2001

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

              COLUMN A          COLUMN B    COLUMN C        COLUMN D      COLUMN E      COLUMN F       COLUMN G        COLUMN H
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      PRINCIPAL
                                                                                                                      AMOUNT OF
                                                                                                                    LOANS SUBJECT
                                              FINAL         PERIODIC                      FACE         CARRYING     TO DELINQUENT
                                INTEREST    MATURITY        PAYMENT         PRIOR       AMOUNT OF     AMOUNT OF      PRINCIPAL OR
            DESCRIPTIONS          RATE        DATE            TERM          LIENS       MORTGAGES     MORTGAGES        INTEREST
------------------------------------------------------------------------------------------------------------------------------------
 First Mortgages:
   Unimproved Land, Goshen NY     6%        02/28/02    Interest only              --   $   500,000   $   464,891       $ 500,000
                                                          to maturity
   Unimproved Land, Goshen NY     6%        02/28/02    None                       --     1,810,000     1,682,907              --

 Second Mortgage:
   Office building, Granby, CT    9%        03/08/17    9,863 per month   $ 2,600,000     1,004,885     1,004,885              --
                                                                                        --------------------------------------------
                                                                                        $ 3,314,885   $ 3,152,683       $ 500,000
                                                                                        ============================================

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

                                       FEBRUARY 28,                February 29,                 February 28,
                                           2001                       2000                         1999
                                  ------------------------    -----------------------     ------------------------
Balance at beginning of period                $  3,179,280               $  3,203,598                 $  3,225,830
Additions during period:
  New mortgage loans              $   --                      $    --                     $    --
                                  ------                      -------                     -------
                                                        --                         --                           --
                                              ------------               ------------                 ------------
                                                 3,179,280                  3,203,598                    3,225,830
Deductions during period:
  Collection of principal          26,597                      24,318                      22,232
  Other -- bad debts                   --                          --                          --
                                  ------                      -------                     -------
                                                    26,597                     24,318                       22,232
                                              ------------               ------------                 ------------
Balance at close of period                    $  3,152,683               $  3,179,280                 $  3,203,598
                                              ============               ============                 ============