Form 10-Q
period 2001-05-31
MFC DEVELOPMENT CORP
filed 2001-07-12
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2001

             / / TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 12, 2001: 1,790,000.

                             MFC DEVELOPMENT CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

                                                                   Page No.
                                                                   --------
PART I

        Item 1. Financial Statements ............................         2

        Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .....................        15

        Item 3. Quantitative and Qualitative Disclosures About
        Market Risk .............................................        17

PART II

        Item 6 Exhibits and reports on form 8-K .................        18


                     MFC Development Corp. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I




ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- May 31, 2001 (unaudited) and February 28, 2001 .......    3
Consolidated Statements of Operations (unaudited)  -- Three months ended
   May 31, 2001 and 2000 ............................................................    5
Consolidated Statement of Stockholders' Equity (unaudited) --
   Three months ended May 31, 2001 ..................................................    6
Consolidated Statements of Cash Flows (unaudited) --
   Three months ended May 31, 2001 and 2000 .........................................    7
Notes to Consolidated Financial Statements (unaudited) ..............................    8

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets



                                                            MAY 31,    FEBRUARY 28,
                                                             2001          2001
                                                             ----          ----
                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                 $   95,787    $  284,073
  Mortgage and notes receivable - current                     29,751        29,093
  Finance receivables, net                                 4,133,603     4,520,319
  Other current assets                                       171,805       134,361
                                                          ----------    ----------
Total current assets                                       4,430,946     4,967,846
                                                          ----------    ----------

Property and equipment:
  Property and equipment, at cost                            548,927       550,386
  Less accumulated depreciation and amortization             219,305       195,744
                                                          ----------    ----------
                                                             329,622       354,642
                                                          ----------    ----------

Other assets:
  Real estate held for development and sale                  405,860       439,153
  Mortgage and notes receivable                            3,115,900     3,123,590
  Accrued interest receivable - related party mortgage       321,150       321,150
  Loans receivable                                           154,523       142,840
  Other                                                      104,171        87,817
                                                          ----------    ----------
Total other assets                                         4,101,604     4,114,550
                                                          ----------    ----------

Total assets                                              $8,862,172    $9,437,038
                                                          ==========    ==========



See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                     MAY 31,      FEBRUARY 28,
                                                                      2001            2001
                                                                      ----            ----
                                                                   (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $   333,786     $   403,707
  Current portion of notes payable                                     54,409          57,050
  Due to finance customers                                          1,737,457       2,214,938
  Income taxes payable                                                  1,064           6,967
  Other current liabilities                                            19,696          21,007
                                                                  -----------     -----------
Total current liabilities                                           2,146,412       2,703,669
                                                                  -----------     -----------

Other liabilities:
  Notes payable, including $308,000 at May 31, 2001 and
    $258,000 at February 28, 2001 payable to a related party          355,222         316,982
  Deferred Income                                                   2,407,311       2,407,311
                                                                  -----------     -----------
Total other liabilities                                             2,762,533       2,724,293
                                                                  -----------     -----------

Minority interest in subsidiary                                       103,021         101,794
                                                                  -----------     -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
   Authorized - 2,000,000 shares;
   Issued and outstanding - 0 shares                                       --              --
  Common stock - $.001 par value;
   Authorized - 40,000,000 shares;
   Issued and outstanding -  1,800,000 shares                           1,800           1,800
  Capital in excess of par value                                    5,968,420       5,968,420
  Accumulated deficit                                              (2,106,715)     (2,062,938)
                                                                  -----------     -----------
                                                                    3,863,505       3,907,282
  Less treasury stock, at cost - 10,000 shares at May 31, 2001
    and -0- shares at February 28, 2001                               (13,299)             --
                                                                  -----------     -----------
  Total stockholders' equity                                        3,850,206       3,907,282
                                                                  -----------     -----------

Total liabilities and stockholders' equity                        $ 8,862,172     $ 9,437,038
                                                                  ===========     ===========


See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                               MAY 31,
                                                         2001            2000
                                                         ----            ----
REVENUES
  Sale of real estate                                $    50,000     $        --
  Rental income                                           23,410          23,410
  Interest from mortgages                                 22,522          22,992
  Income from the purchase
   and collections of medical receivables                357,287         187,111
  Medical management service fees                        328,810         159,779
                                                     -----------     -----------
  Total income                                           782,029         393,292
                                                     -----------     -----------

COSTS AND EXPENSES
  Real estate                                             88,321          68,724
  Medical receivables                                    344,105         345,244
  Medical management services                            282,477         203,429
  Corporate expenses and other                            71,548          94,211
  Depreciation and amortization                           25,021          17,514
                                                     -----------     -----------
  Total costs and expenses                               811,472         729,122
                                                     -----------     -----------

Loss from operations                                     (29,443)       (335,830)
                                                     -----------     -----------

Other income (expense):
  Interest income                                          5,331           3,003
  Interest expense                                       (13,682)         (6,596)
  Minority interest in net income of subsidiary           (3,062)             --
                                                     -----------     -----------
                                                         (11,413)         (3,593)
                                                     -----------     -----------

Loss from continuing operations before
  provision for income taxes                             (40,856)       (339,423)
Provision for income taxes                                 2,921           4,329
                                                     -----------     -----------

Loss from continuing operations                          (43,777)       (343,752)
Income from discontinued operations, net of taxes             --           6,146
                                                     -----------     -----------
Net loss                                             $   (43,777)    $  (337,606)
                                                     ===========     ===========

Loss per common share:
  (Loss) from continuing operations                  $     (0.02)    $     (0.19)
  Income from discontinued operations                         --              --
                                                     -----------     -----------
Basic and diluted (loss) per common share            $     (0.02)    $     (0.19)
                                                     ===========     ===========

Number of shares used in computation of basic and
  diluted earnings per share                           1,797,863       1,816,462
                                                     ===========     ===========


See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     February 28, 2001 through May 31, 2001


                                                                       RETAINED                              TOTAL
                                                       ADDITIONAL      EARNINGS                              STOCK-        COMPRE-
                                    COMMON STOCK        PAID-IN      (ACCUMULATED      TREASURY STOCK       HOLDERS'       HENSIVE
                                  SHARES     AMOUNT     CAPITAL        DEFICIT)      SHARES     AMOUNT       EQUITY         LOSS
                                  ------     ------     -------        --------      ------     ------       ------         ----

Balance, February 28, 2001      1,800,000    $1,800    $5,968,420    $(2,062,938)        --    $     --   $ 3,907,282
  Purchase of treasury stock           --        --            --             --     10,000     (13,299)      (13,299)
  Net loss                             --        --            --        (43,777)        --          --       (43,777)  $   (43,777)
                                                                                                                        -----------
  Comprehensive loss                   --        --            --             --         --          --            --   $   (43,777)
                                ---------    ------    ----------    -----------     ------    --------   -----------   ===========
Balance, May 31, 2001           1,800,000    $1,800    $5,968,420    $(2,106,715)    10,000    $(13,299)  $ 3,850,206
                                =========    ======    ==========    ===========     ======    ========   ===========



See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               THREE MONTHS ENDED MAY 31,
                                                                  2001            2000
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $ (43,777)    $(337,606)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                    25,021        17,514
  Gain on sale of real estate held for development and sale       (16,376)           --
  Provision for bad debts                                          21,176        39,211
  Minority interest in net income of subsidiary                     3,062            --
  Changes in operating assets and liabilities:
  Collections from sale of real estate held for development
   and sale                                                        50,000            --
  Additions to real estate held for development and sale             (331)           --
  Prepaid expenses, miscellaneous receivables and other assets    (53,799)        7,359
  Net assets of discontinued operations                                --        (6,146)
  Accounts payable, accrued expenses and taxes                    (75,824)       13,475
  Other current liabilities                                        (1,311)           --
                                                                ---------     ---------
Net cash used in operating activities                             (92,159)     (266,193)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                               --       (25,270)
Finance receivables                                               365,540      (776,265)
Due to finance customers                                         (477,481)      334,228
Principal payments on notes receivable                              7,032         6,426
Loan receivable                                                   (13,498)      (52,000)
Principal payments on loan receivable                               1,815        32,140
                                                                ---------     ---------
Net cash used in investing activities                            (116,592)     (480,741)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                          50,000       270,000
Principal payments on notes payable                               (14,401)       (4,630)
Distribution to minority interest                                  (1,835)           --
Purchase of treasury stock                                        (13,299)           --
                                                                ---------     ---------
Net cash provided by financing activities                          20,465       265,370
                                                                ---------     ---------

Net decrease in cash and cash equivalents                        (188,286)     (481,564)
Cash and cash equivalents, beginning of period                    284,073       591,408
                                                                ---------     ---------

Cash and cash equivalents, end of period                        $  95,787     $ 109,844
                                                                =========     =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                   $  13,057     $   7,649
                                                                =========     =========
Income taxes paid                                               $  11,887     $  17,916
                                                                =========     =========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2001; results of operations for the three months ended May 31, 2001 and 2000; cash flows for the three months ended May 31, 2001 and 2000; and changes in stockholders' equity for the three months ended May 31, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10K for the year ended February 28, 2001. The consolidated balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 80% owned subsidiary, FRM NY Capital LLC, Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2. ORGANIZATION OF THE COMPANY (CONTINUED)

City LLC, FRM Court Street LLC, Nexus Borough Park LLC and Wendcello Corp., which was sold on June 20, 2000.

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware as PSI Food Services, Inc. On August 9, 2000, the Company changed its name to MFC Development Corp. and increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 40,000,000 shares common stock, par value $.001 per share.


3. BUSINESS ACTIVITIES OF THE COMPANY

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

In addition to the two operating divisions of the Company, a new division, Capco, was formed during the quarter ended November 30, 2000. Capco has not yet conducted the business for which it was formed. Capco operates through FRM N.Y. Capital LLC, an 80% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of the Company. This LLC was approved on November 30, 2000 as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco"). A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Statute creates a tax credit incentive mechanism to encourage investment of financial resources by insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                          MAY 31,      FEBRUARY 28,
                                           2001            2001
                                           ----            ----
        Gross finance receivables      $ 5,022,598     $ 5,447,524
        Allowance for credit losses       (490,645)       (469,469)
        Deferred finance income           (398,350)       (457,736)
                                       -----------     -----------

                                       $ 4,133,603     $ 4,520,319
                                       ===========     ===========

These receivables are collateral for a line of credit (see Note 6).


5. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In May 2001, the land for eight unbuilt condominium units in Hunter, New York was sold to a related party, Eastern Mountain Properties, LLC, which is 45% owned by Dr. Anne-Renne Testa, who is the wife of Lester Tanner, a director, president and shareholder of the Company. The land was sold for $50,000, which approximated the fair market value of the property, based on a bid for the same amount from an unrelated party, which was acceptable to the Company, but was later withdrawn. The Company realized a gain of $16,000 from the sale of this property.


6.  NOTES PAYABLE

Notes payable include the following:

                                      FEBRUARY 28,   FEBRUARY 28,
                                          2001           2001
                                          ----           ----
        Related party credit lines      $308,000      $258,000
        Capital lease obligations        101,631       116,032
                                        --------      --------
                                         409,631       374,032
        Less current maturities           54,409        57,050
                                        --------      --------
        Long-term debt                  $355,222      $316,982
                                        ========      ========

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also President of the Company. The line, under which there was an outstanding balance of $308,000 at May 31, 2001, expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.  NOTES PAYABLE (CONTINUED)

outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months equal to at least 222% of the principal sum outstanding under the line.

Interest expense on this related party borrowing for the three months ended May 31, 2001 was $10,738.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2003. The leases provide for monthly payments of principal and interest of $5,782 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

Aggregate maturities of the amount of notes payable and capital leases at May 31, 2001 are as follows:

                                                      CAPITAL
                                         NOTES         LEASE
                                        PAYABLE     OBLIGATIONS       TOTAL
                                        -------     -----------       -----
2002                                    $     --      $ 49,969      $ 49,969
2003                                     102,000        51,624       153,624
2004                                     206,000        11,393       217,393
                                        --------      --------      --------
                                         308,000       112,986       420,986
Amount representing interest                  --        11,355        11,355
                                        --------      --------      --------
Total (a)                               $308,000      $101,631      $409,631
                                        ========      ========      ========



(a) -- Total capital lease obligations represent present value of minimum lease payments


7. CONTINGENCIES

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2001.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8. INCOME TAXES

The provision for income taxes consist of the following:

                             THREE MONTHS ENDED MAY 31,
                                  2001      2000
                                  ----      ----
         Current:
           Federal               $   --    $   --
           State                  2,921     4,329
                                 ------    ------
         Total current            2,921     4,329
                                 ------    ------

         Deferred:
           Federal                   --        --
           State                     --        --
                                 ------    ------
         Total deferred              --        --
                                 ------    ------

         Total                   $2,921    $4,329
                                 ======    ======

MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which has no federal tax liability due to current and prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns.


9. BUSINESS SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9. BUSINESS SEGMENT INFORMATION

Business segment information for the three months ended May 31, 2001 and 2000 follows:

                                                   REAL          MEDICAL
                                                  ESTATE        FINANCING         OTHER           TOTAL
                                                  ------        ---------         -----           -----
2001
    Total revenue from external customers      $    95,932     $   686,097     $        --     $   782,029
    Income(loss) from operations                     6,322          36,381         (72,146)        (29,443)
    Other expense (income), net                         --           8,986           2,427          11,413
    Income(loss) from continuing operations          6,322          27,395         (74,573)        (40,856)

    Assets - continuing                          3,927,588       4,812,548         122,036       8,862,172
    Assets - discontinued                               --              --              --              --
    Total assets                                 3,927,588       4,812,548         122,036       8,862,172

    Capital expenditures                                --              --              --              --
    Depreciation and amortization                    1,289          23,134             598          25,021

2000
    Total revenue from external customers      $    46,402     $   346,890     $        --     $   393,292
    Income(loss) from operations                   (23,866)       (217,753)        (94,211)       (335,830)
    Other expense (income), net                     (8,364)         11,957              --           3,593
    Income(loss) from continuing operations        (15,502)       (229,710)        (94,211)       (339,423)

    Assets - continuing                          4,225,220       3,732,720           9,428       7,967,368
    Assets - discontinued                               --              --       1,181,038       1,181,038
    Total assets                                 4,225,220       3,732,720       1,190,466       9,148,406

    Capital expenditures                                --          24,772             500          25,272
    Depreciation and amortization                      607          15,970             937          17,514

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2001.


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

Prior to June 20, 2000, MFC generated revenues from a third business segment, a food division engaged in the operations of Wendy's restaurants. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

The consolidated financial statements and the discussion below include the operations of the Company's former parent, FRMO Corp., as if the transfer of assets and liabilities on August 31, 2000 had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

2001 PERIOD COMPARED TO THE 2000 PERIOD

The Company's revenues from continuing operations increased by $389,000 or 99%, for the three months ended May 31, 2001 ("2001") to $782,000 as compared to the three months ended May 31, 2000 ("2000"). The increase was a result of increases in both the medical and the real estate divisions.

Revenue in the real estate division increased in 2001 by $50,000, to $96,000. The increase in revenue was due to additional sales of real estate in 2001 as compared to 2000.

The $339,000 increase in revenues in the medical division in 2001 was due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The 91% increase in earned fees from the purchase and collection of medical claims of $170,000 in 2001 was due to a 47% increase in medical claims purchased during the past six months, which resulted in an increase in revenue recognition over the period of collections, which is usually six months. The increase in claims purchased was due to the Company obtaining new clients and additional purchases from existing clients. The income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period.

The increase in management fees of $169,000 for the three months ended in 2001, was a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. These fees are net of reserves of $18,000 for the three months ended May 31, 2001.

Costs and expenses from continuing operations increased by $82,000, or 11% in 2001, to $811,000. The net increase in 2001 was due to increases of $19,000 in the real estate division, $78,000 in the medical division and $7,000 in depreciation and amortization, which were offset by a decrease of $22,000 in corporate expenses and other.

The increase in costs and expenses in the real estate division in 2001 was due to an increase in the amount of properties sold in 2001, which results in an increase in the cost of sales. The net increase was offset by a reduction of operating expenses in 2001, after portions of the Hunter property were also sold during the last three quarters of the year ended February 28, 2001.

The costs and expenses in the medical division in 2001 were $626,000, an increase of $78,000 from 2000. The net increase was due to an increase in expenses of $79,000 that are related to the management of two finance client's medical practices, offset by a decrease of $1,000 in medical receivable expenses. The decrease in medical receivable expenses as compared to its increase in revenues was primarily due to the cost of establishing an infrastructure in 2000 in anticipation of the new clients that were eventually obtained. The Company now has an improved infrastructure, which includes trained employees, computer systems and office facilities that can handle further increases of revenue without substantial increases in expenses. In addition, the Company has also been more selective in the bill purchasing process, which results in a minimal amount of bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The

Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The decrease in corporate expenses and other of $22,000 in 2001 is primarily due to reductions in professional fees and reallocations of a greater portion of executive salaries to the medical division. The increase in depreciation and amortization of $7,000 in 2001 is attributable to increased capital expenditures in the medical financing division.

Interest expense in 2001 was $14,000, an increase of $7,000 from 2000. The increase was attributable to the debt that was incurred to finance the purchase of additional medical claims receivable and an MRI machine in the medical division.

Income from discontinued operations, which included the operations of the Wendcello subsidiary in 2000, decreased by $6,000 to $-0- in 2000, due to the sale of that subsidiary in the quarter ended August 31, 2000.

For the reasons described above, most notably, the increase in revenues from the purchase and collections of medical receivables as compared to the decrease in the related expenses, the Company's net loss was reduced by $294,000 for the three months ended in 2001 to $44,000 as compared to a net loss of $338,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the three months ended May 31, 2001 resulted in a decrease of cash in the amount of $188,000. The Company expects the continued growth of its medical division to increase based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from the related party credit line. Additional funds may be provided by additional asset-based borrowing facilities and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the two years ended February 28, 2001 and the three months ended May 31, 2001. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing. The mortgage receivable on the Goshen, NY property does not call for principal payments until February 28, 2002.

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

Cash used by operations for the three months ended in 2001 was $92,000, as compared to $266,000 being used in 2000. The $174,000 decrease in the use of cash in 2001 was due to a net loss for the three months ended in 2001 of $44,000 as compared to a net loss of $338,000 in 2000, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash used by investing activities was $117,000 for the three months ended in 2001 as compared with $481,000 being used in 2000. The net decrease of $364,000 was primarily due to an increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $111,000 in 2001, compared to a $442,000 increase in 2000. The lesser increase in 2001 was due to the continuing collections of the greater amount of bills purchased, beginning during the month of May 2000, from new clients. Capital expenditures decreased from $25,000 in 2000 to $-0- in 2001 due to the Company not having to invest in additional equipment to support its client base.

Net cash provided by financing activities was $20,000 for the three months ended in 2001 as compared with $265,000 being provided in 2000. The $245,000 decrease in cash being provided in 2001 was primarily due a decrease of $220,000 in the amount of additional borrowings and by $13,000 used to purchase and acquire treasury stock .


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective March 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.



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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS.

    None

b)  REPORTS ON FORM 8K.

    The Company filed a report Form 8-K on March 13, 2001 to report the change in its accountants.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MFC DEVELOPMENT CORP.

                                                By: /S/ VICTOR BRODSKY
                                                ----------------------
                                                           Victor Brodsky
                                                       Vice President and
                                                  Chief Financial Officer
                             (Principal Financial and Accounting Officer)

Date: July 12, 2001