Form 10-Q
period 2001-08-31
MFC DEVELOPMENT CORP
filed 2001-10-11
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2001

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 10, 2001: 1,790,000.

                              MFC DEVELOPMENT CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001



                                                                        Page No.
                                                                        --------
PART I

         Item 1.  Financial Statements....................................  2

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 15

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk................................................. .... 19


PART II

         Item 6.  Exhibits and reports on form 8-K........................ 19

                     MFC Development Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- August 31, 2001 (unaudited) and February 28, 2001........................ 3
Consolidated Statements of Operations (unaudited) -- Six months and three months ended
    August 31, 2001 and 2000.............................................................................5
Consolidated Statement of Stockholders' Equity (unaudited)  --
   Six months ended August 31, 2001 .....................................................................6
Consolidated Statements of Cash Flows (unaudited)  --
   Six months ended August 31, 2001 and 2000.............................................................7
Notes to Consolidated Financial Statements (unaudited)...................................................8

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  AUGUST 31,           FEBRUARY 28,
                                                                     2001                  2001
                                                                  ----------            ----------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                         $  245,104            $  284,073
  Mortgage and notes receivable - current                          1,343,852                29,093
  Finance receivables, net                                         3,795,515             4,520,319
  Other current assets                                               153,298               134,361
                                                                  ----------            ----------
Total current assets                                               5,537,769             4,967,846
                                                                  ----------            ----------
Property and equipment:
  Property and equipment, at cost                                    584,508               550,386
  Less accumulated depreciation and amortization                     244,363               195,744
                                                                  ----------            ----------
                                                                     340,145               354,642
                                                                  ----------            ----------
Other assets:
  Real estate held for development and sale                          405,860               439,153
  Mortgage and notes receivable                                      960,238             3,123,590
  Accrued interest receivable - related party mortgage               188,300               321,150
  Loans receivable                                                   167,597               142,840
  Other                                                               94,178                87,817
                                                                  ----------            ----------
Total other assets                                                 1,816,173             4,114,550
                                                                  ----------            ----------

Total assets                                                      $7,694,087            $9,437,038
                                                                  ==========            ==========




See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                         AUGUST 31,         FEBRUARY 28,
                                                                            2001                2001
                                                                        -----------         -----------
                                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable and accrued expenses                                 $   223,527         $   403,707
  Current portion of notes payable                                           51,832              57,050
  Due to finance customers                                                1,379,407           2,214,938
  Income taxes payable                                                          495               6,967
  Other current liabilities                                                  18,793              21,007
                                                                        -----------         -----------
Total current liabilities                                                 1,674,054           2,703,669
                                                                        -----------         -----------
Other liabilities:
  Notes payable, including $408,000 at August 31, 2001
  and $258,000 at February 28, 2001
  payable to a related party                                                443,006             316,982
  Deferred Income                                                         1,572,938           2,407,311
                                                                        -----------         -----------
Total other liabilities                                                   2,015,944           2,724,293
                                                                        -----------         -----------

Minority interest in subsidiary                                             103,014             101,794
                                                                        -----------         -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                            --                  --
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares                                1,800               1,800
  Capital in excess of par value                                          5,968,420           5,968,420
  Accumulated deficit                                                    (2,055,846)         (2,062,938)
                                                                        -----------         -----------
                                                                          3,914,374           3,907,282
  Less treasury stock, at cost - 10,000 shares at August 31, 2001
    and -0- shares at February 28, 2001                                     (13,299)                 --
                                                                        -----------         -----------
  Total stockholders' equity                                              3,901,075           3,907,282
                                                                        -----------         -----------

Total liabilities and stockholders' equity                              $ 7,694,087         $ 9,437,038
                                                                        ===========         ===========




See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            AUGUST 31,                AUGUST 31,
                                                     -----------------------   -----------------------
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
REVENUES
  Sale of real estate                                $       --   $   69,000   $   50,000   $   69,000
  Rental income                                          25,155       23,410       48,565       46,820
  Interest from mortgages                                57,012       23,118       79,534       46,110
  Income from the purchase
    and collections of medical receivables              456,052      256,268      813,339      443,379
  Medical management service fees                       387,863      260,171      716,673      419,950
                                                     ----------   ----------   ----------   ----------
  Total income                                          926,082      631,967    1,708,111    1,025,259
                                                     ----------   ----------   ----------   ----------
COSTS AND EXPENSES
  Real estate                                            57,588      159,489      145,909      228,213
  Medical receivables                                   356,158      394,482      700,263      739,726
  Medical management services                           345,317      307,506      627,794      510,935
  Corporate expenses and other                           73,380      109,816      144,928      204,027
  Depreciation and amortization                          25,057       25,386       50,078       42,900
                                                     ----------   ----------   ----------   ----------
  Total costs and expenses                              857,500      996,679    1,668,972    1,725,801
                                                     ----------   ----------   ----------   ----------

Income (loss) from operations                            68,582     (364,712)      39,139     (700,542)
                                                     ----------   ----------   ----------   ----------
Other income (expense):
  Interest income                                         4,784        8,682       10,115       11,685
  Interest expense                                      (17,561)      (7,278)     (31,243)     (13,874)
  Minority interest in net income of subsidiary          (3,014)          --       (6,076)          --
                                                     ----------   ----------   ----------   ----------
                                                        (15,791)       1,404      (27,204)      (2,189)
                                                     ----------   ----------   ----------   ----------
Income (loss) from continuing operations before
  provision for income taxes                             52,791     (363,308)      11,935     (702,731)
Provision for income taxes                                1,922        5,873        4,843       10,202
                                                     ----------   ----------   ----------   ----------

Income (loss) from continuing operations                 50,869     (369,181)       7,092     (712,933)
Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $381,182
  during the three months ended August 31, 2000)             --      392,882           --      399,028
                                                     ----------   ----------   ----------   ----------
Net income (loss)                                    $   50,869   $   23,701   $    7,092   $ (313,905)
                                                     ==========   ==========   ==========   ==========

Earnings (loss) per common share:

  Earnings (loss) from continuing operations         $     0.03   $    (0.20)  $       --   $    (0.39)
  Income from discontinued operations                        --         0.22           --         0.22
                                                     ----------   ----------   ----------   ----------
Basic and diluted earnings (loss) per common share   $     0.03   $     0.02   $       --   $    (0.17)
                                                     ==========   ==========   ==========   ==========
Number of shares used in computation of basic and
  diluted earnings per share                          1,790,000    1,816,462    1,795,282    1,812,347
                                                     ==========   ==========   ==========   ==========

See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                    February 28, 2001 through August 31, 2001

                                                                              RETAINED
                                                              ADDITIONAL      EARNINGS
                                       COMMON STOCK             PAID-IN     (ACCUMULATED
                                   SHARES        AMOUNT         CAPITAL       DEFICIT)
                                  ---------    -----------    -----------    -----------
Balance, February 28, 2001        1,800,000    $     1,800    $ 5,968,420    $(2,062,938)
  Purchase of treasury stock             --             --             --             --
  Net income                             --             --             --          7,092
  Comprehensive loss                     --             --             --             --
                                  ---------    -----------    -----------    -----------
Balance, August 31, 2001          1,800,000    $     1,800    $ 5,968,420    $(2,055,846)
                                  =========    ===========    ===========    ===========

                                                                   TOTAL
                                                                   STOCK-          COMPRE-
                                        TREASURY STOCK            HOLDERS'         HENSIVE
                                    SHARES         AMOUNT          EQUITY          INCOME
                                  -----------    -----------     -----------     -----------
Balance, February 28, 2001                 --    $        --     $ 3,907,282
  Purchase of treasury stock           10,000        (13,299)        (13,299)
  Net income                               --             --           7,092     $     7,092
                                                                                 -----------
  Comprehensive loss                       --             --              --     $     7,092
                                  -----------    -----------     -----------     ===========
Balance, August 31, 2001               10,000    $   (13,299)    $ 3,901,075
                                  ===========    ===========     ===========

See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            AUGUST 31,
                                                                              -----------------------------------
                                                                                 2001                    2000
                                                                              -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $     7,092             $  (313,905)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
     Depreciation and amortization                                                 50,078                  42,900
     Gain on sale of real estate held for development and sale                    (16,376)                (15,727)
     Gain on sale of subsidiary                                                        --                (381,182)
     Provision for bad debts                                                      156,607                 133,424
     Minority interest in net income of subsidiary                                  6,076                      --
     Changes in operating assets and liabilities:
      Collections from sale of real estate held for development
           and sale                                                                50,000                  69,000
      Additions to real estate held for development and sale                         (331)                (19,125)
      Prepaid expenses, miscellaneous receivables and other assets                107,552                  46,848
       Net assets of discontinued operations                                           --                 (18,926)
       Accounts payable, accrued expenses and taxes                              (186,652)                (31,763)
       Other current liabilities                                                   (2,214)                 14,832
                                                                              -----------             -----------
Net cash provided by (used in) operating activities                               171,832                (473,624)
                                                                              -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                          (35,581)                (61,021)
Finance receivables                                                               568,197              (1,321,765)
Due to finance customers                                                         (835,531)                470,594
Principal payments on notes receivable                                             14,220                  12,999
Loan receivable                                                                   (30,462)                (75,000)
Principal payments on loan receivable                                               5,705                  35,630
Proceeds from sale of subsidiary                                                       --               1,575,000
                                                                              -----------             -----------
Net cash (used in) provided by investing activities                              (313,452)                636,437
                                                                              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of notes payable                                                         150,000                 420,000
Principal payments on notes payable                                               (29,194)               (437,919)
Distribution to minority interest                                                  (4,856)                     --
Purchase of treasury stock                                                        (13,299)                     --
Purchase and retirement of treasury stock                                              --                 (28,335)
                                                                              -----------             -----------
Net cash provided by (used in) financing activities                               102,651                 (46,254)
                                                                              -----------             -----------

Net (decrease) increase in cash and cash equivalents                              (38,969)                116,559

Cash and cash equivalents, beginning of period                                    284,073                 591,408
                                                                              -----------             -----------

Cash and cash equivalents, end of period                                      $   245,104             $   707,967
                                                                              ===========             ===========

ADDITIONAL CASH FLOW INFORMATION

Interest paid                                                                 $    29,368             $    10,311
                                                                              ===========             ===========
Income taxes paid                                                             $    11,887             $    17,916
                                                                              ===========             ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                          $        --             $   117,689
                                                                              ===========             ===========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2001; results of operations for the six months and three months ended August 31, 2001 and 2000; cash flows for the six months ended August 31, 2001 and 2000; and changes in stockholders' equity for the six months ended August 31, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10K for the year ended February 28, 2001. The consolidated balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 80% owned subsidiary, FRM NY Capital LLC, Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC and Wendcello Corp., which was sold on June 20, 2000.

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in two distinct industries consisting of real estate and medical financing. As a result of the sale of its food service subsidiaries, Wendcello Corp on June 20, 2000 and Wendclark in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

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

4. CHANGE IN ACCOUNTING ESTIMATE

Purchase and Collection of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary through out the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. CHANGE IN ACCOUNTING ESTIMATE (CONTINUED)

this fee whether or not the receivables are collectible. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, an additional $53,000 was included in revenue during the three months ended August 31, 2001.

5. FINANCE RECEIVABLES, NET

Net finance receivables consist of the following:

                                                         AUGUST 31,              FEBRUARY 28,
                                                            2001                     2001
                                                         -----------             -----------
                  Gross finance receivables              $ 4,693,858             $ 5,447,524
                  Allowance for credit losses               (626,076)               (469,469)
                  Deferred finance income                   (272,267)               (457,736)
                                                         -----------             -----------
                                                         $ 3,795,515             $ 4,520,319
                                                         ===========             ===========

Certain of these receivables are collateral for a line of credit (see Note 8).

6. MORTGAGES AND NOTES RECEIVABLE

During the three months ended August 31, 2001, the Company entered into an agreement with Windemere Pines at Goshen, Inc. ("Windemere") regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). The agreement calls for Windemere to satisfy the Goshen Receivables for cash of $1,507,500, including principal and accrued interest, payable on November 14, 2001. The carrying value of the Goshen Receivables at August 31, 2001 is $778,787. In addition, on August 16, 2001, Windemere also paid the Company $167,500 toward accrued interest. The cash payment of $1,507,500 is personally guaranteed by Windemere's shareholders. The personal guaranty may be avoided if Windemere, in lieu of paying the $1,507,500 in cash, delivers to the Company a deed to the real estate in Goshen, New York, which the Company sold to Windemere as described in Note 4 of the Financial Statements included in the Form 10-K for the year ended February 28, 2001.

7. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.  NOTES PAYABLE

Notes payable include the following:

                                                       AUGUST 31,         FEBRUARY 28,
                                                          2001                2001
                                                        --------            --------
                  Related party credit lines            $408,000            $258,000
                  Capital lease obligations               86,838             116,032
                                                        --------            --------
                                                         494,838             374,032
                  Less current maturities                 51,832              57,050
                                                        --------            --------
                  Long-term debt                        $443,006            $316,982
                                                        ========            ========

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also President of the Company. The line had an outstanding balance of $408,000 at August 31, 2001. The ability to borrow under the line expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months equal to at least 222% of the principal sum outstanding under the line.

Interest expense on this related party borrowing for the six months ended August 31, 2001 was $25,746.

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases at August 31, 2001 are as follows:

                                                             CAPITAL
                                         NOTES                LEASE
                                        PAYABLE            OBLIGATIONS            TOTAL
                                        --------            --------            --------
2002                                    $     --            $ 33,313            $ 33,313
2003                                     102,000              51,624             153,624
2004                                     306,000              11,393             317,393
                                        --------            --------            --------
                                         408,000              96,330             504,330

Amount representing interest                  --               9,492               9,492
                                        --------            --------            --------
Total (a)                               $408,000            $ 86,838            $494,838
                                        ========            ========            ========

(a) -- Total capital lease obligations represent present value of minimum lease payments


9. CONTINGENCIES

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2001.

10. INCOME TAXES

The provision for income taxes consist of the following:

                        THREE MONTHS ENDED         SIX MONTHS ENDED
                             AUGUST 31,                AUGUST 31,
                          2001       2000           2001       2000
                        -------    -------        -------    -------
 Current:
  Federal               $    --    $    --        $    --    $    --
  State                   1,922      5,873          4,843     10,202
                        -------    -------        -------    -------
Total current             1,922      5,873          4,843     10,202
                        -------    -------        -------    -------

Deferred:
  Federal                    --         --             --         --
  State                      --         --             --         --
                        -------    -------        -------    -------
Total deferred               --         --             --         --
                        -------    -------        -------    -------
Total                   $ 1,922    $ 5,873        $ 4,843    $10,202
                        =======    =======        =======    =======

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10. INCOME TAXES (CONTINUED)

MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which had no federal tax liability due to prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the six months and three months ended August 31, 2001 and 2000 follows:

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

11. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                     REAL               MEDICAL
                                                    ESTATE             FINANCING             OTHER               TOTAL
                                                  -----------         -----------         -----------         -----------
THREE MONTHS ENDED AUGUST 31,

2001
   Total revenue from external customers          $    82,167         $   843,915         $        --         $   926,082
   Income(loss) from operations                        24,229             118,330             (73,977)             68,582
   Other expense (income), net                             --              12,846               2,945              15,791
   Income(loss) from continuing operations
     before provision for income taxes                 24,229             105,484             (76,922)             52,791

   Capital expenditures                                    --                  --                  --                  --
   Depreciation and amortization                        1,639              47,244               1,195              50,078

2000
   Total revenue from external customers          $   115,528         $   516,439         $        --         $   631,967
   Income(loss) from operations                       (43,631)           (209,390)           (111,691)           (364,712)
   Other expense (income), net                         13,918             (12,514)                 --               1,404
   Income(loss) from continuing operations
     before provision for income taxes                (29,713)           (221,904)           (111,691)           (363,308)

   Capital expenditures                                    --              35,749                  --              35,749
   Depreciation and amortization                          607              23,841                 938              25,386

SIX MONTHS ENDED AUGUST 31,

2001
   Total revenue from external customers          $   178,099         $ 1,530,012         $        --         $ 1,708,111
   Income(loss) from operations                        30,551             154,711            (146,123)             39,139
   Other expense (income), net                             --              21,832               5,372              27,204
   Income(loss) from continuing operations
     before provision for income taxes                 30,551             132,879            (151,495)             11,935

   Total assets                                     2,902,369           4,670,316             121,402           7,694,087

   Capital expenditures                                    --              35,581                  --              35,581
   Depreciation and amortization                        1,639              47,244               1,195              50,078

2000
   Total revenue from external customers          $   161,930         $   863,329         $        --         $ 1,025,259
   Income(loss) from operations                       (67,497)           (427,143)           (205,902)           (700,542)
   Other expense (income), net                         22,282             (24,471)                 --              (2,189)
   Income(loss) from continuing operations
     before provision for income taxes                (45,215)           (451,614)           (205,902)           (702,731)

   Total assets                                     4,618,228           4,447,413              18,491           9,084,132

   Capital expenditures                                    --              60,521                 500              61,021
   Depreciation and amortization                        1,214              39,811               1,875              42,900

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2001.

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

During the three months ended August 31, 2001, the Company entered into an agreement with Windemere Pines at Goshen, Inc. ("Windemere") regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). The agreement calls for Windemere to satisfy the Goshen Receivables for cash of $1,507,500, including principal and accrued interest, payable on November 14, 2001. The carrying value of the Goshen Receivables at August 31, 2001 is $778,787. In addition, on August 16, 2001, Windemere also paid the Company $167,500 toward accrued interest. The cash payment of $1,507,500 is personally guaranteed by Windemere's shareholders. The personal guaranty may be avoided if Windemere, in lieu of paying the $1,507,500 in cash, delivers to the Company a deed to the real estate in Goshen, New York, which the Company sold to Windemere as described in Note 4 of the Financial Statements included in the Form 10-K for the year ended February 28, 2001.

The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

Prior to June 20, 2000, MFC generated revenues from a third business segment, a food division engaged in the operations of Wendy's restaurants. On June 20, 2000 the Company completed the sale of Wendcello Corp., the remaining subsidiary that operated in the food service division. As a result of that sale, the food service segment has been classified as discontinued operations and prior periods have been restated.

The consolidated financial statements and the discussion below include the operations of the Company's former parent, FRMO Corp., as if the transfer of assets and liabilities on August 31, 2000 had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

2001 PERIOD COMPARED TO THE 2000 PERIOD

The Company's revenues from continuing operations for the three months ended August 31, 2001 ("2001") was $926,000, an increase of $294,000 or 47% as compared to the three months ended August 31, 2000 ("2000"). The increase was a result of an increase in the medical division, offset by a decrease in the real estate division. The Company's revenues from continuing operations for the six months ended August 31, 2001 ("2001") was $1,708,000, an increase of $683,000 or 67% as compared to the six months ended August 31, 2000 ("2000"). The increase was a result of increases in both the medical and the real estate divisions.

Revenue in the real estate division decreased in 2001 by $34,000, to $82,000 for the three month period and increased by $16,000 to $178,000 for the six month period. The decrease in the three month period was due to a decrease in sales of real estate, offset by an increase in interest from mortgages. The increase in the six month period was due to an increase in interest from mortgages, offset by a decrease in sales of real estate. The increase in interest from mortgages of $34,000 and $33,000 in the three months and six months ended in 2001 was attributable to an increase in accrued interest income on the mortgage receivable from the property located in Goshen, NY. The accrual of interest on this mortgage had been suspended during the period from December 1, 1999 through May 31, 2001 because the annual interest payments that were due in February 2000 and 2001 were not been paid until August 2001.

The $328,000 and $667,000 increases in revenues in the medical division for the three month and six month periods ended in 2001 were due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The 78% and 84% increases in earned fees from the purchase and collection of medical claims of $200,000 and $370,000 in the three month and six month periods ended in 2001 was due to increases in medical claims purchased during prior months, which resulted in an increase in revenue recognition over the period of collections, which is usually six months. The increase in claims purchased was due to the Company obtaining new clients and additional purchases from existing clients. The income that is derived from these purchases is deferred and recognized as the claims are collected during an average six month period. In addition, $53,000 of the increases during both periods ended in 2001 was due to the change in the timing of revenue as set forth in note 4.

The increase in management fees of $128,000 (49%) and $297,000 (71%) for the three months and six months ended in 2001, were a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. These fees are net of reserves of $95,000 and $113,000 for the three months and six months ended August 31, 2001.

Costs and expenses from continuing operations decreased by $140,000 (14%) to $857,000 for the three months ended in 2001. During the six month period ended in 2001 costs and expenses from continuing operations decreased by $57,000 (3%) to $1,669,000. The decrease for the three months ended in 2001 was due to decreases of $101,000 in the real estate division, $2,000 in the medical division and $37,000 in corporate expenses and other. The decrease for the six month period ended in 2001 was due to decreases of $82,000 in the real estate division, $59,000 in corporate expenses and other, offset by increases of $77,000 in the medical division and $7,000 in depreciation and amortization.

The decrease in costs and expenses in the real estate division for both the three month and six month periods ended in 2001 was due to a decrease in the amount of properties sold in 2001, which results in a decrease in the cost of sales. The decrease was also due to a reduction of operating expenses in 2001, after portions of the Hunter property were sold during the last three quarters of the year ended February 28, 2001 and the first quarter of the current fiscal year.

The net decrease of costs and expenses in the medical division for the three month period was due to a decrease of $39,000 in medical receivable expenses, offset by an increase in expenses of $37,000 that are related to the management of two finance client's medical practices. The net increase for the six month period was due to an increase in medical management expenses of $117,000, offset by a decrease of $40,000 in medical receivable expenses.

The 12% and 23% increase in medical management expenses for the three and six month periods are related to the 78% and 84% increases in revenues for the same periods. The decrease in medical receivable expenses as compared to its increase in revenues was primarily due to the cost of establishing an infrastructure in 2000 in anticipation of the new clients that were eventually obtained. The Company now has an improved infrastructure, which includes better trained employees, computer systems and office facilities that can handle further increases of revenue without substantial increases in expenses. In addition, the Company has also been more selective in the bill purchasing process, which results in a minimal amount of bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The decrease in corporate expenses and other of $37,000 and $59,000 for both periods in 2001 is primarily due to reductions in professional fees, reallocations of a greater portion of executive salaries to the medical division and a reduction in shareholder reporting expenses. The increase in depreciation and amortization of $7,000 for the six months ended in 2001 is attributable to increased capital expenditures in the medical financing division.

Interest expense for the three months and six months ended in 2001 was $18,000 and $31,000, an increase of $11,000 and $17,000 from 2000. The increase was attributable to the debt that was incurred to finance the purchase of additional medical claims receivable and an MRI machine in the medical division.

Income from discontinued operations decreased by $393,000 to $-0- and decreased by $399,000 to $ 0 for the three and six month periods ended in 2001, due to the gain of $381,000 from the sale of the Wendcello subsidiary in the quarter ended August 31, 2000.

For the reasons described above, most notably, the increase in revenues from the purchase and collections of medical receivables as compared to the decrease in the related expenses, the Company recorded net income from continuing operations of $51,000 for the three months ended August 31, 2001 as compared to a loss of $420,000 for the three months ended in 2000. For the same reasons, net income from continuing operations for the six months ended August 31, 2001 was $7,000, as compared to a $720,000 loss for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the six months ended August 31, 2001 resulted in a decrease of cash in the amount of $39,000. The Company expects the continued growth of its medical division to increase based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from the related party credit line. Additional funds may be provided by the $1,507,000 in proceeds from the Goshen receivable, which is expected to be collected in November 2001, additional asset-based borrowing facilities and the sale of real estate assets.

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

Cash provided by operations for the six months ended in 2001 was $172,000, as compared to $474,000 being used in 2000. The $646,000 increase in cash in 2001 was due to net income for the six months ended in 2001 of $7,000 as compared to a net loss of $314,000 ($695,000 loss before gain from sale of subsidiary) in 2000, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash used by investing activities was $313,000 for the six months ended in 2001 as compared with $636,000 being provided in 2000. The net decrease of $949,000 was primarily due to the proceeds of $1,575,000 from the sale of the Wendcello subsidiary in 2000, offset by an increase in medical insurance claims receivable (net of amounts due to finance customers for payments of residual collections) by $267,000 in 2001, compared to a $851,000 increase in 2000. The lesser increase in 2001 was due to the continuing collections of the greater amount of bills purchased, beginning during the month of May 2000, from new clients. Capital expenditures decreased from $61,000 in 2000 to $36,000 in 2001 due to the Company not having to invest as much in additional equipment to support its client base. Most of capital expenditures were for enhancements on the Company's MRI machine.

Net cash provided by financing activities was $103,000 for the six months ended in 2001 as compared with $46,000 being used in 2000. The $149,000 increase in cash being provided in 2001 was primarily due to $121,000 of net borrowings in 2001, as compared to $18,000 of net repayments in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates. The events of September 11, 2001 are not expected to have a material effect on the Company's operations. However, some collections are believed to have been temporarily lost in transit.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a)       EXHIBITS.

         None

b)       REPORTS ON FORM 8K.

         The Company filed a report Form 8-K on September 10, 2001 to report the change in terms of the Goshen Receivables.

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

Date: October 10, 2001