Form 10-Q
period 2001-11-30
MFC DEVELOPMENT CORP
filed 2002-01-11
CIK 1125532

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2001

             |_| TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                         Commission file number: 0-31667

                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-3579974
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)

271 North Avenue, New Rochelle, NY                        10801
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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at January 11, 2002: 1,790,000.

                              MFC DEVELOPMENT CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001











PART I                                                                 Page No.
                                                                       --------
         Item 1.  Financial Statements.....................................   2

         Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition................................  15
         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.......................................................  19



PART II


         Item 6.  Exhibits and reports on Form 8-K.........................  19

                     MFC Development Corp. and Subsidiaries


                   Index to Consolidated Financial Statements

                                     PART I







Item 1. Financial Statements
        --------------------

Consolidated Balance Sheets -- November 30, 2001 (unaudited) and
  February 28, 2001.........................................................  3
Consolidated Statements of Operations (unaudited) -- Nine months and three months ended November 30, 2001 and 2000...................................  5
Consolidated Statement of Stockholders' Equity (unaudited)--
   Nine months ended November 30, 2001 .....................................  6
Consolidated Statements of Cash Flows (unaudited)--
   Nine months ended November 30, 2001 and 2000.............................  7
Notes to Consolidated Financial Statements (unaudited)......................  8

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                              NOVEMBER 30,         FEBRUARY 28,
                                                                  2001                2001
                                                              ---------------------------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash & cash equivalents                                     $ 1,329,580           $ 284,073
  Mortgage and notes receivable - current                          31,117              29,093
  Finance & management receivables, net                         3,841,176           4,520,319
  Other current assets                                            140,373             134,361
                                                              --------------------------------
Total current assets                                            5,342,246           4,967,846
                                                              --------------------------------

Property and equipment:
  Property and equipment, at cost                                 626,178             550,386
  Less accumulated depreciation and amortization                  270,933             195,744
                                                              --------------------------------
                                                                  355,245             354,642
                                                              --------------------------------

Other assets:
  Real estate held for development and sale                       540,860             439,153
  Mortgage and notes receivable                                   952,195           3,123,590
  Accrued interest receivable - related party mortgage                 --             321,150
  Loans receivable                                                181,824             142,840
  Other                                                           106,673              87,817
                                                              --------------------------------
Total other assets                                              1,781,552           4,114,550
                                                              --------------------------------

Total assets                                                  $ 7,479,043         $ 9,437,038
                                                              ================================

See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                       NOVEMBER 30,        FEBRUARY 28,
                                                                          2001                2001
                                                                      ---------------------------------
                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                               $   216,734         $   403,707
  Current portion of notes payable                                         49,508              57,050
  Due to finance customers                                              1,386,650           2,214,938
  Income taxes payable                                                      1,650               6,967
  Other current liabilities                                                    --              21,007
                                                                      --------------------------------
Total current liabilities                                               1,654,542           2,703,669
                                                                      --------------------------------

Other liabilities:
  Notes payable, including $270,000 at November 30, 2001 and
    $258,000 at February 28, 2001 payable to a related party              292,135             316,982
  Deferred Income                                                         850,000           2,407,311
  Other                                                                    48,000                  --
                                                                      --------------------------------
Total other liabilities                                                 1,190,135           2,724,293
                                                                      --------------------------------

Minority interest in subsidiary                                             5,000             101,794
                                                                      --------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                          --                  --
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares                              1,800               1,800
  Capital in excess of par value                                        5,968,420           5,968,420
  Accumulated deficit                                                  (1,327,555)         (2,062,938)
                                                                      --------------------------------
                                                                        4,642,665           3,907,282
  Less treasury stock, at cost - 10,000 shares at November 30,
      2001 and  -0- shares at February 28, 2001                           (13,299)                 --
                                                                      --------------------------------
  Total stockholders' equity                                            4,629,366           3,907,282
                                                                      --------------------------------

Total liabilities and stockholders' equity                            $ 7,479,043         $ 9,437,038
                                                                      ================================


See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                NOVEMBER 30,                    NOVEMBER 30,
                                                            2001            2000            2001            2000
                                                       ----------------------------    ----------------------------
Revenues
  Gain on sale of real estate                          $   745,288     $        --     $   745,288     $        --
  Sale of real estate                                           --              --          50,000          69,000
  Rental income                                             24,879          23,409          73,444          70,229
  Interest from mortgages                                   50,624          22,832         130,158          68,942
  Income from the purchase
    and collections of medical receivables                 411,166         301,735       1,224,505         745,114
  Medical management service fees                          320,986         239,879       1,037,659         659,829
                                                       ----------------------------    ----------------------------
  Total income                                           1,552,943         587,855       3,261,054       1,613,114
                                                       ----------------------------    ----------------------------

COSTS AND EXPENSES
  Real estate                                               51,496          77,505         197,405         305,718
  Medical receivables                                      339,527         323,485       1,039,790       1,063,211
  Medical management services                              320,721         228,078         948,515         739,013
  Corporate expenses and other                              64,332         127,382         209,260         331,409
  Depreciation and amortization                             26,571          22,176          76,649          65,076
                                                       ----------------------------    ----------------------------
  Total costs and expenses                                 802,647         778,626       2,471,619       2,504,427
                                                       ----------------------------    ----------------------------

Income (loss) from operations                              750,296        (190,771)        789,435        (891,313)
                                                       ----------------------------    ----------------------------

Other income (expense):
  Interest income                                            6,105           8,173          16,220          19,858
  Interest expense                                         (16,589)         (5,558)        (47,832)        (19,432)
  Minority interest in net income of subsidiary             (7,964)           (612)        (14,040)           (612)
                                                       ----------------------------    ----------------------------
                                                           (18,448)          2,003         (45,652)           (186)
                                                       ----------------------------    ----------------------------

Income (loss) from continuing operations before
  provision for income taxes                               731,848        (188,768)        743,783        (891,499)
Provision for income taxes                                   3,557           4,928           8,400          15,130
                                                       ----------------------------    ----------------------------

Income (loss) from continuing operations                   728,291        (193,696)        735,383        (906,629)
Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $381,182
  for the nine months ended November 30, 2000)                  --              --              --         399,028
                                                       ----------------------------    ----------------------------
Net income (loss)                                      $   728,291     $  (193,696)    $   735,383     $  (507,601)
                                                       ============================    ============================

Earnings (loss) per common share:
  Earnings (loss) from continuing operations           $      0.41     $     (0.11)    $      0.41     $     (0.50)
  Income from discontinued operations                           --              --              --            0.22
                                                       ----------------------------    ----------------------------
Basic and diluted earnings (loss) per common share     $      0.41     $     (0.11)    $      0.41     $     (0.28)
                                                       ============================    ============================

Number of shares used in computation of basic and
  diluted earnings per share                             1,790,000       1,800,000       1,793,534       1,809,638
                                                       ============================    ============================


See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   February 28, 2001 through November 30, 2001
                                   (unaudited)



                                                                     RETAINED                                  TOTAL
                                                     ADDITIONAL      EARNINGS                                  STOCK-       COMPRE-
                                  COMMON STOCK        PAID-IN      (ACCUMULATED       TREASURY STOCK          HOLDERS'      HENSIVE
                                SHARES     AMOUNT     CAPITAL        DEFICIT)       SHARES      AMOUNT         EQUITY       INCOME
                              ------------------------------------------------------------------------------------------   ---------
Balance, February 28, 2001    1,800,000    $1,800    $5,968,420    $(2,062,938)         --     $     --     $ 3,907,282
  Purchase of treasury stock         --        --            --             --      10,000      (13,299)        (13,299)
  Net income                         --        --            --        735,383          --           --         735,383    $ 735,383
                                                                                                                           ---------
  Comprehensive income               --        --            --             --          --           --              --    $ 735,383
                              ------------------------------------------------------------------------------------------   =========
Balance, November 30, 2001    1,800,000    $1,800    $5,968,420    $(1,327,555)     10,000     $(13,299)    $ 4,629,366
                              ==========================================================================================

See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                              NOVEMBER 30,
                                                                          2001            2000
                                                                      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $   735,383     $  (507,601)
Adjustments to reconcile net income(loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                         76,649          65,076
     Gain on sale of real estate held for development and sale            (16,376)        (15,727)
     Gain on sale of real estate                                         (745,288)             --
     Gain on sale of subsidiary                                                --        (381,182)
     Provision for bad debts and billing adjustments                      118,018         207,590
     Minority interest in net income of subsidiary                         14,040             612
     Changes in operating assets and liabilities:
      Collections from sale of real estate held for development
           and sale                                                        50,000          69,000
      Additions to real estate held for development and sale              (60,331)        (40,941)
      Prepaid expenses, miscellaneous receivables and other assets        243,632          41,062
       Net assets of discontinued operations                                   --         (18,926)
       Accounts payable, accrued expenses and taxes                      (192,290)        100,332
       Other liabilities                                                   26,993          14,258
                                                                      ----------------------------
Net cash provided by (used in) operating activities                       250,430        (466,447)
                                                                      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                  (77,252)        (71,161)
Finance and management receivables                                        561,125      (2,073,451)
Due to finance customers                                                 (828,288)        701,799
Principal payments on notes receivable                                  1,334,998          19,722
Loan receivable                                                           (44,689)        (79,685)
Principal payments on loan receivable                                       5,705          41,456
Proceeds from sale of subsidiary                                               --       1,575,000
                                                                      ----------------------------
Net cash provided by investing activities                                 951,599         113,680
                                                                      ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                 150,000         726,500
Principal payments on notes payable                                      (182,389)       (451,573)
Sale of equity to minority interest                                            --         105,000
Acquisition of minority interest shares                                  (100,000)             --
Distribution to minority interest                                         (10,834)             --
Purchase of treasury stock                                                (13,299)             --
Purchase and retirement of treasury stock                                      --         (28,335)
                                                                      ----------------------------
Net cash (used in) provided by financing activities                      (156,522)        351,592
                                                                      ----------------------------

Net increase (decrease) in cash and cash equivalents                    1,045,507          (1,175)
Cash and cash equivalents, beginning of period                            284,073         581,408
                                                                      ----------------------------
Cash and cash equivalents, end of period                              $ 1,329,580     $   580,233
                                                                      ===========================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                         $    46,819     $    22,192
                                                                      ===========================
Income taxes paid                                                     $    11,887     $    17,916
                                                                      ===========================

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                  $        --     $   117,689
                                                                      ===========================

See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2001; results of operations for the nine months and three months ended November 30, 2001 and 2000; cash flows for the nine months ended November 30, 2001 and 2000; and changes in stockholders' equity for the nine months ended November 30, 2001. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10K for the year ended February 28, 2001. The consolidated balance sheet at February 28, 2001 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 99% owned subsidiary, FRM NY Capital LLC, Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC and Wendcello Corp., which was sold on June 20, 2000.

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

In addition to the two operating divisions of the Company, a new division, Capco, was formed during the quarter ended November 30, 2000. Capco has not yet conducted the business for which it was formed. Capco operates through FRM N.Y. Capital LLC, a 99% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of the Company. This LLC was approved on November 30, 2000 as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco"). A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State, which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Statute creates a tax credit incentive mechanism to encourage investment of financial resources by insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

4. Change in Accounting Estimate

Purchase and Collection of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary throughout the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to

                     MFC Development Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



4. Change in Accounting Estimate (continued)

this fee whether or not the receivables are collectible. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, an additional $21,000 and $74,000 was included in revenue during the three month and nine month periods ended November 30, 2001.

5. Finance Receivables, Net

Net finance and management receivables consist of the following:

                                           November 30,      February 28,
                                              2001               2001

                                          -------------------------------
         Gross finance receivables        $   3,703,580     $  4,831,507
         Allowance for credit losses           (250,673)        (233,345)
         Deferred finance income               (244,959)        (457,736)
                                          --------------------------------
         Net finance receivables              3,207,948        4,140,426
                                          --------------------------------

         Gross management receivables           970,042          616,017
         Allowance for billing adjustments     (336,814)        (236,124)
                                          --------------------------------
         Net management receivables             633,228          379,893
                                          --------------------------------
         Finance and management
           receivables, net               $   3,841,176     $  4,520,319
                                          ================================


Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

There is approximately $1,156,000 of additional collateral consisting of finance receivables that is past the contractual collection period and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 8).

6. Gain on Sale of Real Estate

In August 2001, the Company entered into an agreement with Windemere Pines at Goshen, Inc. ("Windemere") regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). This property was previously sold to Windemere as described in Note 4 of the Financial Statements included in the Form 10-K for the year ended February 28, 2001. Under the terms of the agreement, Windemere satisfied the Goshen Receivables on November 14, 2001 by the payment of $1,507,500, which included principal and accrued interest, resulting in the realization of $745,000 of deferred income related to the original sale of the property in 1996 and 1997.

                     MFC Development Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



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

8.  Notes Payable

Notes payable include the following:

                                                August 31,       February 28,
                                                  2001              2001
                                                -----------------------------
      Related party credit lines                $ 270,000        $ 258,000
      Capital lease obligations                    71,643          116,032
                                                -----------------------------
                                                  341,643          374,032
      Less current maturities                      49,508           57,050
                                                -----------------------------
      Long-term debt                            $ 292,135        $ 316,982
                                                =============================

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also President of the Company. The line had an outstanding balance of $270,000 at November 30, 2001. The ability to borrow under the line expires on October 31, 2002. Interest is calculated at a rate of 15% per annum. Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months equal to at least 222% of the principal sum outstanding under the line.

Interest expense on this related party borrowing for the nine months ended November 30, 2001 was $40,183.

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

Aggregate maturities of the amount of notes payable and capital leases at November 30, 2001 are as follows:

                                                    Capital
                                     Notes           Lease
                                    Payable       Obligations       Total
                                  ------------------------------------------
2002                              $      --      $   16,656       $  16,656
2003                                102,000          51,624         153,624
2004                                168,000          11,393         179,393
                                  ------------------------------------------
                                    270,000          79,673         349,673
Amount representing interest             --           8,030           8,030
                                  ------------------------------------------
Total (a)                         $ 270,000      $   71,643       $ 341,643
                                  ==========================================

(a) -- Total capital lease obligations represent present value of minimum lease payments

9. Contingencies

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2001.

10. Income Taxes

The provision for income taxes consist of the following:

                                  Three months ended       Nine months ended
                                     November 30,             November 30,
                                  2001          2000       2001         2000
                                 --------------------     -------------------
      Current:
        Federal                  $     --    $     --     $    --    $     --
        State                       3,557       4,928       8,400      15,130
                                 --------------------     -------------------
      Total current                 3,557       4,928       8,400      15,130

      Deferred:
        Federal                        --          --          --          --
        State                          --          --          --          --
                                 --------------------     -------------------
      Total deferred                   --          --          --          --
                                 --------------------     -------------------
      Total                      $  3,557    $  4,928     $ 8,400    $ 15,130
                                 ====================     ===================

                     MFC Development Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



10. Income Taxes (continued)

MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which had no federal tax liability due to prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns. The gain on sale of real estate, resulting from the settlement of the Goshen receivables was included in taxable income of the Company's former parent in the years that the property was sold.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the three months and nine months ended November 30, 2001 and 2000 follows:

                     MFC Development Corp. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)



11. Business Segment Information (continued)

                                                  REAL          MEDICAL
                                                 ESTATE        FINANCING         OTHER            TOTAL
                                              ------------------------------------------------------------
THREE MONTHS ENDED NOVEMBER 30,

2001
   Total revenue from external customers      $   820,791     $   732,152     $        --     $ 1,552,943
   Income(loss) from operations                   768,598          46,628         (64,930)        750,296
   Other expense (income), net                       (491)         11,362           7,577          18,448
   Income(loss) from continuing operations
     before provision for income taxes            769,089          35,266         (72,507)        731,848

   Capital expenditures                             2,835          38,836              --          41,671
   Depreciation and amortization                      697          25,276             598          26,571

2000
   Total revenue from external customers      $    46,241     $   541,614     $        --     $   587,855
   Income(loss) from operations                   (32,193)        (30,259)       (128,319)       (190,771)
   Other expense (income), net                     (8,500)          9,038          (2,541)         (2,003)
   Income(loss) from continuing operations
     before provision for income taxes            (23,693)        (39,297)       (125,778)       (188,768)

   Capital expenditures                             4,322           5,818              --          10,140
   Depreciation and amortization                      929          20,310             937          22,176

NINE MONTHS ENDED NOVEMBER 30,

2001
   Total revenue from external customers      $   998,890     $ 2,262,164     $        --     $ 3,261,054
   Income(loss) from operations                   799,149         201,339        (211,053)        789,435
   Other expense (income), net                       (491)         33,194          12,949          45,652
   Income(loss) from continuing operations
     before provision for income taxes            799,640         168,145        (224,002)        743,783

   Total assets                                 1,566,975       4,668,826       1,243,242       7,479,043

   Capital expenditures                             2,835          74,417              --          77,252
   Depreciation and amortization                    2,336          72,520           1,793          76,649

2000
   Total revenue from external customers      $   208,171     $ 1,404,943     $        --     $ 1,613,114
   Income(loss) from operations                   (99,690)       (457,402)       (334,221)       (891,313)
   Other expense (income), net                    (30,782)         33,509          (2,541)            186
   Income(loss) from continuing operations
     before provision for income taxes            (68,908)       (490,911)       (331,680)       (891,499)

   Total assets                                 4,032,767       5,004,045         520,625       9,557,437

   Capital expenditures                             4,322         184,028             500         188,850
   Depreciation and amortization                    2,143          60,121           2,812          65,076

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements and the Company's future development plans are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, changes in the real estate and financial markets and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 2001 and 2000. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2001.

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

In August 2001, the Company entered into an agreement with Windemere Pines at Goshen, Inc. ("Windemere") regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). This property was sold to Windemere in 1996 and 1997 as described in Note 4 of the Financial Statements included in the Form 10-K for the year ended February 28, 2001.Under the terms of the agreement, Windemere satisfied the Goshen Receivables on November 14, 2001 by the payment of $1,507,500, which included principal and accrued interest resulting, in the realization of $745,000 of deferred income related to the original sale of the property. The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

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


RESULTS OF OPERATIONS

2001 Period Compared to the 2000 Period

The Company's revenues from continuing operations for the three months ended November 30, 2001 ("2001") was $1,553,000, an increase of $965,000 or 164% as compared to the three months ended November 30, 2000 ("2000"). The increase was a result of increases in the both the real estate and medical divisions. The Company's revenues from continuing operations for the nine months ended November 30, 2001 ("2001") was $3,261,000, an increase of $1,648,000 or 102% as compared to the nine months ended November 30, 2000 ("2000"). The increase was a result of increases in both the real estate and medical divisions.

Revenue in the real estate division increased in 2001 by $775,000, to $821,000 for the three month period and increased by $790,000 to $998,000 for the nine month period. The increase in the three month and nine month periods was due to the settlement of the Goshen receivables, which resulted in the realization of $745,000 of deferred income from real estate that was sold in prior periods and an increase in interest from mortgages. The increase in interest from mortgages of $28,000 and $61,000 in the three months and nine months ended in 2001 was attributable to an increase in accrued interest income on the mortgage receivable from the property located in Goshen, NY. The accrual of interest on this mortgage had been suspended during the period from December 1, 1999 through May 31, 2001 because the annual interest payments that were due in February 2000 and 2001 were not paid until August 2001.

The $190,000 and $858,000 increases in revenues in the medical division for the three month and nine month periods ended in 2001 were due to an increase in both earned fees from the purchase and collection of medical claims and management fees. The 36% and 64% increases in earned fees from the purchase and collection of medical claims of $109,000 and $480,000 in the three month and nine month periods ended in 2001 was due to (i) increases in medical claims purchased during prior months, which resulted in an increase in revenue recognition over the period of collections, which is usually six months and (ii) additional collections services that are now being provided to existing clients. The increase in claims purchased was attributable both to new clients and additional purchases from existing clients. The income that is derived from these purchases is deferred and recognized over the contractual collection period in proportion to the costs of collection. In addition, $21,000 and $74,000 of the increases during the three month and nine month periods ended in 2001 were due to the change in the timing of revenue as set forth in Note 4.

The increase in management fees of $81,000 (34%) and $378,000 (57%) for the three months and nine months ended in 2001, were a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated, beginning in April 2000, from the management of a finance client's physical therapy practice. These fees are net of reserves (reversals) of $(12,000) and $101,000 for the three months and nine months ended November 30, 2001. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Costs and expenses from continuing operations increased by $24,000 (3%) to $803,000 for the three months ended in 2001. During the nine month period ended in 2001 costs and expenses from continuing operations decreased by $32,000 (1%) to $2,472,000. The increase for the three months ended in 2001 was due to increases of $109,000 in the medical division and $5,000 in depreciation and amortization, offset by decreases of $27,000 in the real estate division and $63,000 in corporate expenses and other. The decrease for the nine month period ended in 2001 was due to decreases of $108,000 in the real estate division and $123,000 in corporate expenses and other, offset by increases of $187,000 in the medical division and $12,000 in depreciation and amortization.

The decrease in costs and expenses in the real estate division for both the three month and nine month periods ended in 2001 were due to a decrease in the amount of properties sold in 2001, which results in a decrease in the cost of sales. The decrease was also due to a reduction of operating expenses in 2001, after portions of the Hunter property were sold during the last three quarters of the year ended February 28, 2001 and the first quarter of the current fiscal year.

The increase in costs and expenses in the medical division for the three month period was due to an increase of $16,000 in medical receivable expenses and an increase in expenses of $93,000 that are related to the management of two finance client's medical practices. The net increase for the nine month period was due to an increase in medical management expenses of $210,000, offset by a decrease of $23,000 in medical receivable expenses.

The 41% and 28% increase in medical management expenses for the three and nine month periods are related to the 34% and 57% increases in revenues for the same periods. The 5% increase in medical receivable expenses for the three month period ended in 2001 was due to (i) the hiring of additional staff that were needed to provide additional collection services and (ii) annual increases in employee salaries and occupancy costs. The decrease in medical receivable expenses for the nine month period ended in 2001 as compared to its increase in revenues was primarily due to the cost of establishing an infrastructure in 2000 in anticipation of the new clients that were eventually obtained. The Company now has an improved infrastructure, which includes better trained employees, computer systems and office facilities that can handle further increases of revenue without substantial increases in expenses. In addition, the Company has also been more selective in the bill purchasing process, which results in a minimal amount of bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The decrease in corporate expenses and other of $63,000 and $123,000 for the three and nine month periods ended in 2001 is primarily due to reductions in professional fees, reallocations of a greater portion of executive salaries to the medical division and a reduction in shareholder reporting expenses. The increase in depreciation and amortization of $5,000 and $12,000 for the three and nine month periods ended in 2001 is attributable to increased capital expenditures in the medical financing division. Interest expense for the three months and nine months ended in 2001 was $16,000 and $48,000, an increase of $11,000 and $29,000 from 2000. The increase was attributable to the debt that was incurred to finance the purchase of additional medical claims receivable and an MRI machine in the medical division.

Income from discontinued operations decreased by $399,000 to $-0- for the nine month period ended in 2001, due to the gain of $381,000 from the sale of the Wendcello subsidiary in the quarter ended August 31, 2000.

For the reasons described above, most notably, (i) the settlement of the Goshen receivables resulting in the realization of $745,000 of deferred income and (ii) the continuing increases in revenues in the medical division, which are substantially greater than increases in expenses, the Company recorded net income from continuing operations of $728,000 for the three months ended November 30, 2001 as compared to a loss of $194,000 for the three months ended in 2000. For the same reasons, net income from continuing operations for the nine months ended November 30, 2001 was $735,000, as compared to a $907,000 loss for the same period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the nine months ended November 30, 2001 resulted in an increase of cash in the amount of $1,045,000. The Company expects continued growth of its medical division based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and the related party credit line. Additional funds may be provided by additional asset-based borrowing facilities and the sale of real estate assets.

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

Cash provided by operations for the nine months ended in 2001 was $250,000, as compared to $466,000 being used in 2000. The $716,000 increase in cash in 2001 was due to the elimination of operating losses in 2001, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash provided by investing activities was $952,000 for the nine months ended in 2001 as compared with $114,000 being provided in 2000. The net increase of $838,000 was primarily due to the collection of the Goshen receivables of $1,313,000 and by a $1,105,000 net increase in funds from collections in the medical division, offset by the proceeds of $1,575,000 from the sale of the Wendcello subsidiary in 2000.

Net cash used by financing activities was $157,000 for the nine months ended in 2001 as compared with $352,000 being provided in 2000. The $509,000 increase in the use of cash in 2001 was due to $32,000 of net repayments in 2001, as compared to $275,000 of net borrowings in 2000 and the sale of equity to minority interests of $105,000 in 2000 and the repurchase of $100,000 in 2001.


EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective March 1, 2001. The adoption of this Statement has not had any material effect on the Company's results of operations or financial position.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk arises principally from the interest rate risk related to its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates. The events of September 11, 2001 are not expected to have a material effect on the Company's operations. However, some collections were delayed due to post office closures.




                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

a)   Exhibits.

     None

b)   Reports on Form 8k.

     The Company filed a Form 8-K on September 10, 2001 to report the change in terms of the Goshen Receivables and on December 5, 2001 to report the receipt of the settlement proceeds.

                                    SIGNATURE
                                    ---------


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



Date: January 11, 2002