Form 10-K
period 2002-02-28
MFC DEVELOPMENT CORP
filed 2002-05-29
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: February 28, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ______________

                        COMMISSION FILE NUMBER: 0-3579974

                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3579974
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

  271 NORTH AVENUE, NEW ROCHELLE, NY                       10801
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

         The aggregate market value of the voting stock held by non-affiliates of the registrant at May 21, 2002 was $1,678,996.

         The number of shares outstanding of the registrant's Common Stock as of May 21, 2002 was 1,790,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2002.

                              MFC DEVELOPMENT CORP.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002


                                                                             Page No.
                                                                             --------
PART I

        Item 1.  Business..................................................     1

        Item 2.  Properties................................................     5

        Item 3.  Legal Proceedings.........................................     5

        Item 4.  Submission of Matters to a Vote of Security Holders
                                and Other Information .....................     6

PART II

        Item 5.  Market for Registrant's Common Equity and Related
                                Stockholder Matters........................     6

        Item 6.  Selected Financial Data...................................     8

        Item 7.  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations........     9

        Item 7A. Quantitative and Qualitative Disclosures About
                                Market Risk................................    14

        Item 8.  Financial Statements and Supplementary Data...............    14

        Item 9.  Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure........    14

PART III

        Item 10. Directors and Executive Officers of the Registrant........    15

        Item 11. Executive Compensation....................................    15

        Item 12. Security Ownership of Certain Beneficial Owners
                                and Management.............................    15

        Item 13. Certain Relationships and Related Transactions............    15

PART IV

        Item 14. Exhibits, Financial Statements, Schedules
                                and Reports on Form 8-K....................    16

                                     PART I


ITEM 1.   BUSINESS

ORGANIZATION OF THE COMPANY

MFC DEVELOPMENT CORP. (the "Company" or "MFC") was incorporated in the State of Delaware on May 18, 1990 under the name of PSI Food Services Corp., which had been a wholly-owned subsidiary of FRMO Corp., formerly FRM Nexus, Inc., a Delaware corporation ("FRM "), since November 1993. All of FRM's assets and liabilities were transferred to MFC on August 31, 2000, except for $10,000. Because such entities were under common control, this transaction was accounted for in a manner similar to a pooling of interests on MFC's books. On January 23, 2001, all of the outstanding shares of MFC were distributed to shareholders of FRM, which no longer owns any shares of MFC.

On August 9, 2000, PSI Food Services Corp. changed its name to MFC Development Corp. That corporation was part of the food services division of FRM, consisting of two subsidiaries, Wendclark, Inc. and Wendcello Corp., which operated Wendy's Restaurants, nine in West Virginia and eight in upstate New York, respectively. The food service division was discontinued on June 20, 2000. On May 14, 1999 the outstanding capital stock of Wendclark, Inc. was sold for $975,000 in cash and on June 20, 2000 the outstanding capital stock of Wendcello Corp. was sold for $1,575,000 in cash. Gains of $96,303 and $381,182 were recorded on said sales by FRM and PSI Food Services Corp., respectively. The results of the food services operations have been classified as discontinued operations and prior periods have been restated. The components of the discontinued operations are set forth in Note 12 to Notes to Consolidated Financial Statements of MFC herein.

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

THE REAL ESTATE DIVISION of the Company presently conducts its operations through PSI Capital Corp., Yolo Equities Corp. and Yolo Capital Corp., wholly-owned subsidiaries which own the interests described below in parcels of real estate. For the fiscal year ended February 28, 2002, the total revenues derived from the real estate division were $1,116,723, constituting 27% of the total revenues of MFC. MFC controls the development, for residential and commercial use, of this real estate, which is located in New York and Connecticut. See Note 4 of Notes to Consolidated Financial Statements herein. A brief description of each parcel follows:

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

In February and August, 1996, MFC sold the 165 building lots to Windemere for $2,499,150 to be paid principally from construction loan funding plus an amount contingent on the amount of profit to be realized on the construction and sale of the homes to be built on the lots. The sale was accounted for using the installment method resulting in a deferral of profit, of which $1,557,311 remained deferred as of February 28, 2001, until the initial and continuing investment criteria was sufficient. The balance of the mortgage on February 28, 2001 was $2,310,000. The interest payment required for fiscal 2000 was not made, resulting in the suspension of accruing interest from December 1, 1999 through May 31, 2001. See Note 4 of Notes to Consolidated Financial Statements.

In August 2001, the Company entered into an agreement with Windemere regarding the mortgage receivable and debenture on the Goshen property (together the "Goshen Receivables"). Under the terms of the agreement, Windemere satisfied the Goshen Receivables with payments of $167,500 on August 16, 2001 and $1,507,500 on November 14, 2001, which included principal and accrued interest, resulting in the realization of $745,000 of deferred income related to the original sale of the property.

East Granby, Connecticut. The Company owned a partially built two-story office building located at 2 Gateway Boulevard in East Granby, Connecticut which was carried at the value of $900,000 on February 28, 1995. In the fiscal year ended February 29, 1996, the Company spent about $1,300,000 in developing the site and improving a portion of the building. In February 1996, the property was sold to Gateway Granby, LLC. ("Gateway"), a limited liability company of which certain members are shareholders of MFC, for $4,800,000, of which $3,824,208 has since been paid and $975,792, as reduced by amortization and partial prepayment as of February 28, 2002, is held by the Company pursuant to a purchase money second mortgage bearing interest at the rate of 9% per annum. The gain on the sale of this property has already been recognized on the accrual method except, for a reserve of $850,000 pending the release of the Company from a contingent liability for certain rental payments.

Hunter, New York. MFC has two wholly-owned subsidiaries, Yolo Equities Corp., which owns the fee interest in properties in Hunter, New York, along with co-investors, and Yolo Capital Corp., which owns a mortgage on a portion of the property. The co-investors, together are entitled to receive 35% of the proceeds of the sales of Hunter Properties made after June 30, 2000 after deducting the net costs of carrying the properties after June 30, 2000 and the costs of the sales (the "net proceeds"). Yolo Equities Corp. is entitled to receive 65% of the said net proceeds. The properties consist of acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The undeveloped portion of the acreage, which Yolo Equities Corp. plans to develop, is zoned for single family residences, condominium units and a hotel site. There is already constructed on the property (i) a water treatment plant (owned by a wholly-owned subsidiary of the Yolo Capital Corp.), (ii) a Clubhouse with swimming pool and six tennis courts and (iii) a small office building. Adjoining the site are 200 condominium units owned by unrelated persons. See Note 4 of Notes to Consolidated Financial Statements with respect to related party transactions.

On November 7, 2000, Yolo Equities Corp. received site approval from the Planning Board of the Town of Hunter for the construction of a 200 room hotel on the 10 acre hotel site which is contiguous to the ski slopes at Hunter Mountain. In connection therewith, the Company is proceeding to double the capacity of the waste water treatment plant. The City of New York has agreed to pay for the upgrade of all the waste water treatment facilities in New York City's Catskill watershed area (in which Hunter is located), incorporating the latest technology in order to improve the water quality in New York City. This expansion and upgrade is expected to enhance the value of the Company's remaining property in Hunter, New York.

Yolo Equities Corp. will seek to sell the clubhouse and office building during the next year. The Company will seek to participate in the hotel site development with a hotel or development company. This will then leave Yolo Equities Corp. with about 70 acres of undeveloped land contiguous to the Hunter ski slopes for which there are no present plans for development.

Other Properties. The Company previously owned two parcels of undeveloped land in Brookfield, Connecticut, which it sold in December 1999. MFC, alone or with co-investors and joint ventures, intends to acquire other lands for development of residential, commercial and office structures, when management identifies opportunities for enhancement of shareholder values.

THE MEDICAL DIVISION consists of (i) the three Limited Liability Companies (Nexus Garden City, LLC, FRM Court Street, LLC and Nexus Borough Park, LLC), which act as service organizations for providers of medical services and (ii) a wholly-owned subsidiary of the Company, Medical Financial Corp., which purchases unpaid medical insurance claims, paying cash to the medical provider in return for a negotiated fee. In the fiscal year ended February 28, 2002, the total revenues of the Medical Division were $3,049,771, constituting 73% of total revenues of the Company. For its clients, this Division delivers management services and increased liquidity, which is normally unavailable to medical groups from traditional sources. The management services include inputting the data on the customers' receivables into the Company's computer system, processing the data and presenting the customers' bills to the insurance company in compliance with regulations to facilitate payment, following up with collection efforts if the bills are not paid promptly, furnishing weekly or other periodic status reports of the customers' receivables and other information relating to their medical practices.

The expected growth in revenues of the Medical Division will be supported by the Company's investment in new technology. This technology, which includes document imaging equipment and software, the internal development of a more efficient collections program and the purchase of new computers needed to run these programs. The investment in this technology will decrease the time required to perform collection tasks to a fraction of the time required under the old systems. The Company's labor intensive services are now more efficient due to these capital expenditures.

THE CAPCO DIVISION was commenced by the filing on September 14, 2000 of Articles of Organization in New York State for FRM N.Y. Capital LLC which is a 99% majority owned subsidiary of PSI Capital Corp., a wholly owned subsidiary of MFC. This LLC was formed for the purpose of being approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco") under the Capco Program. A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State, which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Capco was approved on November 28, 2000 and certified to participate in New York's Capco Program. The Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

The Capco will use (i) its own capital of $500,000, plus (ii) the investment of insurance companies which wish to take substantial equity interests in New York companies in order to encourage and assist them in creating, developing and expanding their business. The Capco's emphasis will be on viable small business enterprises which have had difficulty in attracting institutional venture capital and which will expand employment opportunities in New York thereby promoting the growth of the State's economy. The Capco has not yet commenced the business for which it was formed.

MARKETING

The Company's marketing in its real estate activities is limited to working with real estate brokers to sell the properties held for sale in Hunter, N.Y.

The Medical Division markets its services to medical groups through its own individual employees and consultants by direct contact with potential customers recommended by existing customers and those who contact MFC after receiving its brochure by direct mail solicitation. MFC designs its own brochure for such solicitations. In fiscal 2000, MFC designed and obtained the names for two websites, "medicalfinancial.com" and "mdhelp.com".

The Capco Program will be marketed by the Managers of FRM N.Y. Capital LLC, who are experienced in the venture capital field.

COMPETITION

Real Estate Division:

The Company's presently owned real estate held for development and sale is located in Hunter, New York. The real estate market in this community has been depressed in the past years, so that competition has not been a factor. With the expectation of improved demand and financing for purchasers, the Company will be competing with many owners and developers in the locale to market properties, which it presently owns and which will be developed for sale.

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

Capco:

The Company is awaiting further legislation in New York to provide financial incentives for New York Capco organizations. If and when the legislation is enacted, the Company will compete with many other Capco organizations for approval by the New York Insurance Department for its Capco Programs.

TRADEMARKS  -    None.

EMPLOYEES

As of February 28, 2002, the Company had 34 employees. None of the Company's employees are represented by a labor union. MFC considers its relationship with its employees to be good.

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

None, other than the election of directors on July 19, 2001.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

REGISTRATION AND MARKET PRICES OF COMMON STOCK

The Form 10 Registration of the common stock of MFC Development Corp. pursuant to Section 12(g) of the Securities Exchange Act of 1934 as finally amended on January 17, 2001 was effective as of November 30, 2000 and MFC has been a reporting company since that date, filing its first quarterly statement for the nine months ended November 30, 2000, on January 16, 2001.

The Company's common stock was distributed on January 23, 2001 in a spin-off from FRM. Shareholders' basis in the Company's shares is equal to the market value when distributed, which was $1.00 per share based on its trading on the NASDAQ Bulletin Board under the symbol MFCD. The following table sets forth the range of high and low bid quotations of the Company's common stock for the periods set forth below, as reported by the National Quotation Bureau, Inc. Such quotations represent inter-dealer quotations, without adjustment for retail markets, markdowns or commissions, and do not necessarily represent actual transactions.

FISCAL PERIOD                                                 COMMON STOCK
-------------                                           ------------------------
                                                        HIGH BID         LOW BID
                                                        --------         -------
2001

4th   Fiscal Quarter (12/1/00 -  2/28/01)                $ 1.00          $ 1.00

2002

1st   Fiscal Quarter (  3/1/01 -  5/31/01)               $ 2.15          $ 1.00
2nd   Fiscal Quarter (  6/1/01 -  8/31/01)               $ 1.60          $  .59
3rd   Fiscal Quarter (  9/1/01 - 11/30/01)               $ 2.70          $  .55
4th   Fiscal Quarter (12/1/01 -  2/28/02)                $ 2.50          $ 2.01

The high bid and low asked quote on May 21, 2002 was $1.25 bid and $1.65 asked.

DIVIDENDS

No cash dividend has been paid by MFC since its inception. The Company has no present intention of paying any cash dividends on its common stock.

HOLDERS

As of May 1, 2002, there were approximately 1,100 holders of record of MFC common stock representing about 2,500 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding except for three options to purchase a total of 4,500 shares held by Allan Kornfeld, Chairman of the Company and 1,500 shares held each by David Michael and Anders Sterner, Directors of the Company. The Company does not know of any shares of common stock of MFC that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                     MFC Development Corp. and Subsidiaries
                      Selected Consolidated Financial Data

                                                                 Fiscal Year Ended
                                            -------------------------------------------------------------------------
                                            February 28,   February 28,   February 29,   February 28,    February 28,
                                               2002           2001           2000            1999           1998
                                            ------------   ------------   ------------   ------------    ------------
Income Statement Data:

Total Revenue                               $ 4,166,494    $ 2,359,123    $ 2,283,267    $  1,457,690    $ 3,182,249
Costs and expenses                            3,294,304      3,277,340      3,258,798       1,893,223      1,859,984
                                            -----------    -----------    -----------    ------------    -----------

Income (loss) from operations                   872,190       (918,217)      (975,531)       (435,533)     1,322,265
Other (expenses) net of other income            (50,199)      (220,170)       (27,636)        (44,874)      (210,779)
                                            -----------    -----------    -----------    ------------    -----------
 Income (loss) from continuing
  operations before provision for
  income taxes and extraordinary item           821,991     (1,138,387)    (1,003,167)       (480,407)     1,111,486
Provision for income taxes                       13,606         10,936         14,328           5,676        112,937
                                            -----------    -----------    -----------    ------------    -----------

Income (loss) from continuing operations        808,385     (1,149,323)    (1,017,495)       (486,083)       998,549
Income from discontinued operations, net
  of taxes (including gain on sale of sub-
  sidiary of $381,182 in 2000 and $96,303
  in 1999                                            --        399,028        325,215         119,514        317,868
                                            -----------    -----------    -----------    ------------    -----------

Income (loss) before extraordinary items        808,385       (750,295)      (692,280)       (366,569)     1,316,417
Extraordinary income net of taxes                    --             --             --              --         91,674
                                            -----------    -----------    -----------    ------------    -----------

Net income (loss)                           $   808,385    $  (750,295)   $  (692,280)   $   (366,569)   $ 1,408,091
                                            ===========    ===========    ===========    ============    ===========

Earnings (loss) per common share:

Income (loss) from continuing operations    $      0.45    $     (0.64)   $     (0.56)   $      (0.27)   $      0.55
 Income from discontinued operations                 --           0.22           0.18            0.07           0.17
                                            -----------    -----------    -----------    ------------    -----------
Income (loss) before extraordinary items           0.45          (0.42)         (0.38)          (0.20)          0.72
 Extraordinary income net of taxes                   --             --             --              --           0.05
                                            -----------    -----------    -----------    ------------    -----------
Basic and diluted earnings
   (loss) per common share                  $      0.45    $     (0.42)   $     (0.38)   $      (0.20)   $      0.77
                                            ===========    ===========    ===========    ============    ===========

Number of shares used in computation of
  of basic and diluted earnings per share     1,792,662      1,807,261      1,816,462       1,816,462      1,816,462
                                            ===========    ===========    ===========    ============    ===========

                                                                             As of
                                            -------------------------------------------------------------------------
                                            February 28,   February 28,   February 29,   February 28,    February 28,
                                               2002           2001           2000            1999           1998
                                            ------------   ------------   ------------   ------------    ------------
Balance Sheet Data:

Working Capital                             $ 3,441,529    $ 2,264,177    $ 1,531,120    $  1,471,640    $ 1,645,273
                                            ===========    ===========    ===========    ============    ===========

Total Assets                                $ 7,975,368    $ 9,437,038    $ 8,778,756    $ 10,483,028    $ 9,771,636
                                            ===========    ===========    ===========    ============    ===========

Long-term debt                              $   203,654    $   316,982    $    24,655    $    799,480    $   385,177
                                            ===========    ===========    ===========    ============    ===========

Common Shareholders' equity                 $ 4,702,368    $ 3,907,282    $ 4,685,912    $  5,378,192    $ 5,745,076
                                            ===========    ===========    ===========    ============    ===========

Book value per share                        $      2.63    $      2.17    $      2.58    $       2.96    $      3.16
                                            ===========    ===========    ===========    ============    ===========

Common shares outstanding                     1,790,000      1,800,000      1,816,462       1,816,462      1,816,462
                                            ===========    ===========    ===========    ============    ===========

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

OVERVIEW

MFC presently generates revenues from two business segments: real estate and medical. The real estate segment consists of various parcels of real estate, held for future development and sale, in which co-investors also have interests, and a mortgage note receivable on a property that was previously sold. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale or reflected as a financing or is deferred to a future period.

In August 2001, the Company entered into an agreement with Windemere Pines at Goshen, Inc. ("Windemere") regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). This property was sold to Windemere in 1996 and 1997 as described in Note 4 of the Financial Statements. Under the terms of the agreement, Windemere satisfied the Goshen Receivables by payments of $167,500 on August 16, 2001 and $1,507,500 on November 14, 2001, which included principal and accrued interest resulting, in the realization of $745,000 of deferred income related to the original sale of the property.

The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

Prior to June 20, 2000, MFC generated revenues from a third business segment, a food division engaged in the operations of Wendy's restaurants. On May 23, 2000 the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000 the Company completed the sale and received $1,575,000 in cash, resulting in a gain of approximately $381,000. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations and prior periods have been restated.

The consolidated financial statements and the discussion below include the operations of the Company's former parent, FRMO Corp., as if the transfer of assets and liabilities on August 31, 2000 had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2002 COMPARED TO YEAR ENDED FEBRUARY 28, 2001

The Company's revenues from continuing operations for the year ended February 28, 2002 ("2002") was $4,166,000, an increase of $1,807,000 or 77% as compared to the year ended February 28, 2001 ("2001"). The increase was a result of increases in both the real estate and medical divisions.

Revenue in the real estate division increased in 2002 by $812,000, to $1,116,000. The increase was due to the settlement of the Goshen receivables, which resulted in the realization of $745,000 of deferred income from real estate that was sold in prior periods and an increase in interest from mortgages. The increase in interest from mortgages of $61,000 in 2002 was attributable to an increase in accrued interest income on the mortgage receivable from the property located in Goshen, NY. The accrual of interest on this mortgage had been suspended during the period from December 1, 1999 through May 31, 2001 because the annual interest payments that were due in February 2000 and 2001 were not paid until August 2001.

The $995,000 increase in revenues in the medical division was due to an increase in both income from the purchase and collection of medical claims and management fees. The 43% increase in income from the purchase and collection of medical claims of $488,000 in 2002 was due to (i) additional collections services that are now being provided to existing clients and (ii) $120,000 due to the change in the accounting estimate related to the timing of revenue as set forth in Note 3.

The increase in management fees of $507,000 (55%) in 2002, was a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Management fees were also generated from the management of a finance client's physical therapy practice. These fees are net of billing adjustments of $83,000. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Costs and expenses from continuing operations increased by $17,000 (1%) to $3,294,000 in 2002. The increase was due to increases of $227,000 in the medical division and $22,000 in depreciation and amortization, offset by decreases of $182,000 in the real estate division and $50,000 in corporate expenses and other.

The decrease in costs and expenses in the real estate division in 2002 were due to a decrease in the amount of properties sold in 2002, which results in a decrease in the cost of sales. The decrease was also due to a reduction of operating expenses in 2002, after a portion of the Hunter property was sold during the first quarter of the current fiscal year.

The increase in costs and expenses in the medical division was due to an increase in expenses of $266,000 that are related to the management of two finance client's medical practices, offset by a decrease of $39,000 in medical receivable expenses. The 27% increase in medical management expenses in 2002 are related to the 55% increase in revenues for the same period. The 3% decrease in medical receivable expenses in 2002 as compared to its increase in revenues was primarily due to the cost of increasing the infrastructure in 2001 in anticipation of the new clients that were eventually obtained. The Company now has an improved infrastructure, which includes better trained employees, computer systems and office facilities that can handle further increases of revenue without substantial increases in expenses. In addition, the Company has also been more selective in the bill purchasing process, which results in a minimal amount of bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances and establishes a reserve deemed adequate to cover potential losses.

The decrease in corporate expenses and other of $50,000 in 2002 is primarily due to reductions in professional fees, reallocations of a greater portion of executive salaries to the medical division and a reduction in shareholder reporting expenses. The increase in depreciation and amortization of $22,000 in 2002 is attributable to increased capital expenditures in the medical financing division. Interest expense in 2002 was $62,000, an increase of $29,000 from 2001. The increase was attributable to the debt that was incurred to finance the purchase of additional medical claims receivable and an MRI machine in the medical division.

Spin-off expenses decreased by $209,000 in 2002 to $-0-, due to the one time only charge in 2001 of the distribution of MFC stock to FRM's shareholders and the registration of MFC's common stock.

Income from discontinued operations decreased by $399,000 to $-0- in 2001, due to the gain of $381,000 from the sale of the Wendcello subsidiary in the quarter ended August 31, 2000.

For the reasons described above, most notably, (i) the settlement of the Goshen receivables resulting in the realization of $745,000 of deferred income, (ii) the continuing increases in revenues in the medical division, which are substantially greater than increases in expenses and (iii) the elimination of spin-off expenses, the Company recorded net income from continuing operations of $808,000 for the year ended February 28,2002 as compared to a loss of $1,149,000 for the year ended February 28, 2002.

YEAR ENDED FEBRUARY 28, 2001 COMPARED TO YEAR ENDED FEBRUARY 29, 2000

The Company's revenues from continuing operations increased by $76,000 or 3%, for the year ended February 28, 2001 ("2001") to $2,359,000 from $2,283,000 for the year ended February 29, 2000 ("2000"). The increase was a result of an increase in the medical division, offset by decreased revenues in the real estate division.

Revenue in the real estate division decreased in 2001 by $946,000, to $304,000 from $1,250,000 in 2000. The decrease in revenue was due to a decrease of $822,000 in the sales of real estate in 2001 as compared to 2000. Rental income decreased by $18,000 in 2001 because rent is no longer being received on the properties that were sold during 2001 and 2000. The $106,000 decrease in 2001 in interest from mortgages was attributable to a decrease in accrued interest income on the mortgage receivable from the property located in Goshen, NY. Interest was no longer being accrued on this mortgage because the annual interest payment that was due in February 2000 had not been paid.

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

Interest expense in 2001 was $33,000, a decrease of $9,000 from $42,000 in 2000. The decrease was attributable to the debt that was eliminated in 2000 when a portion of the proceeds from the sale of the Wendclark subsidiary was used to repay debt, offset by new debt incurred in the last two quarters of 2001 used to finance the purchase of medical claims receivable and acquisition, by capital lease, of an MRI machine. Interest income increased by $10,000, from $15,000 in 2000 to $25,000 in 2001. The increase was due to the investment of a portion of the proceeds from the sale of Wendcello in June 2000.

Expenses related to the distribution of MFC stock to FRM's shareholders and the registration of MFC's common amounted to approximately $209,000. These expenses primarily consist of professional fees, filing costs, printing and shareholder communications. These expenses are a one-time only charge, most of which were incurred in the last quarter of fiscal 2001 and did not continue in fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's two continuing business activities and discontinued operations during the year ended February 28, 2002 resulted in an increase of cash in the amount of $1,054,000. The Company expects continued growth of its medical division based on its on-going negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and the related party credit line. Additional funds may be provided by additional asset-based borrowing facilities and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the two years ended February 28, 2002. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages. Further development of this property, at any significant cost, is expected to be funded by the sale of property in Hunter or asset-based financing.

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

Cash provided by operations in 2002 was $356,000, as compared to $567,000 being used in 2001. The $923,000 increase in cash in 2002 was due to the elimination of operating losses in 2002, offset by fluctuations in operating assets and liabilities (including net assets of discontinued operations) primarily caused by timing differences.

Cash provided by investing activities was $872,000 in 2002 as compared with $13,000 being used in 2001. The net increase of $885,000 was primarily due to the collection of the Goshen receivables of $1,315,000 and by a $1,250,000 net increase in funds from collections in the medical division, offset by the proceeds of $1,575,000 from the sale of the Wendcello subsidiary in 2001 and a $97,000 increase in capital expenditures. The increase in capital expenditures is primarily due to the Company's decision to invest in technology that will support the Company's expected growth. This technology, which includes document imaging equipment and software (included in assets acquired under capital leases), the internal development of a more efficient collections program and the purchase of new computers needed to run these programs. The investment in this technology will decrease the time required to perform collection tasks to a fraction of the time required under the old systems. The Company's labor intensive services are now more efficient due to these capital expenditures.

Net cash used by financing activities was $173,000 in 2002 as compared with $283,000 being provided in 2001. The $456,000 increase in the use of cash in 2002 was due to $49,000 of net repayments in 2002, as compared to $212,000 of net borrowings in 2001 and the sale of equity to minority interests of $100,000 in 2001 and the repurchase of those minority interests for $100,000 in 2002.

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

None

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2002. Such information is incorporated herein by reference and made a part hereof.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)      FINANCIAL STATEMENTS:

Index to Consolidated Financial Statements and Schedules......................   F-1
Report of Holtz Rubenstein & Co., LLP.........................................   F-2
Report of Ernst & Young, LLP..................................................   F-3
Consolidated Balance Sheets - February 28, 2002 and 2001......................   F-4
Consolidated Statements of Operations -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.....   F-6
Consolidated Statements of Stockholders' Equity -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.....   F-7
Consolidated Statements of Cash Flows -
   Years ended February 28, 2002, February 28, 2001 and February 29, 2000.....   F-8
Notes to Consolidated Financial Statements....................................   F-9

(2)      FINANCIAL STATEMENT SCHEDULES:

Schedule II          -  Valuation and Qualifying Accounts.....................  F-30
Schedule III         -  Real Estate and Accumulated Depreciation..............  F-31
Schedule IV          -  Mortgage Loans on Real Estate.........................  F-32

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)      EXHIBITS:

All exhibits are incorporated herein by reference to Amendment No. 3 to Form 10 dated January 17, 2001.

Exhibit
Number      Description
------      -----------
 3.01       Certificate of Incorporation of the Company.
 3.03       Amended By-Laws of the Company.
 5.01       Opinion of Tanner Propp, LLP
21.01       A list of subsidiaries of the Company.

(b)         REPORTS ON FORMS 8-K

The Company filed Form 8K on September 10, 2001 and December 5, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2002.

                                                           MFC DEVELOPMENT CORP.

                                                       By: /S/ VICTOR BRODSKY
                                                           ---------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 23, 2002.

Signature                                                Title
---------                                                -----


   /S/ LESTER TANNER                         President and Director
------------------------------------         (Principal Executive Officer)
Lester Tanner


   /S/ ALLAN KORNFELD                        Chairman of the Board
------------------------------------
Allan Kornfeld


   /S/ DAVID MICHAEL                         Director
------------------------------------
David Michael


   /S/ VICTOR BRODSKY                        Director
------------------------------------
Victor Brodsky


   /S/ ANDERS STERNER                        Director
------------------------------------
Anders Sterner

                     MFC Development Corp. and Subsidiaries

                   Index to Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules

This Index................................................................  F-1
Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets --
   As of February 28, 2002 and 2001.......................................  F-4
Consolidated Statements of Operations --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000..................................................  F-6
Consolidated Statements of Stockholders' Equity --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000..................................................  F-7
Consolidated Statements of Cash Flows --
   Years Ended February 28, 2002, February 28, 2001
   and February 29, 2000..................................................  F-8

Notes to Consolidated Financial Statements................................  F-9

Consolidated Financial Statement Schedules:
   II -- Valuation and Qualifying Accounts................................  F-30
   III -- Real Estate and Accumulated Depreciation........................  F-31
   IV -- Mortgage Loans on Real Estate....................................  F-32

The data required by all other schedules is either included in the financial statements or is not required.

                         Report of Independent Auditors



The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFC Development Corp., Inc. and its subsidiaries as of February 28, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended February 28, 2002. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the two years ended February 28, 2002. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 28, 2002 and 2001 and the consolidated results of their operations and their cash flows for the two years ended February 28, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the two years ended February 28, 2002, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                 /s/ HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
May 3, 2002

                         Report of Independent Auditors



The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended February 29, 2000 of MFC Development Corp., Inc. and its subsidiaries. Our audit also included the consolidated financial statement schedules listed in the Index at Item 14 (a) for the year ended February 29, 2000. These financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and consolidated financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MFC Development Corp., Inc. and its subsidiaries for the year ended February 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedules for the year ended February 29, 2000, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           /s/ ERNST & YOUNG LLP

New York, New York
May 8, 2000, except for
Note 1, as to which the date is
September 25, 2000

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                        FEBRUARY 28,  FEBRUARY 28,
                                                           2002          2001
                                                        --------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $1,338,214     $  284,073
  Mortgage and notes receivable - current                   31,822         29,093
  Finance & management receivables, net                  4,136,126      4,520,319
  Other current assets                                     149,713        134,361
                                                        -------------------------
Total current assets                                     5,655,875      4,967,846
                                                        -------------------------

Property and equipment:
  Property and equipment, at cost                          790,169        550,386
  Less accumulated depreciation and amortization           298,545        195,744
                                                        -------------------------
                                                           491,624        354,642
                                                        -------------------------

Other assets:
  Real estate held for development and sale                625,713        439,153
  Mortgage and notes receivable                            943,970      3,123,590
  Accrued interest receivable - related party mortgage          --        321,150
  Loans receivable                                         196,417        142,840
  Other                                                     61,769         87,817
                                                        -------------------------
Total other assets                                       1,827,869      4,114,550
                                                        -------------------------

Total assets                                            $7,975,368     $9,437,038
                                                        =========================

See accompanying notes.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                                   FEBRUARY 28,     FEBRUARY 28,
                                                                       2002             2001
                                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $   287,890      $   403,707
  Current portion of notes payable, including $160,000 in 2002
    payable to a related party                                         225,153           57,050
  Due to finance customers                                           1,697,879        2,214,938
  Income taxes payable                                                   3,424            6,967
  Other current liabilities                                                 --           21,007
                                                                   -----------------------------
Total current liabilities                                            2,214,346        2,703,669
                                                                   -----------------------------

Other liabilities:
  Notes payable, including $110,000 in 2002 and $258,000
    in 2001 payable to a related party                                 158,654          316,982
  Deferred Income                                                      850,000        2,407,311
  Other                                                                 45,000               --
                                                                   -----------------------------
Total other liabilities                                              1,053,654        2,724,293
                                                                   -----------------------------

Minority interest in subsidiary                                          5,000          101,794
                                                                   -----------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                       --               --
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares                           1,800            1,800
  Capital in excess of par value                                     5,968,420        5,968,420
  Accumulated deficit                                               (1,254,553)      (2,062,938)
                                                                   -----------------------------
                                                                     4,715,667        3,907,282
  Less treasury stock, at cost - 10,000 shares at February 28,
    2002 and -0- shares at February 28, 2001                           (13,299)              --
                                                                   -----------------------------
  Total stockholders' equity                                         4,702,368        3,907,282
                                                                   -----------------------------

Total liabilities and stockholders' equity                         $ 7,975,368      $ 9,437,038
                                                                   =============================


See accompanying notes.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                FEBRUARY 28,     FEBRUARY 28,     FEBRUARY 29,
                                                                   2002             2001             2000
                                                                ----------------------------------------------
REVENUES
  Gain on sale of real estate                                   $   815,288      $        --      $        --
  Sale of real estate                                                50,000          119,000          941,000
  Rental income                                                      99,246           93,639          111,264
  Interest from mortgages                                           152,189           91,621          197,864
  Income from the purchase
    and collections of medical receivables                        1,616,787        1,128,849        1,033,139
  Medical management service fees                                 1,432,984          926,014               --
                                                                ----------------------------------------------
  Total income                                                    4,166,494        2,359,123        2,283,267
                                                                ----------------------------------------------

COSTS AND EXPENSES
  Real estate                                                       253,574          435,966        1,211,711
  Medical receivables                                             1,376,644        1,416,420        1,533,127
  Medical management services                                     1,260,230          994,035               --
  Corporate expenses and other                                      299,595          349,470          452,234
  Depreciation and amortization                                     104,261           81,449           61,726
                                                                ----------------------------------------------
  Total costs and expenses                                        3,294,304        3,277,340        3,258,798
                                                                ----------------------------------------------

Income (loss) from operations                                       872,190         (918,217)        (975,531)
                                                                ----------------------------------------------

Other income (expense):
  Interest income                                                    25,901           24,904           14,801
  Interest expense                                                  (62,060)         (33,037)         (42,437)
  Spin-off expenses                                                      --         (209,187)              --
  Minority interest in net income of subsidiary                     (14,040)          (2,850)              --
                                                                ----------------------------------------------
                                                                    (50,199)        (220,170)         (27,636)
                                                                ----------------------------------------------

Income (loss) from continuing operations before
  provision for income taxes                                        821,991       (1,138,387)      (1,003,167)

Provision for income taxes                                           13,606           10,936           14,328
                                                                ----------------------------------------------

Income (loss) from continuing operations                            808,385       (1,149,323)      (1,017,495)

Income from discontinued operations, net of taxes
  (including gain on sale of subsidiary of $381,182 for the
   year ended February 28, 2001 and $96,303 for the year
   ended February 29, 2000)                                              --          399,028          325,215
                                                                ----------------------------------------------
Net income (loss)                                               $   808,385      $  (750,295)     $  (692,280)
                                                                ==============================================

Earnings (loss) per common share:
  Earnings (loss) from continuing operations                    $      0.45      $     (0.64)     $     (0.56)
  Income from discontinued operations                                    --             0.22             0.18
                                                                ----------------------------------------------
Basic and diluted earnings (loss) per common share              $      0.45      $     (0.42)     $     (0.38)
                                                                ==============================================

Number of shares used in computation of basic and
  diluted earnings per share                                      1,792,662        1,807,261        1,816,462
                                                                ==============================================

See accompanying notes

                     MFC Development Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                      RETAINED
                                                      ADDITIONAL      EARNINGS                              TOTAL      COMPREHENSIVE
                                    COMMON STOCK       PAID-IN      (ACCUMULATED    TREASURY STOCK      STOCKHOLDERS'      INCOME
                                  SHARES     AMOUNT    CAPITAL        DEFICIT)     SHARES     AMOUNT      EQUITY          (LOSS)
                                ----------------------------------------------------------------------------------------------------
Balance, February 28, 1999      1,816,462   $ 1,816   $ 5,996,739   $  (620,363)        --   $     --   $ 5,378,192
  Net (loss)                           --        --            --      (692,280)        --         --      (692,280)     $(692,280)
                                                                                                                         ---------
  Comprehensive (loss)                 --        --            --            --         --         --            --      $(692,280)
                               ------------------------------------------------------------------------------------      ==========
Balance, February 29, 2000      1,816,462     1,816     5,996,739    (1,312,643)        --         --     4,685,912
  Purchase and retirement of
    treasury stock                (16,462)      (16)      (28,319)           --         --         --       (28,335)
  Net (loss)                           --        --            --      (750,295)        --         --      (750,295)     $(750,295)
                                                                                                                         ---------
  Comprehensive (loss)                 --        --            --            --         --         --            --      $(750,295)
                               ------------------------------------------------------------------------------------      ==========
BALANCE, FEBRUARY 28, 2001      1,800,000     1,800     5,968,420    (2,062,938)        --         --     3,907,282
  PURCHASE OF TREASURY STOCK           --        --            --            --     10,000    (13,299)      (13,299)
  NET INCOME                           --        --            --       808,385         --         --       808,385      $ 808,385
                                                                                                                         ---------
  COMPREHENSIVE INCOME                 --        --            --            --         --         --            --      $ 808,385
                               ------------------------------------------------------------------------------------      ==========
BALANCE, FEBRUARY 28, 2002      1,800,000   $ 1,800   $ 5,968,420   $(1,254,553)   $10,000   $(13,299)  $ 4,702,368
                               ====================================================================================

See accompanying notes

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED           YEAR ENDED           YEAR ENDED
                                                                          FEBRUARY 28,         FEBRUARY 28,         FEBRUARY 29,
                                                                              2002                 2001                 2000
                                                                          ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $   808,385          $  (750,295)         $  (692,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                            104,261               81,449               61,726
     Gain on sale of real estate held for development and sale                (16,376)              (1,872)             (48,621)
     Gain on sale of real estate                                             (815,288)                  --                   --
     Gain on sale of subsidiaries                                                  --             (381,182)             (96,303)
     Provision for bad debts and billing adjustments                          101,883              256,981              126,488
     Minority interest in net income of subsidiary                             14,040                2,850                   --
     Changes in operating assets and liabilities:
     Collections from sale of real estate held for development
           and sale, net of payment to participant                             50,000              119,000              845,304
     Additions to real estate held for development and sale                   (75,184)             (45,401)                  --
     Prepaid expenses, miscellaneous receivables and other assets             279,196              (22,193)             (13,423)
     Net assets of discontinued operations                                         --              (18,926)              29,354
     Accounts payable, accrued expenses and taxes                            (119,360)             191,624              (51,806)
     Other liabilities                                                         23,993                1,007              (43,671)
                                                                          ------------------------------------------------------
Net cash provided by (used in) operating activities                           355,550             (566,958)             116,768
                                                                          ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures & intangible assets                                     (182,231)             (85,622)            (136,466)
Finance and management receivables                                            282,310           (2,297,301)             373,672
Due to finance customers                                                     (517,059)             812,392              (57,864)
Principal payments on notes receivable                                      1,342,518               26,597               24,318
Loan receivable                                                               (59,282)             (86,774)            (100,000)
Principal payments on loan receivable                                           5,705               42,315                1,619
Proceeds from sale of subsidiaries                                                 --            1,575,000              975,000
                                                                          ------------------------------------------------------
Net cash provided by (used in) investing activities                           871,961              (13,393)           1,080,279
                                                                          ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of notes payable                                                     150,000              678,000               96,779
Principal payments on notes payable                                          (199,237)            (465,593)            (955,430)
Sale of equity to minority interest                                                --              100,000                   --
Acquisition of minority interest shares                                      (100,000)                  --                   --
Distribution to minority interest                                             (10,834)              (1,056)                  --
Purchase of treasury stock                                                    (13,299)             (28,335)                  --
                                                                          ------------------------------------------------------
Net cash (used in) provided by financing activities                          (173,370)             283,016             (858,651)
                                                                          ------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        1,054,141             (297,335)             338,396
Cash and cash equivalents, beginning of year                                  284,073              581,408              243,012
                                                                          ------------------------------------------------------

Cash and cash equivalents, end of year                                    $ 1,338,214          $   284,073          $   581,408
                                                                          ======================================================

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                             $    61,909          $    15,830          $   120,935
                                                                          ======================================================
Income taxes paid                                                         $    18,097          $    17,916          $    19,011
                                                                          ======================================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases                                      $    59,012          $   117,689          $        --
                                                                          ======================================================


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

On August 31, 2000, FRM filed Form 8-K with the Securities and Exchange Commission, which disclosed that FRM contemplated distributing on or about November 30, 2000, to its shareholders on the record date one share of MFC common stock for each one share of FRM's 1,800,000 shares of outstanding common stock at the close of business on November 1, 2000, (the record date). On January 16, 2001, MFC filed a Form 10, as amended, to register its common stock and on January 23, 2001, 1,800,000 shares of MFC were distributed to FRM's shareholders.

The consolidated financial statements of MFC include Medical Financial Corp., PSI Capital Corp. and its 99% owned subsidiary (80% through November 8, 2001), FRM NY Capital LLC, Yolo Capital Corp. and its subsidiary Highlands Pollution Control Corp., Yolo Equities Corp., Nexus Garden City LLC, FRM Court Street LLC, Nexus Borough Park LLC, Wendcello Corp. ("Wendcello"), and Wendclark Corp. ("Wendclark"). Wendclark was sold May 14, 1999 and Wendcello was sold on June 20, 2000.

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

2. BASIS OF PRESENTATION

BUSINESS ACTIVITIES OF THE COMPANY

The Company operates in two distinct industries consisting of real estate and medical financing. On May 23, 2000, the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000, the Company completed the sale. As a result of that sale and the sale of the Wendclark subsidiary in May 1999, the food service segment has been classified as discontinued operations.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


2. BASIS OF PRESENTATION (CONTINUED)

BUSINESS ACTIVITIES OF THE COMPANY (CONTINUED)

The real estate business is conducted by the Company through various subsidiaries. It owns real estate in New York, which is currently held for development and sale, and holds a mortgage on a real estate parcel in Connecticut.

The medical financing business is conducted through Medical Financial Corp., which purchases insurance claims receivable of medical practices and provides certain services to those practices. During fiscal 2000, three subsidiaries were formed to provide additional management services to certain medical practices.

In addition to the two operating divisions of the Company, a new division, Capco, was formed during the quarter ended November 30, 2000. Capco has not yet conducted the business for which it was formed. Capco operates through FRM N.Y. Capital LLC, a 99% majority owned subsidiary (80% through November 8, 2001) of PSI Capital Corp., a wholly owned subsidiary of the Company. This LLC was approved on November 30, 2000 as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco"). A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State, which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Statute creates a tax credit incentive mechanism to encourage investment of financial resources by insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

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

REVENUE RECOGNITION (CONTINUED)

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

Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary throughout the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to this fee whether or not the receivables are collectible. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, an additional $120,000 was included in revenue during the year ended February 28, 2002.

Medical Management Service Fees: Three subsidiaries provide additional management services to certain medical practices. Management fees are billed to these medical practices monthly in amounts that are relative to the expenses and services provided by the Company for that month. The accrual method of accounting is used to record all management service fees.

RECEIVABLES

MORTGAGE AND NOTES RECEIVABLE

Mortgages and notes receivable result from the sale of real estate. These receivables bear interest and are recorded at face value, less unamortized discount.

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

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES (CONTINUED)

The Company purchases the net collectible value of medical insurance claims on a limited recourse basis. Net collectible value is the amount that the insurance companies will pay based on established fee schedules used by insurance companies. The net collectible value is often less than the face value of the claim due to the difference in billing rates between the established fee schedules and what the medical practice ordinarily would bill for a particular procedure. The Company is only responsible to collect the fee scheduled amount. If any amounts are collected in excess of the purchased amount and the Company's fee, that amount will be applied to the client's loan balance. Finance receivables are reported at their outstanding unpaid principal balances, reduced by any charge-off or valuation allowance and net of unearned revenues. The recourse basis is limited to the extent any receivables purchased by the Company are disputed. Such receivables are deemed to be invalid and are substituted or repaid at the end of the contractual period. The Company is still entitled to the collection of its fees from customers regardless of whether or not the underlying accounts receivable are collectible. Performance of these receivables are personally guaranteed by the owner of the practice and/or the principals of the related management companies.

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

DEPRECIATION AND AMORTIZATION

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

            Furniture and fixtures                                    7 years
            Computer, medical and transportation equipment            5 years

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

EARNINGS PER SHARE

Earnings per common share for each of the three years ended February 28, 2002, are calculated by dividing net income by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable. As of February 28, 2002, the Company had $575,000 and $117,000 of cash in two of its accounts and $380,000 in an uninsured money market fund.

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 28, 2002, fees earned from four medical providers were 18%, 16%, 14% and 12% of earned fees. For the year ended February 28, 2001, fees earned from four medical providers were 19%, 13%, 11% and 11% of earned fees. For the year ended February 29, 2000, fees earned from four medical providers were 23%, 14%, 13% and 12% of earned fees. As of February 28, 2002, claims receivable from two insurance companies comprised 20% and 10% of total finance receivables. As of February 28, 2001, claims receivable from one insurance company comprised 15% of total finance receivables.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 4).

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. For the years ended February 28, 2002, February 28, 2001 and February 29, 2000 advertising expense totaled approximately $1,000, $5,000, and $20,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a sale.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and estimated fair values of financial instruments are summarized as follows:


                                                        FEBRUARY 28,                          FEBRUARY 28,
                                                            2002                                  2001
                                                -------------------------------------------------------------------
                                                 CARRYING          ESTIMATED           CARRYING          ESTIMATED
                                                  AMOUNT           FAIR VALUE           AMOUNT           FAIR VALUE
                                                -------------------------------------------------------------------
 ASSETS
 Cash and cash equivalents                      $1,338,214         $1,338,214         $  284,073         $  284,073
 Mortgage and notes receivable                     975,792            975,792          3,152,683          3,152,683
 Finance receivables                             4,136,126          4,136,126          4,520,319          4,520,319

 LIABILITIES
 Accounts payable and accrued expenses,
   income taxes payable, due to finance
   customers and other liabilities               2,034,193          2,034,193          2,646,619          2,646,619
 Notes payable                                     383,807            383,807            374,032            374,032



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

DISCONTINUED OPERATIONS

The following are significant accounting policies that only effect discontinued operations:

Revenue Recognition: The accrual method of accounting was used to record all food service income.

Depreciation and Amortization: Depreciation of property and equipment was provided by application of the straight-line method over estimated useful lives as follows:

            Land improvements                                 15 years
            Restaurant equipment and furniture                 7 years
            Computer equipment                                 5 years

Amortization of leasehold improvements were provided by the application of the straight-line method over the shorter of their estimated useful lives or the terms of the related leases ranging from 10 to 22 years.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DISCONTINUED OPERATIONS (CONTINUED)

Leasehold Costs: The Company capitalized the applicable leasehold costs related to acquiring the leases for its various restaurants and amortized them over the terms of the applicable leases ranging from 10 to 20 years.

Technical Assistance Fees: Technical assistance fees represented initial franchise fees paid to Wendy's International at the inception of each franchised location and were amortized on a straight-line basis over the term of the related franchises, ranging from 15 to 20 years.

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

ACCOUNTING FOR THE TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES

The Company adopted Statement No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective April 1, 2001. The adoption of this Statement has not had any material effect on the Company's results of operations or financial position.

OTHER ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. Statement No. 141 is effective for the Company July 1, 2001. Statement No. 142 will be effective for the Company March 1, 2002. In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal periods beginning

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ACCOUNTING PRONOUNCEMENTS (CONTINUED)

after December 15, 2001 and interim periods within those fiscal years. Statement No. 144 establishes an accounting model for impairment or disposal of long-lived assets including discontinued operations. The Company is currently evaluating the impact of Statement Nos. 141, 142, 143 and 144. The Company does not believe that these pronouncements will have a material effect on the financial statements.

4. REAL ESTATE ACTIVITIES

SALE OF REAL ESTATE

GOSHEN, NEW YORK

The Company acquired its property in Goshen, New York through the foreclosure of two mortgages it held. During fiscal years 1997 and 1996, the Company sold all of the 165 lots of the property for $2,499,350. This transaction and the related note receivable was with Windemere Pines at Goshen, Inc. ("Windemere"), a part of the Windemere Group of construction companies, in which Jed Schutz is an officer, director and shareholder. Mr. Schutz is also a shareholder of MFC and FRM and was a director of FRM until May 1999. It is management's opinion that this transaction would be at the same terms had the parties not been related.

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

In August 2001, the Company entered into an agreement with Windemere regarding the mortgage receivable and debenture on the property located in Goshen, New York (together the "Goshen Receivables"). Under the terms of the agreement, Windemere satisfied the Goshen Receivables by payments of $167,500 on August 16, 2001 and $1,507,500 on November 14, 2001, which included principal and accrued interest, resulting in the realization of $745,000 of deferred income related to the original sale of the property.

Interest income from this transaction (principal amount of note receivable was $2,310,000) was $63,075, $-0-, and $103,950 for the years ended February 28,
2002, February 28, 2001 and February 29, 2000. The terms of the note called for an annual payment of interest of $30,000. The payment for fiscal 2000 was not paid, which resulted in the suspension of accruing interest from December 1, 1999 through May 31, 2002. There was no allowance for loss because the market value of the collateral, less costs to sell, was greater than the carrying amounts of the related notes receivable and accrued interest receivable. As part of the

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

GOSHEN, NEW YORK (CONTINUED)

original Goshen investment that was foreclosed in 1991, there were co-investors who invested a total of $75,000 along with the Company's investment of $575,000. The proceeds from the settlement were first allocated to the reimbursement of costs that were incurred by the Company to carry and maintain the Goshen property for the period from foreclosure through settlement (June 1991 through November 2001). Due to the excess of these costs over the proceeds received during that period, the Company is not liable for any distributions to the co-investors. The co-investors are currently disputing the calculation of these costs. The Company believes that the resolution of this dispute will not have any material effect on future results of operations.

OTHER REAL ESTATE SALES

The Company sold various other properties, including the property in Brookfield, Connecticut and eight condominium units in Hunter, New York, during the three years ended February 28, 2002 for various amounts as part of the operations of the real estate division.

In each of January 2001 and May 2001, the land for eight unbuilt condominium units in Hunter, New York was sold to a related party, Eastern Mountain Properties, LLC, which is 45% owned by Dr. Anne-Renne Testa, who is the wife of Lester Tanner, a director, president and shareholder of the Company. Each parcel of land was sold for $50,000, which approximated the fair market value of the property, based on a bid for the same amount from an unrelated party, which was acceptable to the Company, but was later withdrawn. The Company realized a gain of $16,000 from the sale of each property.

MORTGAGES AND NOTES RECEIVABLE

Mortgages and notes receivable, arising from the sale of real estate, consist of the following:

                                                                          FEBRUARY 28,
                                                                   2002                 2001
                                                               ---------------------------------
         Granby, Connecticut (Real Estate Operator)            $   975,792          $ 1,004,885
         Goshen, New York (Construction Company)
           (Net of unamortized discount of $162,202)                    --            2,147,798
                                                               ---------------------------------
                                                                   975,792            3,152,683
         Less current portion                                      (31,822)             (29,093)
                                                               ---------------------------------
                                                               $   943,970          $ 3,123,590
                                                               =================================

These mortgages and notes have various terms for payments of principal and interest and are collateralized by the underlying real estate. The Granby mortgage bears interest at 9% and matures as follows:

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

MORTGAGES AND NOTES RECEIVABLE (CONTINUED)

                  YEAR ENDING FEBRUARY 28,
                  2003                                 $ 31,822
                  2004                                   34,807
                  2005                                   38,072
                  2006                                   41,644
                  2007                                   45,550
                  Thereafter                            783,897
                                                       --------
                                                       $975,792
                                                       ========

As of February 28, 2002 and 2001, except for the Goshen interest payment mentioned above, all notes receivable were performing.

The Granby note receivable is being used as collateral for a line of credit. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Granby property. As of February 28, 2002, the balance due to co-investors was $39,000. Until the obligation as discussed in "Deferred Income" is satisfied, no accrual is being provided for amounts due to co-investors.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The following properties are included in real estate held for development and sale:

                                                     FEBRUARY 28,
                                                2002              2001
                                             ---------------------------
         Hunter, New York                    $ 625,713         $ 584,153
         Less due to co-investors on
           property previously sold                 --          (145,000)
                                             ---------------------------
                                             $ 625,713         $ 439,153
                                             ===========================

The Hunter property is located at the base of Hunter Mountain in Greene County, New York. This property includes approximately 80 acres of undeveloped land, a hotel site, a clubhouse with a recreational facility, an office building and a sewage treatment plant that serves the development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties.

DEFERRED INCOME

The Company sold an office building in Granby, Connecticut during fiscal 1996 but leased back a portion of the space, which was then sub-leased to a third party through August 31, 2002. The Company remains obligated on that lease for the period from September 1, 2002 through February 28, 2006 for rental payments aggregating $1,482,194. As a result, $850,000

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. REAL ESTATE ACTIVITIES (CONTINUED)

DEFERRED INCOME (CONTINUED)

of the gain recorded on the sale in fiscal 1998, representing the present value of these rental payments, was deferred. To the extent that payments are not made on this obligation, and income is realized, a liability may be incurred to co-investors as discussed in the mortgages notes receivable section, above.

Deferred income consists of the following:

                                                            FEBRUARY 28,
                                                      2002               2001
                                                   -----------------------------
                  Granby, CT                       $  850,000         $  850,000
                  Goshen, NY                               --          1,557,311
                                                   -----------------------------
                  Total                            $  850,000         $2,407,311
                                                   =============================


5. FINANCE RECEIVABLES, NET

Net finance and management receivables consist of the following:


                                                                    FEBRUARY 28,
                                                             2002                 2001
                                                         ---------------------------------
         Gross finance receivables                       $ 3,882,913          $ 4,831,507
         Allowance for credit losses                        (252,535)            (233,345)
         Deferred finance income                            (224,231)            (457,736)
                                                         ---------------------------------
         Net finance receivables                           3,406,147            4,140,426
                                                         ---------------------------------

         Gross management receivables                      1,048,796              616,017
         Allowance for billing adjustments                  (318,817)            (236,124)
                                                         ---------------------------------
         Net management receivables                          729,979              379,893
                                                         ---------------------------------

         Finance and management receivables, net         $ 4,136,126          $ 4,520,319
                                                         =================================


Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

There is approximately $1,390,000 of additional collateral consisting of finance receivables that is past the contractual collection period and written off, but not yet uncollectible.

These receivables are collateral for a line of credit (see Note 8).

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                       FEBRUARY 28,
                                                                  2002             2001
                                                                -------------------------
         Leasehold improvements                                 $ 73,587         $ 52,902
         Computer equipment                                      328,734          233,830
         Medical equipment                                        84,281           47,670
         Equipment under capital leases                          244,072          185,060
         Other equipment and furniture                            59,495           30,924
                                                                -------------------------
                                                                 790,169          550,386
         Less accumulated depreciation and amortization          298,545          195,744
                                                                -------------------------
         Property and equipment, net                            $491,624         $354,642
                                                                =========================

As of February 28, 2002 and 2001, accumulated amortization of equipment under capital leases was $78,030 and $46,922.

For the years ended February 28, 2002, February 28, 2001 and February 29, 2000, depreciation expense, which includes amortization under capital leases, was $104,621, $81,449 and $61,726.

7.  LOANS RECEIVABLE

In February 2000, one of the Company's subsidiaries entered into an agreement to provide management services to a finance client's radiology practice. These services include operating an MRI facility that the Company leases from a third party. In February 2000, the Company entered into an additional agreement to pay the prior operator ("the manager") of the MRI facility a management fee of 50% of the positive cash flow from the services derived from that facility, in exchange for the continuation of his management and business development services. The remainder of the cash flow is retained by the Company. As part of this agreement, the Company agreed to administer the repayment of certain debts of the manager from various sources of funds that are due to him. The Company may, in its discretion, advance cash to meet the schedule of payments if the source of funds is insufficient to do so. These advances bear interest at the rate of prime plus 2%, with a minimum rate of 12%. The outstanding balances on this loan at February 28, 2002 and 2001 were $196,417 and $142,840.

8. NOTES PAYABLE

Notes payable include the following:

                                                     FEBRUARY 28,
                                                2002             2001
                                              -------------------------
         Related party credit lines           $270,000         $258,000
         Capital lease obligations             113,807          116,032
                                              -------------------------
                                               383,807          374,032
         Less current maturities               225,153           57,050
                                              -------------------------
         Long-term debt                       $158,654         $316,982
                                              =========================

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

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by an officer, director and shareholder of the Company. The line, under which there was an outstanding balance of $270,000 at February 28, 2002 and $258,000 at February 28, 2001, permits borrowing through October 31, 2002. Interest is calculated at a rate of 15% per annum (12% effective April 1, 2002). Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. By mutual consent of both parties, $160,000 of the amount of the note was prepaid subsequent to February 28, 2002. There were no commitment fees paid in connection with this line of credit.

The line has a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the second mortgage receivable in Granby, Connecticut and certain purchased insurance claims receivable of Medical Financial Corp., which are not older than six months equal to at least 222% of the principal sum outstanding under the line.

In addition to the above related party credit lines, the Company borrowed and repaid the following two related party loans during the three years ended February 28, 2002:

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

Interest expense on these related party borrowings for the years ended February 28, 2002, February 28, 2001 and February 29, 2000 was $50,305, $20,639 and
$36,184.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $6,430 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

Aggregate maturities of the amount of notes payable and capital leases at February 28, 2002 are as follows:

                                                                CAPITAL
                                               NOTES             LEASE
         Year ending February 28,             PAYABLE         OBLIGATIONS        TOTAL
                                              ------------------------------------------
         2003                                 $262,000         $ 75,953         $337,953
         2004                                    8,000           35,722           43,722
         2005                                       --           18,247           18,247
                                              ------------------------------------------
                                               270,000          129,922          399,922
         Amount representing interest               --           16,115           16,115
                                              ------------------------------------------
         Total (a)                            $270,000         $113,807         $383,807
                                              ==========================================

(a) -- Total capital lease obligations represent present value of minimum lease payments.

9. MINIMUM OPERATING LEASE COMMITMENTS

In March 2000, one of the Company's subsidiaries in the medical division signed a five year lease for premises for an MRI facility that will be used to provide management services for a radiology practice.

In April 2000, MFC signed a lease extension for its executive offices under a seven year lease expiring on February 28, 2007.

In April 2001, one of the Company's subsidiaries in the medical division signed a three year lease extension for premises that are used to provide management services for a medical practice that provides physical therapy and pain treatment.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


9. MINIMUM OPERATING LEASE COMMITMENTS (CONTINUED)

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

                  Year ending February 28:
                  2003                                              $   205,495
                  2004                                                  196,931
                  2005                                                  144,025
                  2006                                                   80,400
                  2007                                                   80,400
                                                                    -----------
                                                                    $   707,251
                                                                    ===========

For the years ended February 28, 2002, February 28, 2001 and February 29, 2000 rent expense totaled approximately $211,000, $172,000 and $85,000.

OTHER COMMITMENTS AND CONTINGENCIES

There are commitments and contingencies relating to the sale of real estate (see
Note 4).

10. STOCK OPTIONS

Each non-employee director who owns less than 5% of the Company's stock is annually granted a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. As of February 28, 2002, three directors had been issued options totaling 7,500 shares, expiring through July 19, 2006, at option prices ranging from $1.00 to $1.75 per share.

As allowed by SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option grants to board members. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The Company has determined that utilizing the fair value method of SFAS 123 would have an immaterial effect on its results of operations for all periods presented.

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


11. INCOME TAXES

The provision for income taxes consist of the following:

                               YEAR ENDED      YEAR ENDED      YEAR ENDED
                              FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                  2002            2001            2000
                              --------------------------------------------
         Current:
           Federal              $    --         $    --         $    --
           State                 13,606          10,936          14,328
                              --------------------------------------------
         Total current           13,606          10,936          14,328
                              --------------------------------------------

         Deferred:
           Federal                   --              --              --
           State                     --              --              --
                              --------------------------------------------
         Total deferred              --              --              --
                              --------------------------------------------

         Total                  $13,606         $10,936         $14,328
                              ============================================


MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which had no federal tax liability due to current and prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns. The gain on sale of real estate, resulting from the settlement of the Goshen receivables was included in taxable income of the Company's former parent in the years that the property was sold.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $3,585,000. These losses will be available for future years, expiring through February 29, 2020. During fiscal 2002, the Company utilized $146,000 of its Federal NOL carryforwards. The Company, however, has taken a 100% valuation allowance against Federal NOL carryforwards due to a history of operating tax losses and the uncertainty of continuing to generate taxable income in the foreseeable future.

Significant components of deferred tax assets (liabilities) were as follows:

                                           YEAR ENDED           YEAR ENDED           YEAR ENDED
                                          FEBRUARY 28,         FEBRUARY 28,         FEBRUARY 29,
                                              2002                 2001                 2000
                                          ------------------------------------------------------
         Tax loss carryforwards           $ 1,218,875          $   521,273          $   728,169
         Less valuation allowance          (1,218,875)            (521,273)            (728,169)
                                          ------------------------------------------------------
         Deferred tax assets              $        --          $        --          $        --
                                          ======================================================

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


11. INCOME TAXES (CONTINUED)

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                  FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                      2002           2001           2000
                                  ------------------------------------------
                                      % OF           % OF           % OF
                                     PRETAX         PRETAX         PRETAX
                                     INCOME         INCOME         INCOME
                                  ------------------------------------------
 Statutory federal income tax
   expense rate                       34.0%         (34.0)%        (34.0)%
 Permanent timing differences        (34.0)            --             --
 Valuation allowance against
   NOL carryforwards                    --           34.0           34.0
 State taxes, less federal
   tax effect                          1.6            1.0            1.4
                                  ------------------------------------------
                                       1.6%           1.0%           1.4%
                                  ==========================================

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

A summary of the results of discontinued operations for the food services division is as follows for the periods ended:

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements




12. DISCONTINUED OPERATIONS (CONTINUED)

                                                     YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                    FEBRUARY 28,        FEBRUARY 28,         FEBRUARY 29,
                                                        2002                2001                 2000
                                                    -----------------------------------------------------
 Operating revenues, including gain on
   sale of subsidiary of $381,182 for the
   year ended February 28, 2001 and
   $96,303 for the year ended February 29,
   2000                                             $        --         $ 3,714,425          $12,154,279
 Operating expenses                                          --           3,316,091           11,785,817
                                                    -----------------------------------------------------
 Income from operations                                      --             398,334              368,462
 Interest expense, net of interest (income)                  --              (1,774)              40,831
                                                    -----------------------------------------------------
 Income before income taxes                                  --             400,108              327,631
 Income taxes                                                --               1,080                2,416
                                                    -----------------------------------------------------
 Income from discontinued operations,
   net of taxes                                     $        --         $   399,028          $   325,215
                                                    =====================================================




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

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

13. BUSINESS SEGMENT INFORMATION (CONTINUED)

Business segment information follows:

                                                       REAL               MEDICAL
                                                      ESTATE             FINANCING              OTHER                TOTAL
                                                   ---------------------------------------------------------------------------
FEBRUARY 28, 2002
   Total revenue from external customers           $ 1,116,723          $ 3,049,771          $        --          $ 4,166,494
   Income (loss) from operations                       860,092              314,119             (302,021)             872,190
   Other expense (income), net                          (2,778)              41,829               11,148               50,199
   Income (loss) from continuing operations            862,870              272,290             (313,169)             821,991

   Assets - continuing                               1,677,406            5,122,948            1,175,014            7,975,368
   Assets - discontinued                                    --                   --                   --                   --
   Total assets                                      1,677,406            5,122,948            1,175,014            7,975,368

   Capital expenditures                                  2,833              235,505                2,905              241,243
   Depreciation and amortization                         3,057               98,778                2,426              104,261

FEBRUARY 28, 2001
   Total revenue from external customers           $   304,260          $ 2,054,863          $        --          $ 2,359,123
   Income (loss) from operations                      (138,277)            (430,470)            (349,470)            (918,217)
   Other expense (income), net                          (9,928)              21,944              208,154              220,170
   Income (loss) from continuing operations           (128,349)            (452,414)            (557,624)          (1,138,387)

   Assets - continuing                               4,078,447            5,242,092              116,499            9,437,038
   Assets - discontinued                                    --                   --                   --                   --
   Total assets                                      4,078,447            5,242,092              116,499            9,437,038

   Capital expenditures                                  4,322              201,189                  500              206,011
   Depreciation and amortization                         2,821               74,878                3,750               81,449

FEBRUARY 29, 2000
   Total revenue from external customers           $ 1,250,128          $ 1,033,139          $        --          $ 2,283,267
   Income (loss) from operations                        30,887             (554,184)            (452,234)            (975,531)
   Other expense (income), net                        (151,228)             178,864                   --               27,636
   Income (loss) from continuing operations            182,115             (733,048)            (452,234)          (1,003,167)

   Assets - continuing                               4,605,444            2,996,317                2,103            7,603,864
   Assets - discontinued                                    --                   --            1,174,892            1,174,892
   Total assets                                      4,605,444            2,996,317            1,176,995            8,778,756

   Capital expenditures                                  4,185              131,033                1,248              136,466
   Depreciation and amortization                         7,280               54,196                  250               61,726

                     MFC Development Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 14. SUPPLEMENTAL FINANCIAL INFORMATION
         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              QUARTER
                                                    -----------------------------------------------------------

                                                       FIRST           SECOND          THIRD           FOURTH          TOTAL
                                                    -----------     -----------     -----------     -----------     -----------
YEAR ENDED FEBRUARY 28, 2002:

Total revenue                                       $   782,029     $   926,082     $ 1,552,943     $   905,440     $ 4,166,494
                                                    -----------     -----------     -----------     -----------     -----------

Income (loss) from continuing operations                (43,777)         50,869         728,291          73,002         808,385

Income from discontinued operations                          --              --              --              --              --
                                                    -----------     -----------     -----------     -----------     -----------

Net income (loss)                                   $   (43,777)    $    50,869     $   728,291     $    73,002     $   808,385
                                                    ===========     ===========     ===========     ===========     ===========

Earnings (loss) per common share:
  Earnings (loss) from continuing operations        $     (0.02)    $      0.03     $      0.41     $      0.04     $      0.45
  Income from discontinued operations                        --              --              --              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Basic and diluted income (loss)
  per common share                                  $     (0.02)    $      0.03     $      0.41     $      0.04     $      0.45
                                                    ===========     ===========     ===========     ===========     ===========

Number of shares used in computation
  of basic and diluted earnings (loss) per share      1,797,863       1,790,000       1,790,000       1,790,000       1,792,662
                                                    ===========     ===========     ===========     ===========     ===========


YEAR ENDED FEBRUARY 28, 2001:

Total revenue                                       $   393,292     $   631,967     $   587,855     $   746,009     $ 2,359,123
                                                    -----------     -----------     -----------     -----------     -----------

(Loss) from continuing operations                      (343,752)       (369,181)       (193,696)       (242,694)     (1,149,323)

Income from discontinued operations,
  net of taxes (including gain on sale of
  subsidiary of $381,182 for the quarter
  ended August 31, 2000)                                  6,146         392,882              --              --         399,028
                                                    -----------     -----------     -----------     -----------     -----------

Net (loss) income                                   $  (337,606)    $    23,701     $  (193,696)    $  (242,694)    $  (750,295)
                                                    ===========     ===========     ===========     ===========     ===========

Loss (earnings) per common share:
  (Loss) from continuing operations                 $     (0.19)    $     (0.20)    $     (0.11)    $     (0.13)    $     (0.64)
  Income from discontinued operations                        --            0.22              --              --            0.22
                                                    -----------     -----------     -----------     -----------     -----------
Basic and diluted (loss) income
  per common share                                  $     (0.19)    $      0.02     $     (0.11)    $     (0.13)    $     (0.42)
                                                    ===========     ===========     ===========     ===========     ===========

Number of shares used in computation
  of basic and diluted loss per share                 1,816,462       1,812,347       1,800,000       1,816,462       1,807,261
                                                    ===========     ===========     ===========     ===========     ===========

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules


                                FEBRUARY 28, 2002


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

          COLUMN A                  COLUMN B                 COLUMN C                        COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------------------

                                                             ADDITIONS
                                                    ---------------------------
                                    BALANCE          CHARGED         CHARGED TO                               BALANCE
                                       AT            TO COSTS          OTHER                                     AT
                                   BEGINNING           AND            ACCOUNTS              ADDITIONS           END
        DESCRIPTION                OF PERIOD         EXPENSES         DESCRIBE             (DEDUCTIONS)      OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
FEBRUARY 29, 2000
 Allowance for credit losses       $   86,000       $  126,488       $       --            $       --        $  212,488
                                   ====================================================================================
 Valuation allowance-
   Deferred tax asset              $  558,228       $  169,941       $       --            $       --        $  728,169
                                   ====================================================================================

FEBRUARY 28, 2001
 Allowance for credit losses       $  212,488       $  256,981       $       --            $       --        $  469,469
                                   ====================================================================================
 Valuation allowance-
   Deferred tax asset              $  728,169       $       --       $       --            $ (206,896)       $  521,273
                                   ====================================================================================

FEBRUARY 28, 2002
 ALLOWANCE FOR CREDIT LOSSES       $  469,469       $  101,883       $       --            $       --        $  571,352
                                   ====================================================================================
 VALUATION ALLOWANCE-
   DEFERRED TAX ASSET              $  521,273       $       --       $       --            $  697,602        $1,218,875
                                   ====================================================================================

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules

                          YEAR ENDED FEBRUARY 28, 2002


SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

            COLUMN A               COLUMN B      COLUMN C           COLUMN D                COLUMN E
----------------------------------------------------------------------------------------------------------------
                                                               COST CAPITALIZED
                                             INITIAL COST TO      SUBSEQUENT         GROSS AMOUNT AT WHICH
                                                 COMPANY        TO ACQUISITION     CARRIED AT CLOSE OF PERIOD
                                             -----------------------------------------------------------------
                                                   BUILDINGS                               BUILDINGS
                                                      AND                                     AND
                                    ENCUM-          IMPROVE-  IMPROVE-  CARRYING           IMPROVE-
          DESCRIPTIONS             BRANCES   LAND    MENTS     MENTS      COST     LAND      MENTS      TOTAL
----------------------------------------------------------------------------------------------------------------
Partial investment in condominium
  development, Hunter, NY
                                   $     --  $ --  $ 467,560  $128,830  $ 62,946  $60,585  $ 565,128  $625,713
                                   -----------------------------------------------------------------------------
Total                              $     --  $ --  $ 467,560  $128,830  $ 62,946  $60,585  $ 565,128  $625,713
                                   =============================================================================

            COLUMN A                   COLUMN F      COLUMN G    COLUMN H    COLUMN I
---------------------------------------------------------------------------------------
                                                                              LIFE ON
                                                                               WHICH
                                                                           DEPRECIATION
                                                                             IN LATEST
                                                                              INCOME
                                     ACCUMULATED      DATE OF      DATE     STATEMENTS
          DESCRIPTIONS               DEPRECIATION  CONSTRUCTION  ACQUIRED  IS COMPUTED
---------------------------------------------------------------------------------------
Partial investment in condominium
  development, Hunter, NY
                                     $         --       --        2/29/96       N/A
                                   --------------
Total                                $         --
                                   ==============


The following is a reconciliation of the total amount at which real estate was carried for the years ended:

                                                  FEBRUARY 28,                    FEBRUARY 28,                   FEBRUARY 29,
                                                      2002                            2001                           2000
                                           --------------------------         ------------------------      ------------------------
Balance at beginning of period                             $  584,153                    $    655,880                    $1,497,443
Additions during period:
  Other acquisitions                       $       --                         $     --                      $     --
  Improvements, etc.                           75,183                           45,401                            --
  Capitalized carrying costs                       --          75,183               --         45,401          3,278          3,278
                                           --------------------------         ------------------------      ------------------------
                                                              659,336                         701,281                     1,500,721
Deductions during period:
  Cost of real estate sold                     33,623                          117,128                       844,841
                                           ----------                         --------                      --------
                                                               33,623                         117,128                       844,841
                                                           ----------                    ------------                    ----------
Balance at close of period                                 $  625,713                    $    584,153                    $  655,880
                                                           ==========                    ============                    ==========


The Federal Income Tax Basis of the Hunter property is $953,336.

                     MFC Development Corp. and Subsidiaries
                   Consolidated Financial Statement Schedules

                          YEAR ENDED FEBRUARY 28, 2002

SCHEDULE IV -- MORTGAGE LOANS ON REAL ESTATE

                    COLUMN A     COLUMN B  COLUMN C       COLUMN D       COLUMN E   COLUMN F     COLUMN G           COLUMN H
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   PRINCIPAL
                                                                                                                   AMOUNT OF
                                                                                                                 LOANS SUBJECT
                                             FINAL        PERIODIC                    FACE       CARRYING        TO DELINQUENT
                                 INTEREST  MATURITY        PAYMENT         PRIOR    AMOUNT OF   AMOUNT OF         PRINCIPAL OR
         DESCRIPTIONS              RATE      DATE           TERM           LIENS    MORTGAGES   MORTGAGES           INTEREST
---------------------------------------------------------------------------------------------------------------------------------
 Second Mortgage:
   Office building, Granby, CT      9%     03/08/17   9,863 per month   $2,436,759    975,792     975,792                 --
                                                                                    ---------------------------------------------
                                                                                    $ 975,792   $ 975,792              $  --
                                                                                    =============================================


The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

                                                      FEBRUARY 28,                  FEBRUARY 28,                 FEBRUARY 29,
                                                         2002                           2001                        2000
                                               -------------------------     --------------------------     -----------------------
Balance at beginning of period                                $3,152,683                     $3,179,280                  $3,203,598
Additions during period:
  New mortgage loans                           $       --                    $     --                       $     --
                                               ----------                    --------                       --------

                                                                      --                             --                          --
                                                              ----------                     ----------                  ----------
                                                               3,152,683                      3,179,280                   3,203,598
Deductions during period:
  Collection of principal                       1,342,518                      26,597                         24,318
  Other -- Settlement of Goshen Receivables       834,373                          --                             --
                                               ----------                    --------                       --------
                                                               2,176,891                         26,597                      24,318
                                                              ----------                     ----------                  ----------
Balance at close of period                                    $  975,792                     $3,152,683                  $3,179,280
                                                              ==========                     ==========                  ==========