Form 10-Q
period 2002-05-31
MFC DEVELOPMENT CORP
filed 2002-07-15
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: May 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-31667

                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       13-3579974
(State or other jurisdiction of incorporation               (I.R.S.Employer
             or organization)                              Identification No.)

271 NORTH AVENUE, NEW ROCHELLE, NY                               10801
(Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 636-3432

                                       N/A

        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at July 10, 2002: 1,790,000.

                              MFC DEVELOPMENT CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002




                                                                                            Page No.
PART I

         Item 1.  Financial Statements ............................................             2

         Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition ......................................................            13

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk ..............................................................            16


PART II

         Item 6.  Exhibits and reports on Form 8-K ................................            16

                     MFC Development Corp. and Subsidiaries

                   Index to Consolidated Financial Statements

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets -- May 31, 2002 (unaudited) and February 28, 2002 .........................  3
Consolidated Statements of Operations (unaudited)  -- Three months ended
May 31, 2002 and 2001..................................................................................  5
Consolidated Statement of Stockholders' Equity (unaudited) --
   Three months ended May 31, 2002 ....................................................................  6
Consolidated Statements of Cash Flows (unaudited) --
   Three months ended May 31, 2002 and 2001............................................................  7
Notes to Consolidated Financial Statements (unaudited).................................................  8

                     MFC Development Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                                   MAY, 31            FEBRUARY 28,
                                                                     2002                2002
                                                                  -----------         -----------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 765,598         $ 1,338,214
  Mortgage and notes receivable - current                              32,544              31,822
  Finance and management receivables, net                           4,533,106           4,136,126
  Other current assets                                                178,325             149,713
                                                                  -----------         -----------
Total current assets                                                5,509,573           5,655,875
                                                                  -----------         -----------

Property and equipment:
  Property and equipment, at cost                                     819,993             790,169
  Less accumulated depreciation and amortization                      330,644             298,545
                                                                  -----------         -----------
                                                                      489,349             491,624
                                                                  -----------         -----------

Other assets:
  Real estate held for development and sale                           626,713             625,713
  Mortgage and notes receivable                                       935,559             943,970
  Loans receivable                                                    211,603             196,417
  Other                                                               100,763              61,769
                                                                  -----------         -----------
Total other assets                                                  1,874,638           1,827,869
                                                                  -----------         -----------

Total assets                                                      $ 7,873,560         $ 7,975,368
                                                                  ===========         ===========


See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                     Consolidated Balance Sheets (continued)


                                                                                   MAY 31,            FEBRUARY 28,
                                                                                    2002                 2002
                                                                                 -----------          -----------
                                                                                 (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable and accrued expenses                                          $   256,546          $   287,890
  Current portion of notes payable, including $110,000 at May 31,
    2002 and $160,000 at February 28, 2002 payable to a related party                175,155              225,153
  Due to finance customers                                                         1,777,245            1,697,879
  Income taxes payable                                                                   724                3,424
                                                                                 -----------          -----------
Total current liabilities                                                          2,209,670            2,214,346
                                                                                 -----------          -----------

Other liabilities:
  Notes payable, including $-0- at May 31, 2002 and $110,000
    at February 28, 2002 payable to a related party                                   32,655              158,654
  Deferred income                                                                    850,000              850,000
  Other                                                                               42,000               45,000
                                                                                 -----------          -----------
Total other liabilities                                                              924,655            1,053,654
                                                                                 -----------          -----------

Minority interest in subsidiary                                                        5,000                5,000
                                                                                 -----------          -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value;
    Authorized - 2,000,000 shares;
    Issued and outstanding - 0 shares                                                     --                   --
  Common stock - $.001 par value;
    Authorized - 40,000,000 shares;
    Issued and outstanding -  1,800,000 shares                                         1,800                1,800
  Capital in excess of par value                                                   5,968,420            5,968,420
  Accumulated deficit                                                             (1,222,686)          (1,254,553)
                                                                                 -----------          -----------
                                                                                   4,747,534            4,715,667
  Less treasury stock, at cost - 10,000 shares                                       (13,299)             (13,299)
                                                                                 -----------          -----------
  Total stockholders' equity                                                       4,734,235            4,702,368
                                                                                 -----------          -----------
Total liabilities and stockholders' equity                                       $ 7,873,560          $ 7,975,368
                                                                                 ===========          ===========




See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)



                                                                        THREE MONTHS ENDED
                                                                              MAY 31,
                                                                    2002                    2001
                                                                -----------             -----------
Revenues
  Sale of real estate                                           $        --             $    50,000
  Rental income                                                      25,802                  23,410
  Interest from mortgages                                            21,859                  22,522
  Income from the purchase
    and collections of medical receivables                          411,356                 357,287
  Medical management service fees                                   507,522                 328,810
                                                                -----------             -----------
  Total income                                                      966,539                 782,029
                                                                -----------             -----------

COSTS AND EXPENSES

  Real estate                                                        54,719                  88,321
  Medical receivables                                               364,624                 344,105
  Medical management services                                       400,477                 282,477
  Corporate expenses and other                                       79,724                  71,548
  Depreciation and amortization                                      32,098                  25,021
                                                                -----------             -----------
  Total costs and expenses                                          931,642                 811,472
                                                                -----------             -----------

Income (loss) from operations                                        34,897                 (29,443)
                                                                -----------             -----------

Other income (expense):
  Interest income                                                     9,784                   5,331
  Interest expense                                                   (9,928)                (13,682)
  Minority interest in net income of subsidiary                          --                  (3,062)
                                                                -----------             -----------
                                                                       (144)                (11,413)
                                                                -----------             -----------

Income (loss) from operations before provision
  for income taxes                                                   34,753                 (40,856)
Provision for income taxes                                            2,886                   2,921
                                                                -----------             -----------
Net income (loss)                                               $    31,867             $   (43,777)
                                                                ===========             ===========
Earnings (loss) per common share:

  Basic and diluted earnings (loss) per common share            $      0.02             $     (0.02)
                                                                ===========             ===========


Number of shares used in computation of basic and
  diluted earnings per share                                      1,790,000               1,797,863
                                                                ===========             ===========



See notes to interim financial statements.

                    MFC Development Corp. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                    February 28, 2002 through May 31, 2002
                                 (unaudited)



                                                                 RETAINED                            TOTAL
                                                  ADDITIONAL     EARNINGS                            STOCK-        COMPRE-
                                 COMMON STOCK      PAID-IN     (ACCUMULATED     TREASURY STOCK      HOLDERS'       HENSIVE
                              SHARES     AMOUNT    CAPITAL        DEFICIT)     SHARES   AMOUNT      EQUITY         INCOME
                             ---------   ------   ----------    -----------    ------  --------   ----------       -------
Balance, February 28, 2002   1,800,000   $1,800   $5,968,420    $(1,254,553)   10,000  $(13,299)  $4,702,368
  Net income                        --       --           --         31,867        --        --       31,867       $31,867
                                                                                                                   -------
  Comprehensive income              --       --           --             --        --        --           --       $31,867
                             ---------   ------   ----------    -----------    ------  --------   ----------       =======
Balance, May 31, 2002        1,800,000   $1,800   $5,968,420    $(1,222,686)   10,000  $(13,299)  $4,734,235
                             =========   ======   ==========    ===========    ======  ========   ==========




See notes to interim financial statements.

                     MFC Development Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                         MAY 31,         MAY 31,
                                                                           2002            2001
                                                                       -----------      ---------
Cash flows from operating activities
Net income (loss)                                                      $    31,867      $ (43,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                          32,098         25,021
     Gain on sale of real estate held for development and sale                  --        (16,376)
     Provision for bad debts and billing adjustments                        21,280         21,176
     Minority interest in net income of subsidiary                              --          3,062
     Changes in operating assets and liabilities:
      Management receivables                                              (105,026)      (168,875)
      Collections from sale of real estate held for development
           and sale                                                             --         50,000
      Additions to real estate held for development and sale                (1,000)          (331)
      Prepaid expenses, miscellaneous receivables and other assets         (67,606)       (53,799)
      Accounts payable, accrued expenses and taxes                         (34,044)       (75,824)
      Other liabilities                                                     (3,000)        (1,311)
                                                                       -----------      ---------
Net cash used in operating activities                                     (125,431)      (261,034)
                                                                       -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures & intangible assets                                   (29,823)            --
Finance receivables                                                       (313,234)       534,415
Due to finance customers                                                    79,366       (477,481)
Principal payments on notes receivable                                       7,689          7,032
Loan receivable                                                            (15,186)       (13,498)
Principal payments on loan receivable                                           --          1,815
                                                                       -----------      ---------
Net cash (used in) provided by investing activities                       (271,188)        52,283
                                                                       -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of notes payable                                                       --         50,000
Principal payments on notes payable                                       (175,997)       (14,401)
Distribution to minority interest                                               --         (1,835)
Purchase of treasury stock                                                      --        (13,299)
                                                                       -----------      ---------
Net cash (used in) provided by financing activities                       (175,997)        20,465
                                                                       -----------      ---------

Net decrease in cash and cash equivalents                                 (572,616)      (188,286)
Cash and cash equivalents, beginning of period                           1,338,214        591,408
                                                                       -----------      ---------

Cash and cash equivalents, end of period                               $   765,598      $ 403,122
                                                                       ===========      =========

ADDITIONAL CASH FLOW INFORMATION
Interest paid                                                          $    12,201      $  13,057
                                                                       ===========      =========
Income taxes paid                                                      $     8,432      $  11,887
                                                                       ===========      =========


See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2002; results of operations for the three months ended May 31, 2002 and 2001; cash flows for the three months ended May 31, 2002 and 2001; and changes in stockholders' equity for the three months ended May 31, 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002. The consolidated balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The medical financing business is conducted through (i) Medical Financial Corp., which purchases insurance claims receivable from medical practices and provides certain services to those practices; and (ii) three other subsidiaries which were formed to provide additional management services to certain medical practices.

3. CHANGE IN ACCOUNTING ESTIMATE

Purchase and Collection of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary throughout the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to this fee whether or not the receivables are

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3. CHANGE IN ACCOUNTING ESTIMATE (CONTINUED)

collected. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, there was no material difference in revenue during the three months ended May 31, 2002 as compared to the three months ended May 31, 2001.

4. FINANCE RECEIVABLES, NET

Net finance and management receivables consist of the following:

                                               MAY 31,       FEBRUARY 28,
                                                2002             2002
                                            -----------      -----------
Gross finance receivables                   $ 4,225,326      $ 3,882,913
Allowance for credit losses                    (255,349)        (252,535)
Deferred finance income                        (253,410)        (224,231)
                                            -----------      -----------
Net finance receivables                       3,716,567        3,406,147
                                            -----------      -----------

Gross management receivables                  1,153,822        1,048,796
Allowance for billing adjustments              (337,283)        (318,817)
                                            -----------      -----------
Net management receivables                      816,539          729,979
                                            -----------      -----------

Finance and management receivables, net     $ 4,533,106      $ 4,136,126
                                            ===========      ===========


Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

There is approximately $1,650,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 6).

5. REAL ESTATE HELD FOR DEVELOPMENT AND SALE

In May 2001, the land for eight unbuilt condominium units in Hunter, New York was sold to a related party, Eastern Mountain Properties, LLC, which is 45% owned by Dr. Anne-Renee Testa, who is the wife of Lester Tanner, a director, president and shareholder of the Company. The land was sold for $50,000, which approximated the fair market value of the property, based on a bid for the same amount from an unrelated party, which was acceptable to the Company, but was later withdrawn. The Company realized a gain of $16,000 from the sale of this property.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. NOTES PAYABLE

Notes payable include the following:

                                 MAY 31,    FEBRUARY 28,
                                  2002         2002
                                --------     --------
 Related party credit lines     $110,000     $270,000
 Capital lease obligations        97,810      113,807
                                --------     --------
                                 207,810      383,807
 Less current maturities         175,155      225,153
                                --------     --------
 Long-term debt                 $ 32,655     $158,654
                                ========     ========


In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also President of the Company. The line had an outstanding balance of $110,000 at May 31, 2002. The ability to borrow under the line expires on October 31, 2002. Interest is calculated at a rate of 12% per annum (15% prior to April 1, 2002). Monthly interest only payments are due through October 31, 2002. Commencing on December 1, 2002, monthly payments will be $34,000 per month plus interest, with a final payment of any outstanding balance at October 31, 2003, the maturity date. The credit line may only be prepaid on six months prior written notice. The Company, at the option of the lender, may be required to prepay up to an aggregate of 20% of the stated principal amount of the credit line on 30 days prior written notice. There were no commitment fees paid in connection with this line of credit.

The line is a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line is collateralized by the Granby second mortgage, and by certain insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 222% of the principal sum outstanding under the line.

Interest expense on this related-party borrowing for the three months ended May 31, 2002 and 2001 was $6,575 and $40,183.

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. NOTES PAYABLE (CONTINUED)

Aggregate maturities of the amount of notes payable and capital leases at May 31, 2002 are as follows:

                                               CAPITAL
                                    NOTES       LEASE
 Year ending February 28,          PAYABLE    OBLIGATIONS    TOTAL
                                  --------     --------     --------
 2003                             $110,000     $ 56,965     $166,965
 2004                                   --       35,722       35,722
 2005                                   --       18,247       18,247
                                  --------     --------     --------
                                   110,000      110,934      220,934
 Amount representing interest           --       13,124       13,124
                                  --------     --------     --------
 Total (a)                        $110,000     $ 97,810     $207,810
                                  ========     ========     ========


(a) -- Total capital lease obligations represent present value of minimum lease payments

7. COMMITMENTS AND CONTINGENCIES

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2002.

8. INCOME TAXES

The provision for income taxes consist of the following:

                   THREE MONTHS ENDED
                   MAY 31,    MAY 31,
                    2002       2001
 Current:
  Federal          $   --     $   --
  State             2,886      2,921
                   ------     ------
Total current       2,886      2,921
                   ------     ------
 Deferred:
  Federal              --         --
  State                --         --
                   ------     ------
Total deferred         --         --
                   ------     ------
Total              $2,886     $2,921
                   ======     ======

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. BUSINESS SEGMENT INFORMATION

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing, and (3) other. "Other" is comprised of corporate overhead and Capco, which is inactive. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the three months ended May 31, 2002 and 2001 follows:


                                                REAL           MEDICAL
                                               ESTATE         FINANCING        OTHER           TOTAL
                                             -----------      ----------     ---------      -----------
Three months ended May 31,

2002
   Total revenue from external customers     $    47,661      $  918,878     $      --      $   966,539
   Income(loss) from operations                   (7,562)        122,781       (80,322)          34,897
   Other expense (income), net                      (923)          2,450        (1,383)             144
   Income(loss) from operations before
     provision for income taxes                   (6,639)        120,331       (78,939)          34,753

   Total assets                                1,849,225       5,509,597       514,738        7,873,560

   Capital expenditures                               --          29,823            --           29,823
   Depreciation and amortization                     504          30,996           598           32,098

                                                                                                   2001
   Total revenue from external customers     $    95,932      $  686,097     $      --      $   782,029
   Income(loss) from operations                    6,322          36,381       (72,146)         (29,443)
   Other expense (income), net                        --           8,986         2,427           11,413
   Income(loss) from operations before
     provision for income taxes                    6,322          27,395       (74,573)         (40,856)

   Total assets                                3,927,588       4,812,548       122,036        8,862,172

   Capital expenditures                               --              --            --               --
   Depreciation and amortization                   1,289          23,134           598           25,021

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, a legislative change in insurance regulations would affect the future purchases of medical receivables, changes in the real estate and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2002 and 2001. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2002.

OVERVIEW

MFC presently generates revenues from two business segments: real estate and medical. The real estate segment consists of various parcels of real estate held for future development and sale, in which co-investors also have interests, and of a mortgage note receivable on a property that was previously sold. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

RESULTS OF OPERATIONS

2002 PERIOD COMPARED TO THE 2001 PERIOD

The Company's revenues from operations for the three months ended May 31, 2002 ("2002") was $967,000, an increase of $185,000 or 24% as compared to the three months ended May 31, 2001 ("2001"). The net increase was a result of an increase in the medical division, offset by a decrease in the real estate division.

Revenue in the real estate division decreased in 2002 by $48,000, to $48,000. The decrease was due the lack of real estate sales in 2002 as compared to 2001, when the Company recorded the sale of undeveloped land in Hunter, NY.

The $233,000 increase in revenues in the medical division was due to an increase in both income from the purchase and collection of medical claims, and in management fees. The 15% increase in income from the purchase and collection of medical claims of $54,000 in 2002 was due to additional collection services that are now being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The increase in management fees of $179,000 (54%) in 2002 was a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Beginning in April 2002, the Company began managing a second MRI facility for the same client. Management fees were also generated from the management of a finance client's physical therapy practice. These fees are net of billing adjustments of $18,000.

Costs and expenses from operations increased by $121,000 (15%) to $932,000 in 2002. The increase was due to increases of $139,000 in the medical division, $8,000 in corporate expenses and other, and $7,000 in depreciation and amortization, offset by a decrease of $33,000 in the real estate division.

The increase in costs and expenses in the medical division was due to an increase in expenses of $21,000 in medical receivable expenses, and of $118,000 related to the management of two finance clients' medical practices. The increase was primarily due to (i) an increase in employment costs of $19,000, due to annual salary increases and to the expansion of the sales and marketing department, and (ii) additional costs of $7,000 are related to the additional collection services that the Company now provides. The 6% increase in medical receivable expenses in 2002, as compared to its 15% increase in revenues reflect modifications and improvements in the Company's infrastructure, which include trained employees, improved computer systems, and office facilities, that can handle further increases of revenue without substantial increases in expenses. In addition, the Company has also been more selective in the bill-purchasing process, which results in reduced bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The 42% increase in medical management expenses in 2002 is related to the 54% increase in revenues for the same period. The Company incurred additional expenses due to growth in the management client's radiology practice. As expenses increase, the Company may bill more for the services it provides.

The decrease in costs and expenses in the real estate division in 2002 were due to a decrease in the amount of properties sold in 2001, which results in a decrease in the cost of sales.

The increase in corporate expenses and other of $8,000 in 2002 was primarily due to increases in executive salaries and shareholder reporting expenses. The increase in depreciation and amortization of $7,000 in 2002 is attributable to increased capital expenditures in the medical financing division. Net interest expense in 2002 was $-0-, a decrease of $8,000 from 2001. The decrease was attributable to interest earned from the collection of the proceeds of the Goshen receivables and the partial use of those proceeds to repay debt that was incurred to finance the purchase of additional medical claims receivable.

For the reasons described above (most notably the continuing increases in revenues in the medical division, which are greater than increases in expenses), the Company recorded net income of $32,000 for the three months ended May 31, 2002, a $76,000 increase as compared to a loss of $44,000 for the three months ended in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the three months ended May 31, 2002 resulted in a decrease of cash in the amount of $573,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and the related-party credit line. Additional funds may be provided by additional asset-based borrowing facilities, refinancing of assets under capital leases and the sale of real estate assets.

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

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing business, its company-wide working capital needs, and its expected investments in property and equipment. The Company intends to pace its growth in the medical division to its capacity to provide the funds internally and from its financing activities.

Cash used by operations in 2002 was $125,000, as compared to $261,000 in 2001. The $136,000 decrease in the use of cash in 2002 was due to the elimination of operating losses in 2002, a reduction of management receivables, and fluctuations in operating assets and liabilities primarily caused by timing differences, offset by a decrease in the collections from the sale of real estate.

Cash used by investing activities was $271,000 in 2002 as compared with the $52,000 provided in 2001. The increase in the use of cash in 2002 of $323,000 was primarily due to a $291,000 net increase in funds used to purchase medical claims receivable and a $30,000 increase in capital expenditures for computers and software projects. The technology that the Company has invested in has already decreased the time required to perform collection tasks to a fraction of the time required under the old systems. The Company's labor-intensive services are now more efficient because to these capital expenditures.

Net cash used by financing activities was $176,000 in 2002 as compared with the $20,000 provided in 2001. The $196,000 increase in the use of cash in 2002 was primarily due to $175,000 of debt repayments in 2002, as compared to $36,000 of net borrowings in 2001.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk arises principally from the interest rate risk related to certain of its receivables. Interest rate risk is a consequence of having fixed interest rate receivables in the Company's Real Estate and Medical Divisions. The Company is exposed to interest rate risk arising from changes in the level of interest rates.

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

                                                    MFC DEVELOPMENT CORP.

                                                    By: /S/ VICTOR BRODSKY
                                                       -------------------------
                                                                  Victor Brodsky
                                                              Vice President and
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




Date: July 10, 2002