Form 10-Q
period 2002-08-31
MFC DEVELOPMENT CORP
filed 2002-10-15
CIK 1125532

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to________

                         COMMISSION FILE NUMBER: 0-31667

                              MFC DEVELOPMENT CORP.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 13-3579974
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                      organization)

                    271 NORTH AVENUE, NEW ROCHELLE, NY 10801
               (Address of principal executive offices) (Zip Code)

                                 (914) 636-3432
              (Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ( ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at October 10, 2002: 1,790,000.

                              MFC DEVELOPMENT CORP.

                          QUARTERLY REPORT ON FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS........................................................................    2
         Consolidated Balance Sheets -- August 31, 2002 (Unaudited) and February 28, 2002...........    2
         Consolidated Statements of Operations (Unaudited) -- Six months and three months
           ended August 31, 2002 and 2001 ..........................................................    4
         Consolidated Statement of Stockholders' Equity -- February 28, 2002 through
            August 31, 2002 (Unaudited) ............................................................    5
         Consolidated Statements of Cash Flows (Unaudited)..........................................    6
         Notes to Consolidated Financial Statements (Unaudited).....................................    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.......   14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................   18

ITEM 4. CONTROLS AND PROCEDURES.....................................................................   18

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................   18

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
           Consolidated Balance Sheets -- August 31, 2002 (Unaudited)
                             and February 28, 2002

                                                        AUGUST 31,    FEBRUARY 28,
                                                          2002           2002
                                                       (UNAUDITED)
                                                       ----------    ----------
Assets
Current assets:

     Cash and cash equivalents                         $  246,917    $1,338,214
     Mortgage and notes receivable - current               33,281        31,822
     Finance and management receivables, net            5,108,884     4,136,126
     Other current assets                                 169,917       149,713
                                                       ----------    ----------
Total current assets                                    5,558,999     5,655,875
                                                       ----------    ----------

Property and equipment:
     Property and equipment, at cost                      857,641       790,169
     Less accumulated depreciation and amortization       366,854       298,545
                                                       ----------    ----------
                                                          490,787       491,624
                                                       ----------    ----------

Other assets:
     Real estate held for development and sale            666,363       625,713
     Mortgage and notes receivable                        926,957       943,970
     Loans receivable                                     227,252       196,417
     Other                                                146,276        61,769
                                                       ----------    ----------
Total other assets                                      1,966,848     1,827,869
                                                       ----------    ----------

Total assets                                           $8,016,634    $7,975,368
                                                       ==========    ==========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)

                                                                   AUGUST 31,       FEBRUARY 28,
                                                                      2002              2002
                                                                  (UNAUDITED)
                                                                 -----------     -----------
Liabilities and stockholders' equity
Current liabilities:
     Accounts payable and accrued expenses                       $   243,147     $   287,890
     Current portion of notes payable, including $-0- at
     August 31, 2002 and $160,000 at February 28, 2002
     payable to a related party                                      179,289         225,153
     Due to finance customers                                      1,909,578       1,697,879
     Income taxes payable                                              1,616           3,424
                                                                 -----------     -----------
Total current liabilities                                          2,333,630       2,214,346
                                                                 -----------     -----------

Other liabilities:
     Notes payable, including $-0- at August 31, 2002 and
     $110,000 at February 28, 2002 payable to a related party         27,686         158,654
     Deferred income                                                 850,000         850,000
     Other                                                            37,500          45,000
                                                                 -----------     -----------
Total other liabilities                                              915,186       1,053,654
                                                                 -----------     -----------

Minority interest in subsidiary                                        5,000           5,000
                                                                 -----------     -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock - $.001 par value;
         Authorized - 2,000,000 shares;
         Issued and outstanding - 0 shares                              --              --
     Common stock - $.001 par value;
         Authorized - 40,000,000 shares;
         Issued and outstanding -  1,800,000 shares                    1,800           1,800
     Capital in excess of par value                                5,968,420       5,968,420
     Accumulated deficit                                          (1,194,103)     (1,254,553)
                                                                 -----------     -----------
                                                                   4,776,117       4,715,667
     Less treasury stock, at cost - 10,000 shares                    (13,299)        (13,299)
                                                                 -----------     -----------
     Total stockholders' equity                                    4,762,818       4,702,368
                                                                 -----------     -----------
Total liabilities and stockholders' equity                       $ 8,016,634     $ 7,975,368
                                                                 ===========     ===========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited) --
                          Six months and three months
                         ended August 31,2002 and 2001

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                AUGUST 31,                    AUGUST 31,
                                                      -----------------------------------------------------------
                                                          2002           2001            2002         2001
                                                      -----------     -----------     -----------     -----------
REVENUES

     Sale of real estate                                     --              --              --       $    50,000
     Rental income                                         25,802          25,155          51,604          48,565
     Interest from mortgages                               21,733          57,012          43,592          79,534
     Income from the purchase and collections of
     medical receivables                                  516,456         456,052         927,812         813,339
     Medical management service fees                      581,974         387,863       1,089,496         716,673
                                                      -----------     -----------     -----------     -----------
     Total income                                       1,145,965         926,082       2,112,504       1,708,111
                                                      -----------     -----------     -----------     -----------

COSTS AND EXPENSES

     Real estate                                           60,553          57,588         115,272         145,909
     Medical receivables                                  446,546         356,158         811,170         700,263
     Medical management services                          477,857         345,317         878,334         627,794
     Corporate expenses and other                          93,583          73,380         173,307         144,928
     Depreciation and amortization                         36,209          25,057          68,307          50,078
                                                      -----------     -----------     -----------     -----------
     Total costs and expenses                           1,114,748         857,500       2,046,390       1,668,972
                                                      -----------     -----------     -----------     -----------

Income from operations                                     31,217          68,582          66,114          39,139
                                                      -----------     -----------     -----------     -----------

Other income (expense):
     Interest income                                        6,354           4,784          16,138          10,115
     Interest expense                                      (6,152)        (17,561)        (16,080)        (31,243)

     Minority interest in net income of subsidiary           --            (3,014)           --            (6,076)
                                                      -----------     -----------     -----------     -----------
                                                              202         (15,791)             58         (27,204)
                                                      -----------     -----------     -----------     -----------
Income from operations before provision for
income taxes                                               31,419          52,791          66,172          11,935
Provision for income taxes                                  2,836           1,922           5,722           4,843
                                                      -----------     -----------     -----------     -----------
Net income                                            $    28,583     $    50,869     $    60,450     $     7,092
                                                      ===========     ===========     ===========     ===========

Earnings per common share:
     Basic and diluted earnings per common share      $      0.02     $      0.03     $      0.03            --
                                                      ===========     ===========     ===========     ===========

     Number of shares used in computation of basic
     and diluted earnings per share                     1,790,000       1,790,000       1,790,000       1,795,282
                                                      ===========     ===========     ===========     ===========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
               Consolidated Statement of Stockholders' Equity --
             February 28, 2002 through August 31, 2002 (Unaudited)



                                                                       RETAINED                               TOTAL
                                                      ADDITIONAL      EARNINGS                                STOCK-      COMPRE-
                                    COMMON STOCK        PAID-IN     (ACCUMULATED      TREASURY STOCK          HOLDERS'    HENSIVE
                             SHARES          AMOUNT     CAPITAL       DEFICIT)      SHARES       AMOUNT       EQUITY      INCOME

Balance, February 28, 2002   1,800,000   $     1,800  $ 5,968,420   $(1,254,553)   10,000   $   (13,299)   $ 4,702,368
     Net income                   --            --           --          60,450      --            --           60,450   $60,450
                                                                                                                         -------
     Comprehensive income         --            --           --            --        --            --             --     $60,450
                             ---------   -----------  -----------   -----------    ------   -----------    -----------   =======
Balance, August 31, 2002     1,800,000   $     1,800  $ 5,968,420   $(1,194,103)   10,000   $   (13,299)   $ 4,762,818
                             =========   ===========  ===========   ===========    ======   ===========    ===========


See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                  AUGUST 31,     AUGUST 31,
                                                                                    2002           2001
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    60,450    $     7,092

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                                                   68,311         50,078
     Gain on sale of real estate held for development and sale                         --          (16,376)
     Provision for bad debts and billing adjustments                                 81,572        156,607
     Minority interest in net income of subsidiary                                     --            6,076
     Changes in operating assets and liabilities:
     Management receivables                                                        (195,642)          --
     Collections from sale of real estate held for development and sale                --           50,000
     Additions to real estate held for development and sale                         (40,650)          (331)
     Prepaid expenses, miscellaneous receivables and other assets                  (104,711)       107,552
     Accounts payable, accrued expenses and taxes                                   (46,551)      (186,652)
     Other liabilities                                                               (7,500)        (2,214)
                                                                                -----------    -----------
Net cash (used in) provided by operating activities                                (184,721)       171,832
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures & intangible assets                                            (67,474)       (35,581)
Finance receivables                                                                (858,688)       568,197
Due to finance customers                                                            211,699       (835,531)
Principal payments on notes receivable                                               15,554         14,220
Loan receivable                                                                     (30,835)       (30,462)
Principal payments on loan receivable                                                  --            5,705
                                                                                -----------    -----------

Net cash (used in) investing activities                                            (729,744)      (313,452)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of notes payable                                                           125,000        150,000
Principal payments on notes payable                                                (301,832)       (29,194)

Distribution to minority interest                                                      --           (4,856)
Purchase of treasury stock                                                             --          (13,299)
                                                                                -----------    -----------
Net cash (used in) provided by financing activities                                (176,832)       102,651
                                                                                -----------    -----------

Net decrease in cash and cash equivalents                                        (1,091,297)       (38,969)
Cash and cash equivalents, beginning of period                                    1,338,214        284,073
                                                                                -----------    -----------

Cash and cash equivalents, end of period                                        $   246,917    $   245,104
                                                                                ===========    ===========
ADDITIONAL CASH FLOW INFORMATION

Interest paid                                                                   $    18,355    $    29,368
                                                                                ===========    ===========
Income taxes paid                                                               $     8,432    $    11,887
                                                                                ===========    ===========

See notes to interim financial statements.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2002; results of operations for the six months and three months ended August 31, 2002 and 2001; cash flows for the six months ended August 31, 2002 and 2001; and changes in stockholders' equity for the six months ended August 31, 2002. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2002. The consolidated balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

3. CHANGE IN ACCOUNTING ESTIMATE (CONTINUED)

collected. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, there was no material difference in revenue during the six months ended August 31, 2002.

4. FINANCE RECEIVABLES, NET

Net finance and management receivables consist of the following:

                                           AUGUST 31,     FEBRUARY 28,
                                              2002            2002
                                          -----------    -----------
Gross finance receivables                 $ 4,765,663    $ 3,882,913
Allowance for credit losses                  (258,807)      (252,535)
Deferred finance income                      (248,293)      (224,231)
                                          -----------    -----------
Net finance receivables                     4,258,563      3,406,147
                                          -----------    -----------

Gross management receivables                1,244,438      1,048,796
Allowance for billing adjustments            (394,117)      (318,817)
                                          -----------    -----------
Net management receivables                    850,321        729,979
                                          -----------    -----------

Finance and management receivables, net   $ 5,108,884    $ 4,136,126
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

There is approximately $1,551,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

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

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

6. NOTES PAYABLE
Notes payable include the following:

                           AUGUST 31,   FEBRUARY 28,
                             2002         2002
                           --------     --------
Series A Bonds             $125,000         --
Related party credit lines     --        270,000
Capital lease obligations    81,975      113,807
                           --------     --------
                            206,975      383,807
Less current maturities     179,289      225,153
                           --------     --------
Long-term debt             $ 27,686     $158,654
                           ========     ========

In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $125,000 of Bonds outstanding at August 31, 2002. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2002 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to one of the bondholders.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also a director and President of the Company. By mutual consent of the Company and NWM, the line was terminated on August 31, 2002 and the then outstanding balance of $110,000 was paid in full. Interest was calculated at a rate of 12% per annum (15% prior to April 1, 2002). Monthly payments were made consisting only of interest. There were no commitment fees paid in connection with this line of credit.

The line was a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line was collateralized by the Granby second mortgage, and by certain insurance claims receivable purchased by Medical Financial Corp., which were not older than six months, equal to at least 222% of the principal sum outstanding under the line.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

6.  NOTES PAYABLE (CONTINUED)

Interest expense on this related-party borrowing for the six months ended August 31, 2002 and 2001 was $9,875 and $25,746.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $6,430 and have been capitalized at imputed interest rates of 10.00% to 16.72%.

Aggregate maturities of the amount of notes payable and capital leases at August 31, 2002 are as follows:

 Year ending February 28,                                          CAPITAL
                                                NOTES               LEASE
                                               PAYABLE            OBLIGATIONS           TOTAL
                                               --------           -----------          --------
 2003 (six months)                             $125,000             $37,977            $162,977
 2004                                                 -              35,722              35,722
 2005                                                 -              18,247              18,247
                                               --------           -----------          --------
                                                125,000              91,946             216,946
 Amount representing interest                         -               9,971               9,971
                                               --------           -----------          --------
 Total (a)                                     $125,000             $81,975            $206,975
                                               ========           ===========          ========

(a) Total capital lease obligations represent present value of minimum lease payments

7. COMMITMENTS AND CONTINGENCIES

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2002.

As part of the original Goshen investment that was foreclosed in 1991, there were co-investors who invested a total of $75,000 along with the Company's investment of $575,000. The proceeds from the settlement were first allocated to the reimbursement of costs that were incurred by the Company to carry and maintain the Goshen property for the period from foreclosure through settlement (June 1991 through November 2001). Due to the excess of these costs over the proceeds received during that period, the Company is not liable for any distributions to the co-investors. The co-investors are currently disputing the calculation of these costs. In August 2002, the co-investors commenced a lawsuit against the Company for the recovery of amounts they claim are due to them. The Company is defending their position and believes that the resolution of this lawsuit will not have any material effect on future results of operations.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

8. INCOME TAXES

The provision for income taxes consist of the following:

                       THREE MONTHS ENDED              SIX MONTHS ENDED
                            AUGUST 31,                     AUGUST 31,
                        2002           2001           2002           2001
                       ------         ------         ------         ------
Current:
    Federal            $ --           $ --           $ --           $ --
    State               2,836          1,922          5,722          4,843
                       ------         ------         ------         ------
Total current           2,836          1,922          5,722          4,843
                       ------         ------         ------         ------
Deferred:
    Federal              --             --             --             --
    State                --             --             --             --
                       ------         ------         ------         ------
Total deferred           --             --             --             --
                       ------         ------         ------         ------
Total                  $2,836         $1,922         $5,722         $4,843
                       ======         ======         ======         ======

9. SUBSEQUENT EVENT

Capital Lease Obligation

In October 2002, the Company acquired an additional MRI facility that it will use to manage a finance client's radiology practice. The purchase price of $90,000 was comprised of a down-payment of $15,833 and the assignment of a capital lease in the amount of $74,167 plus applicable tax. The terms of the lease call for 27 monthly payments $3,264, including interest at the rate of 10.9% per annum.

Rent Obligation

As discussed in Note 4 of the Company's Form 10-K for the year ended February 28, 2002, the Company sold an office building in Granby, Connecticut during fiscal 1996 but leased back a portion of the space, which was then sub-leased to a third party through August 31, 2002. The Company remains obligated on that lease for the period from September 1, 2002 through February 28, 2006 (the "Vacancy Period") for rental payments aggregating $1,482,194. As a result, $850,000 of the gain recorded on the sale in fiscal 1998, representing the present value of these rental payments, was deferred. Northwest Management Corp. ("NMC"), a shareholder of the Company, signed an agreement that it would indemnify the Company for any payments made during the Vacancy Period in exchange for keeping any profits if a sub-tenant pays more than the rent that the Company is obligated to pay. The president of NMC, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NMC shares, which are owned by his two children. On September 1, 2002, the Company became obligated for rental payments of $31,000 per month on that lease and has made two rental payments totaling approximately $62,000.

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

10. BUSINESS SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the six months and three months ended August 31, 2002 and 2001 follows:

                     MFC DEVELOPMENT CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

10. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                           REAL         MEDICAL
                                                          ESTATE       FINANCING        OTHER         TOTAL
                                                          ------       ---------        -----         -----
THREE MONTHS ENDED AUGUST 31,

2002

 Total revenue from external customers                  $   47,535    $1,098,430      $       -    $1,145,965
 Income (loss) from operations                             (13,520)      138,918        (94,181)       31,217
 Other expense (income), net                                     -           796           (998)         (202)
 Income (loss) from operations before provision
   for income taxes                                        (13,520)      138,122        (93,183)       31,419

 Capital expenditures                                            -        37,651              -        37,651
 Depreciation and amortization                                 502        35,109            598        36,209

2001

 Total revenue from external customers                  $   82,167    $  843,915      $       -    $  926,082
 Income (loss) from operations                              24,229       118,330        (73,977)       68,582
 Other expense (income), net                                     -        12,846          2,945        15,791
 Income (loss) from operations before provision
   for income taxes                                         24,229       105,484        (76,922)       52,791

 Capital expenditures                                            -             -              -             -
 Depreciation and amortization                               1,639        47,244          1,195        50,078

SIX MONTHS ENDED AUGUST 31,

2002

 Total revenue from external customers                  $   95,196    $2,017,308      $       -    $2,112,504
 Income (loss) from operations                             (21,082)      261,699       (174,503)       66,114
 Other expense (income), net                                  (923)        3,246         (2,381)          (58)
 Income (loss) from operations before provision
   for income taxes                                        (20,159)      258,453       (172,122)       66,172

 Total assets                                            1,729,277     5,774,719        512,638     8,016,634

 Capital expenditures                                            -        67,474              -        67,474
 Depreciation and amortization                               1,006        66,105          1,196        68,307

2001

 Total revenue from external customers                  $  178,099    $1,530,012      $       -    $1,708,111
 Income (loss) from operations                              30,551       154,711       (146,123)       39,139
 Other expense (income), net                                     -        21,832          5,372        27,204
 Income (loss) from operations before provision
   for income taxes                                         30,551       132,879       (151,495)       11,935

 Total assets                                            2,902,369     4,670,316        121,402     7,694,087

 Capital expenditures                                            -        35,581              -        35,581
 Depreciation and amortization                               1,639        47,244          1,195        50,078

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, a legislative change in insurance regulations would affect the future purchases of medical receivables, changes in the real estate and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 2002 and 2001. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2002.

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

RESULT OF OPERATIONS

2002 Period Compared to the 2001 Period

The Company's revenues from operations for the three months ended August 31, 2002 ("2002") was $1,146,000, an increase of $220,000 or 24% as compared to the three months ended August 31, 2001 ("2001"). The Company's revenues from operations for the six months ended August 31, 2002 ("2002") was $2,113,000, an increase of $405,000 or 24% as compared to the six months ended August 31, 2001 ("2001"). The net increases in both of the three and six month periods were a result of increase in the medical division, offset by decreases in the real estate division.

Revenue in the real estate division decreased by $34,000, to $48,000 in the three month period and decreased by $82,000, to $96,000 in the six month period. The decrease in the three month period was due to a $35,000 decrease in interest income from the Goshen mortgage that was settled in November 2001. The decrease in the six month period was due to (i) a $36,000 decrease in interest income from the Goshen mortgage and (ii) to the lack of real estate sales in 2002 as compared to 2001, when the Company recorded the sale of undeveloped land in Hunter, NY, during the first quarter.

The $254,000 and $487,000 increases in revenues in the medical division for the three month and six month periods ended in 2002 were due to increases in both income from the purchase and collection of medical claims and in management fees. The 13% and 14% increases in earned fees from the purchase and collection of medical claims of $60,000 and $115,000 in the three month and six month periods ended in 2002 were due to additional collection services that are now being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The increases in gross fees (before income deferrals) from the purchase and collection of medical claims was $107,000 and $182,000 in the three month and six month periods ended in 2002. The income that is derived from these purchases is deferred and recognized over the contractual collection period in proportion to the costs of collection, which is usually six months, resulting in an increase in deferred income that will be recognized in future periods. The increase in deferred income in both periods ended in 2002 was greater than the same periods in 2001, the result of which caused a decrease in earned fees during the three months and six month periods ended in 2002 as compared to same periods ended in 2001. The increase in claims purchased was attributable both to new clients and additional purchases from existing clients.

The increases in management fees of $194,000 (50%) and $372,000 (52%) for the three months and six months ended in 2002, were a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client's radiology practice. Beginning in April 2002, the Company began managing a second MRI facility for the same client. Management fees were also generated from the management of a finance client's physical therapy practice. These fees are net of billing adjustments of $57,000 and $75,000 for both of the three month and six month periods. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Costs and expenses from operations increased by $257,000 (30%) to $1,115,000 for the three months ended in 2002. During the six month period ended in 2002 costs and expenses from operations increased by $377,000 (23%) to $2,046,000. The increase for the three months ended in 2002 was due to increases of $2,000 in the real estate division, $224,000 in the medical division, $20,000 in depreciation and amortization and $11,000 in corporate expenses and other. The increase for the six month period ended in 2002 was due to increases of $362,000 in the medical division, $28,000 in corporate expenses and other, and $12,000 in depreciation and amortization, offset by a decrease of $31,000 in real estate.

The $2,000 increase in costs and expenses in the real estate division for the three month period ended in 2002 was due to an annual salary increase. The net decrease for the six month period ended in 2002 was due to a decrease in the amount of properties sold in 2002, which results in a decrease in the cost of sales.

The increase in costs and expenses in the medical division for the three month period was due to an increase of $91,000 in medical receivable expenses and an increase of $133,000 of expenses that are related to the management of two finance clients' medical practices. The increase for the six month period was due to an increase of $111,000 in medical receivable expenses and an increase in medical management expenses of $251,000.

The increases in medical receivable expenses for the three month and six month periods ended in 2002 were primarily due to (i) increases in employment costs, due to annual salary increases, the expansion of the sales and marketing department and new employees needed to provide the additional collection services that the Company now provides, (ii) new costs that are related to the additional collection services that the Company now provides and (iii) new banking fees that are related to client services. In addition, the Company has also been more selective in the bill-purchasing process, which results in reduced bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The 39% and 40% increase in medical management expenses for the three and six month periods are related to the 50% and 52% increases in revenues for the same periods. The Company incurred additional expenses due to growth in the management client's radiology practice. A portion of the increase was due to the managing of a second MRI. As expenses increase, the Company may bill more for the services it provides.

The increase in corporate expenses and other of $20,000 and $28,000 for the three and six month periods ended in 2002 are primarily due increases in executive salaries, accounting fees, director and officer liability insurance and shareholder reporting expenses. The increase in depreciation and amortization of $11,000 and $18,000 for the three and six month periods ended in 2002 is attributable to increased capital expenditures in the medical financing division. Net interest expense in for the three and six month periods ended in 2002 was $-0-, a decrease of $13,000 and $21,000 from 2001. The decrease was attributable to interest earned from the collection of the proceeds of the Goshen receivables and the partial use of those proceeds to repay debt that was incurred to finance the purchase of additional medical claims receivable.

For the reasons described above, the Company recorded net income from operations of $28,000 for the three months ended August 31, 2002 as compared to net income of $50,000 for the three months ended in 2001. For the same reasons, net income from operations for the six months ended August 31, 2002 was $61,000, as compared to net income of $7,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the six months ended August 31, 2002 resulted in a decrease of cash in the amount of $1,091,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and the issuance of additional Series A Bonds. Additional funds may be provided by additional asset-based borrowing facilities, refinancing of assets under capital leases and the sale of real estate assets.

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

As discussed in Note 9, the Company's obligation for rental payments of $31,000 per month is subject to indemnification by NMC for any payments made during the Vacancy Period. NMC is a shareholder of the Company . The president of NMC, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NMC shares, which are owned by his two children The Company does not expect any material effect on its liquidity as a result of this obligation.

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

Cash used by operations in 2002 was $185,000, as compared to $172,000 being provided in 2001. The $357,000 increase in the use of cash in 2002 was due to an increase in management receivables in 2002, and fluctuations in operating assets and liabilities primarily caused by timing differences, offset by a decrease in the collections from the sale of real estate.

Cash used by investing activities was $730,000 in 2002 as compared with the $313,000 used in 2001. The increase in the use of cash in 2002 of $417,000 was primarily due to a $379,000 net increase in funds used to purchase medical claims receivable and a $32,000 increase in capital expenditures for computers and software projects. The capital expenditures for technology continues the program begun last year, which has significantly decreased the time required to perform collection tasks.

Net cash used by financing activities was $177,000 in 2002 as compared with the $103,000 provided in 2001. The $280,000 increase in the use of cash in 2002 was primarily due to $177,000 of net debt repayments in 2002, as compared to $121,000 of net borrowings in 2001.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

None.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

None.

REPORTS ON FORM 8-K

None.

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

Dated: October 10, 2002




                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended August 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: October 10, 2002

By:      /S/ LESTER TANNER
   -----------------------
Lester Tanner
President and Chief Executive Officer


By:     /S/ VICTOR BRODSKY
   -----------------------
Victor Brodsky
Vice President and Chief Financial Officer

                                 CERTIFICATIONS

I, Lester Tanner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MFC Development Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 10, 2002

By:  /S/ LESTER TANNER
   -------------------
Lester Tanner
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Victor Brodsky, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MFC Development Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 10, 2002

By:  /S/ VICTOR BRODSKY
     ------------------

Victor Brodsky
Vice President and Chief Financial Officer