Form 10-Q
period 2002-11-30
MFC DEVELOPMENT CORP
filed 2003-01-14
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)

271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)

(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of the close of business on January 13, 2003, 1,780,075 shares of the issuer’s classes of common stock, par value of $.001per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
	2002	2002
Assets
Current assets:
Cash and cash equivalents	$ 200,425	$ 1,338,214
Mortgage and notes receivable - current	34,036	31,822
Finance and management receivables, net	5,436,019	4,136,126
Other current assets	164,867	149,713
Total current assets	5,835,347	5,655,875

Property and equipment:
Property and equipment, at cost	1,026,566	790,169
Less accumulated depreciation and amortization	405,522	298,545
	621,044	491,624

Other assets:
Real estate held for development and sale	843,537	625,713
Mortgage and notes receivable	918,159	943,970
Loans receivable	237,176	196,417
Investments in unconsolidated subsidiaries	100,000	-
Other	165,480	61,769
Total other assets	2,264,352	1,827,869

Total assets	$ 8,720,743	$ 7,975,368

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 30,	February 28,
	2002	2002
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$ 367,985	$ 287,890
Current portion of notes payable, including $25,000 at November 30,
2002 and $160,000 at February 28, 2002 payable to a related party	447,217	225,153
Due to finance customers	2,005,580	1,697,879
Income taxes payable	2,482	3,424
Total current liabilities	2,823,264	2,214,346

Other liabilities:
Notes payable, including $-0- at November 30, 2002 and $110,000
at February 28, 2002 payable to a related party	229,532	158,654
Deferred income	850,000	850,000
Other	33,000	45,000
Total other liabilities	1,112,532	1,053,654

Minority interest in subsidiary	5,000	5,000

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(1,174,099)	(1,254,553)
	4,796,121	4,715,667
Less treasury stock, at cost - 12,000 shares at November 30, 2002
and 10,000 shares at February 28, 2002	(16,174)	(13,299)
Total stockholders' equity	4,779,947	4,702,368

Total liabilities and stockholders' equity	$ 8,720,743	$ 7,975,368

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	November 30,		November 30,
	2002	2001	2002	2001
Revenues
Sale of real estate	$ -	$ -	$ -	$ 50,000
Gain on sale of real estate	-	745,288	-	745,288
Rental income	25,802	24,879	77,406	73,444
Interest from mortgages	21,505	50,624	65,097	130,158
Income from the purchase
and collections of medical receivables	505,753	411,166	1,433,565	1,224,505
Medical management service fees	624,038	320,986	1,713,534	1,037,659
Total income	1,177,098	1,552,943	3,289,602	3,261,054

Costs and expenses
Real estate	48,675	51,496	163,947	197,405
Medical receivables	453,451	339,527	1,264,621	1,039,790
Medical management services	530,654	320,721	1,408,988	948,515
Corporate expenses and other	74,222	64,332	247,529	209,260
Depreciation and amortization	43,192	26,571	111,499	76,649
Total costs and expenses	1,150,194	802,647	3,196,584	2,471,619

Income from operations	26,904	750,296	93,018	789,435

Other income (expense):
Interest income	7,038	6,105	23,176	16,220
Interest expense	(10,209)	(16,589)	(26,289)	(47,832)
Minority interest in net income of subsidiary	-	(7,964)	-	(14,040)
	(3,171)	(18,448)	(3,113)	(45,652)

Income from operations before provision
for income taxes	23,733	731,848	89,905	743,783
Provision for income taxes	3,729	3,557	9,451	8,400

Net income	$ 20,004	$ 728,291	$ 80,454	$ 735,383

Earnings per common share:
Basic and diluted earnings per common share	$ 0.01	$ 0.41	$ 0.04	$ 0.41

Number of shares used in computation of basic
and diluted earnings per share	1,789,665	1,790,000	1,789,889	1,793,534

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

				Retained			Total
			Additional	Earnings			Stock-	Compre-
	Common Stock		Paid-In	(Accumulated	Treasury Stock		holders'	hensive
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity	Income

Balance, February 28, 2002	1,800,000	$1,800	$5,968,420	$(1,254,553)	10,000	$(13,299)	$4,702,368
Purchase of treasury stock	-	-	-	-	2,000	(2,875)	(2,875)
Net income	-	-	-	80,454	-	-	80,454	80,454
Comprehensive income	-	-	-	-	-	-	-	$80,454
Balance, November 30, 2002	1,800,000	$1,800	$5,968,420	$(1,174,099)	12,000	$(16,174)	$4,779,947

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	November 30,	November 30,
	2002	2001
Cash flows from operating activities
Net income	$ 80,454	$ 735,383
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	111,499	76,649
Gain on sale of real estate held for development and sale	-	(16,376)
Gain on sale of real estate	-	(745,288)
Provision for bad debts and billing adjustments	187,530	118,018
Minority interest in net income of subsidiary	-	14,040
Changes in operating assets and liabilities:
Management receivables	(380,169)	(354,025)
Collections from sale of real estate held for development and sale	-	50,000
Additions to real estate held for development and sale, net of loan proceeds	(72,824)	(60,331)
Prepaid expenses, miscellaneous receivables and other assets	(123,387)	243,632
Accounts payable, accrued expenses and taxes	79,153	(192,290)
Other liabilities	(12,000)	26,993
Net cash (used in) provided by operating activities	(129,744)	(103,595)

Cash flows from investing activities
Capital expenditures & intangible assets	(137,741)	(77,252)
Finance receivables	(1,107,254)	915,150
Due to finance customers	307,701	(828,288)
Principal payments on notes receivable	23,597	1,334,998
Loan receivable	(40,759)	(44,689)
Principal payments on loan receivable	-	5,705
Investment in unconsolidated subsidiary	(25,000)	-
Net cash (used in) provided by investing activities	(979,456)	1,305,624

Cash flows from financing activities
Proceeds of notes payable	301,668	150,000
Principal payments on notes payable	(327,382)	(182,389)
Acquisition of minority interest shares	-	(100,000)
Distribution to minority interest	-	(10,834)
Purchase of treasury stock	(2,875)	(13,299)
Net cash provided by (used in) financing activities	(28,589)	(156,522)

Net (decrease) increase in cash and cash equivalents	(1,137,789)	1,045,507
Cash and cash equivalents, beginning of period	1,338,214	284,073
Cash and cash equivalents, end of period	$ 200,425	$ 1,329,580

Additional cash flow information
Interest paid	$ 27,714	$ 46,819
Income taxes paid	$ 8,432	$ 11,887

Noncash investing and financing activities
Assets acquired under capital leases	$ 98,656	$ -
Promissory note issued for the purchase of unconsolidated subsidiary	$ 75,000	$ -
Disbursement of construction loan	$ 145,000	$ -

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2002; results of operations for the nine months and three months ended November 30, 2002 and 2001; cash flows for the nine months ended November 30, 2002 and 2001; and changes in stockholders’ equity for the nine months ended November 30, 2002. For further information, refer to the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended February 28, 2002. The consolidated balance sheet at February 28, 2002 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Change in Accounting Estimate

Purchase and Collection of Medical Insurance Claims Receivable: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary throughout the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to this fee whether or not the receivables are collected. The total amount of revenue during the contractual period remains the same under both methods.

4. Finance Receivables, Net

Net finance and management receivables consist of the following:

	November 30,	February 28,
	2002	2002
Gross finance receivables	$ 5,000,946	$ 3,882,913
Allowance for credit losses	(262,265)	(252,535)
Deferred finance income	(235,010)	(224,231)
Net finance receivables	4,503,671	3,406,147

Gross management receivables	1,428,965	1,048,796
Allowance for billing adjustments	(496,617)	(318,817)
Net management receivables	932,348	729,979

Finance and management receivables, net	$ 5,436,019	$ 4,136,126

Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company’s net receivables to an amount that is equal to the assets of the client that are available for payment.

There is approximately $2,922,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 8).

5. Gain on Sale of Real Estate

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

6. Real Estate Held for Development and Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three condominium units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property  (see Note 8). The Company is capitalizing interest and loan acquisition costs during the construction period. For the nine months ended November 30, 2002, $10,000 of interest and loan acquisition costs were capitalized.

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

7. Investment in Unconsolidated Subsidiaries

In November 2002, the Company obtained a 25% and 33% equity interest in two Limited Liability Companies that together operate an MRI facility for a finance client's radiology practice. The acquisition cost was $100,000 which included a down-payment of $25,000 and a note in the amount of $75,000, which is secured by the Company's membership interest in the two Limited Liability Companies (see Note 8). The Company is accounting for these investments under the equity method.

8. Notes Payable

Notes payable include the following:

	November 30,	February 28,
	2002	2002
Series A Bonds	$ 275,000	$ -
Bank loans	169,852	-
Promissory note	75,000	-
Related party credit line	-	270,000
Capital lease obligations	156,897	113,807
	676,749	383,807
Less current maturities	447,217	225,153
Long-term debt	$ 229,532	$ 158,654

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $275,000 of Bonds outstanding at November 30, 2002. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of November 30, 2002 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to one of the bondholders. Another director and shareholder holds a $25,000 bond.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. As of November 30, 2002, the Company's borrowing on this loan was $145,000. The terms of the loan call for monthly payments of interest until the earlier of the loan being fully disbursed or June 1, 2003, at which time it converts into a 15 year term with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan is secured by the Hunter property and is guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

Bank Loan - Equipment: In September 2002, the Company obtained a $27,000 loan secured by certain existing computer equipment. This loan is for a term of 36 months with monthly payments of $916 for principal and interest at the rate of 14% per annum. There were no commitment fees paid in connection with this loan.

Promissory Note: In November 2002, the Company became obligated under a $75,000 note for a 25% and 33% equity interest in two Limited Liability Companies. The terms of the note call for 12 monthly payments, beginning in January 2003 of $6,455 for principal and interest at the rate of 6% per annum. The note is secured by the Company's membership interest in the two Limited Liability Companies.

Related Party Credit Line: In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC. ("NWM"), which is owned by a shareholder, who is also a director and President of the Company. By mutual consent of the Company and NWM, the line was terminated on August 31, 2002 and the then outstanding balance of $110,000 was paid in full. Interest was calculated at a rate of 12% per annum (15% prior to April 1, 2002). Monthly payments were made consisting only of interest. There were no commitment fees paid in connection with this line of credit.

The line was a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The line was collateralized by the Granby second mortgage, and by certain insurance claims receivable purchased by Medical Financial Corp., which were not older than six months, equal to at least 222% of the principal sum outstanding under the line.

Interest expense on this related-party borrowing for the nine months ended November 30, 2002 and 2001 was $9,875 and $40,183.

Capital Lease Obligations: The Company has acquired certain equipment under various capital leases expiring in 2004. The leases provide for monthly payments of principal and interest of $10,723 and have been capitalized at imputed interest rates of 10.00% to 19.04%.

Aggregate maturities of the amount of notes payable and capital leases at November 30, 2002 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2003 (three months)	$ 345,458	$ 31,867	$ 377,325
2004	30,561	87,238	117,799
2005	33,331	57,860	91,191
2006	30,638	-	30,638
2007	27,012	-	27,012
Thereafter	52,852	-	52,852
	519,852	176,965	696,817
Amount representing interest	-	20,068	20,068
Total (a)	$ 519,852	$ 156,897	$ 676,749

(a) Total capital lease obligations represent present value of minimum lease payments.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended		Six months ended
	November 30,		November 30,
	2002	2001	2002	2001
Current:
Federal	$ -	$ -	$ -	$ -
State	3,729	3,557	9,451	8,400
Total current	3,729	3,557	9,451	8,400

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total	$ 3,729	$ 3,557	$ 9,451	$ 8,400

10. Commitments and Contingencies

Rent Obligation

As discussed in Note 4 of the Company’s Form 10-K for the year ended February 28, 2002, the Company sold an office building in Granby, Connecticut during fiscal 1996 but leased back a portion of the space, which was then sub-leased to a third party through August 31, 2002. The Company remains obligated on that lease for the period from September 1, 2002 through February 28, 2006 (the "Vacancy Period"). As of November 30, 2002, the aggregate amount of rental payments is $1,211,418. As a result, $850,000 of the gain recorded on the sale in fiscal 1998 was deferred, representing the then present value of the total rental payments, which was $1,304,604 at the time. Northwest Management Corp. ("NMC"), a shareholder of the Company, signed an agreement that it would indemnify the Company for any payments made during the Vacancy Period in exchange for keeping any profits if a sub-tenant pays more than the rent that the Company is obligated to pay. The president of NMC, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NMC shares, which are owned by his two children. On September 1, 2002, the Company became obligated for rental payments of $31,000 per month on that lease and as of November 30, 2002, NMC has reimbursed the Company for all three rental payments it has paid, totaling approximately $93,000.

Litigation

As part of the original Goshen investment that was foreclosed in 1991, there were co-investors who invested a total of $75,000 along with the Company’s investment of $575,000. The proceeds from the settlement were first allocated to the reimbursement of costs that were incurred by the Company to carry and maintain the Goshen property for the period from foreclosure through settlement (June 1991 through November 2001). Due to the excess of these costs over the proceeds received during that period, the Company is not liable for any distributions to the co-investors. The co-investors are currently disputing the calculation of these costs. In August 2002, the co-investors commenced a lawsuit against the Company for the recovery of amounts they claim are due to them. The Company is defending its position and believes that the resolution of this lawsuit will not have any material effect on future results of operations.

Other

There are various commitments and contingencies relating to the sale of real estate as discussed in Note 4 of the Financial Statements included in Form 10-K for the year ended February 28, 2002.

11. Treasury Stock

On November 27, 2002, the Company mailed to its shareholders who own 99 or fewer shares of its common stock an offer to purchase the shares at $2.00 per share before January 8, 2003. The total number of shares owned by said small shareholders is less than 5% of the Company’s outstanding shares. The total amount of shares repurchased was 7,925, for a total amount of $15,850.

12. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company’s reportable segments include: (1) real estate, (2) medical financing, and (3) other. "Other" is comprised of corporate overhead and Capco, which is inactive. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the nine months and three months ended November 30, 2002 and 2001 follows:

	Real	Medical
	Estate	Financing	Other	Total
Three months ended November 30,

2002
Total revenue from external customers	$ 47,307	$ 1,129,791	$ -	$ 1,177,098
Income(loss) from operations	(1,872)	103,662	(74,886)	26,904
Other expense (income), net	164	3,095	(88)	3,171
Income(loss) from operations
before provision for income taxes	(2,036)	100,567	(74,798)	23,733

Capital expenditures	-	166,215	2,710	168,925
Depreciation and amortization	504	42,024	664	43,192

2001
Total revenue from external customers	$ 820,791	$ 732,152	$ -	$ 1,552,943
Income(loss) from operations	768,598	46,628	(64,930)	750,296
Other expense (income), net	(491)	11,362	7,577	18,448
Income(loss) from operations
before provision for income taxes	769,089	35,266	(72,507)	731,848

Capital expenditures	2,835	38,836	-	41,671
Depreciation and amortization	697	25,276	598	26,571

Nine months ended November 30,

2002
Total revenue from external customers	$ 142,503	$ 3,147,099	$ -	$ 3,289,602
Income(loss) from operations	(22,954)	365,361	(249,389)	93,018
Other expense (income), net	(759)	6,341	(2,469)	3,113
Income(loss) from operations
before provision for income taxes	(22,195)	359,020	(246,920)	89,905

Total assets	1,873,514	6,332,466	514,763	8,720,743

Capital expenditures	-	233,687	2,710	236,397
Depreciation and amortization	1,510	108,129	1,860	111,499

2001
Total revenue from external customers	$ 998,890	$ 2,262,164	$ -	$ 3,261,054
Income(loss) from operations	799,149	201,339	(211,053)	789,435
Other expense (income), net	(491)	33,194	12,949	45,652
Income(loss) from operations
before provision for income taxes	799,640	168,145	(224,002)	743,783

Total assets	1,566,975	4,668,826	1,243,242	7,479,043

Capital expenditures	2,835	74,417	-	77,252
Depreciation and amortization	2,336	72,520	1,793	76,649

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company’s future development plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company’s medical provider clients, a legislative change in insurance regulations would affect the future purchases of medical receivables, changes in the real estate and financial markets, and other risk factors described herein and in the Company’s reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company’s unaudited consolidated financial statements for the nine months and three months ended November 30, 2002 and 2001. The following should be read in conjunction with the Management’s Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2002.

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

RESULTS OF OPERATIONS

2002 Period Compared to the 2001 Period

The Company’s revenues from operations for the three months ended November, 2002 ("2002") was $1,177,000, a decrease of $376,000 or 24% as compared to the three months ended November 30, 2001 ("2001"). The Company’s revenues from operations for the nine months ended November 30, 2002 ("2002") was $3,290,000, an increase of $29,000 or 1% as compared to the nine months ended November 20, 2001 ("2001").  The net changes in both of the three and nine month periods were a result of increase in the medical division, offset by decreases in the real estate division.

Revenue in the real estate division decreased by $774,000, to $47,000 in the three month period and decreased by $856,000, to $142,000 in the nine month period. The decrease in the three month period was due to a $30,000 decrease in interest income from the Goshen mortgage that was settled in November 2001, which resulted in a $745,000 gain for that period. The decrease in the nine month period was due to (i) a $65,000 decrease in interest income from the Goshen mortgage and (ii) to the lack of real estate sales in 2002 as compared to 2001, when the Company recorded the gain on the settlement of the Goshen mortgage in the third quarter and the sale of undeveloped land in Hunter, NY, during the first quarter.

The $398,000 and $885,000 increases in revenues in the medical division for the three month and nine month periods ended in 2002 were due to increases in both income from the purchase and collection of medical claims and in management fees. The 23% and 17% increases in earned fees from the purchase and collection of medical claims of $95,000 and $209,000 in the three month and nine month periods ended in 2002 were due to additional collection services that are now being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The increases in gross fees (before income deferrals) from the purchase and collection of medical claims was $21,000 and $203,000 in the three month and nine month periods ended in 2002. The income that is derived from these purchases is deferred and recognized over the contractual collection period in proportion to the costs of collection, which is usually six months, resulting in an increase in deferred income that will be recognized in future periods. The increase in deferred income in the nine month period ended in 2002 was greater than the same period in 2001, the result of which caused a decrease in earned fees during the nine month period ended in 2002 as compared to same period ended in 2001. The increase in claims purchased was attributable both to new clients and additional purchases from existing clients.

The increases in management fees of $303,000 (94%) and $676,000 (65%) for the three months and nine months ended in 2002, were a result of the increase in management services that the Company provides to two of its finance clients. The Company operates an MRI facility that provides management services to a finance client’s radiology practice.  In November 2002, the Company acquired a second MRI facility and a 25% equity interest in a third facility that provide management services to the same client. Management fees were also generated from the management of a finance client’s physical therapy practice through October 2002. These fees are net of billing adjustments of $103,000 and $108,000 for both of the three month and nine month periods. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company’s net receivables to an amount that is equal to the assets of the client that are available for payment.

Costs and expenses from operations increased by $347,000 (43%) to $1,150,000 for the three months ended in 2002. During the nine month period ended in 2002, costs and expenses from operations increased by $725,000 (29%) to $3,197,000. The increase for the three months ended in 2002 was due to increases of $323,000 in the medical division, $10,000 in corporate expenses and other, and $16,000 in depreciation and amortization, offset by a decrease of $2,000 in the real estate division. The increase for the nine month period ended in 2002 was due to increases of $685,000 in the medical division, $39,000 in corporate expenses and other, and $34,000 in depreciation and amortization, offset by a decrease of $33,000 in the real estate division.

The net decrease of $33,000 for the nine month period ended in 2002 was due to a decrease in the amount of properties sold in 2002, which results in a decrease in the cost of sales, offset by an annual salary increase.

The increase in costs and expenses in the medical division for the three month period was due to an increase of $113,000 in medical receivable expenses and an increase of $210,000 of expenses that are related to the management of two finance clients’ medical practices. The increase for the nine month period was due to an increase of $225,000 in medical receivable expenses and an increase in medical management expenses of $460,000.

The increases in medical receivable expenses for the three month and nine month periods ended in 2002 were primarily due to (i) increases in employment costs, due to annual salary increases, the expansion of the sales and marketing department and new employees needed to provide the additional collection services that the Company now provides, (ii) new costs that are related to the additional collection services that the Company now provides and (iii) new banking fees that are related to client services. In addition, the Company has also been more selective in the bill-purchasing process, which results in reduced bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The 65% and 48% increase in medical management expenses for the three and nine month periods are related to the 94% and 65% increases in revenues for the same periods. The Company incurred additional expenses due to growth in the management client’s radiology practice. As expenses increase, the Company may bill more for the services it provides.

The increase in corporate expenses and other of $10,000 and $39,000 for the three and nine month periods ended in 2002 are primarily due to increases in executive salaries, accounting fees, director and officer liability insurance and shareholder reporting expenses. The increase in depreciation and amortization of $16,000 and $34,000 for the three and nine month periods ended in 2002 is attributable to increased capital expenditures in the medical financing division. Net interest expense for the three month period ended in 2002 was $3,000, a decrease of $7,000 from 2001. Net interest expense for the nine month period ended in 2002 was $3,000, a decrease of $29,000 from 2001.The decrease in both periods was attributable to interest earned from the collection of the proceeds of the Goshen receivables and the partial use of those proceeds to repay debt that was incurred to finance the purchase of additional medical claims receivable.

For the reasons described above, most notably, the decrease in gain on real estate of $745,000, the Company recorded net income from operations of $20,000 for the three months ended November 30, 2002 as compared to net income of $728,000 for the three months ended in 2001. For the same reasons, net income from operations for the nine months ended November 30, 2002 was $81,000, as compared to net income of $735,000 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s two business activities during the nine months ended November 30, 2002 resulted in a decrease of cash in the amount of $1,138,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and the issuance of additional Series A Bonds. Additional funds may be provided by additional asset-based borrowing facilities, refinancing of assets under capital leases and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the two years ended February 28, 2002. The Company’s real estate assets in Hunter, NY are owned free and clear of mortgages, except for the construction loan that is being used to finance the current condominium renovation. Further development of this property, at any significant cost, is expected to be funded by additional proceeds from the construction loan, other asset-based financing, the sale of condominiums under renovation or the sale of other property in Hunter.

As discussed in Note 10, the Company’s obligation for rental payments of $31,000 per month is subject to indemnification by NMC for any payments made during the Vacancy Period. NMC is a shareholder of the Company. The president of NMC, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NMC shares, which are owned by his two children. The Company does not expect any material effect on its liquidity as a result of this obligation. Currently, the Company has been reimbursed for all rental payments made.

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

Cash used by operations in 2002 was $129,000, as compared to $104,000 being used in 2001. The $26,000 increase in the use of cash in 2002 was due to an increase in management receivables in 2002, a decrease in the collections from the sale of real estate and fluctuations in operating assets and liabilities primarily caused by timing differences, offset by an increase in net income after adjustments for non cash items of depreciation, real estate gains and provision for bad debts and billing adjustments.

Cash used by investing activities was $979,000 in 2002 as compared with the $1,305,000 being provided in 2001. The increase in the use of cash in 2002 of $2,284,000 was primarily due to (i) $1,311,000 decrease in principal payments from notes receivable due to the settlement of the Goshen receivables in 2001, (ii) $886,000 net increase in funds used to purchase medical claims receivable, (iii) $25,000 down-payment for the equity interest of an additional MRI facility and (iv) $60,000 increase in capital expenditures for computers and software projects. The capital expenditures for technology continues the program begun last year, which has significantly decreased the time required to perform collection tasks.

Net cash used by financing activities was $29,000 in 2002 as compared with the $157,000 used in 2001. The $128,000 decrease in the use of cash in 2002 was primarily due to the repurchase of minority interests of $100,000 in 2001, distributions to minority interests and purchase of treasury stock in 2001.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed a form 8-K on December 2, 2002, notifying that on November 27, 2002, the Company mailed to its shareholders who own 99 or fewer shares of its common stock an offer to purchase the shares at $2.00 per share before January 8, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

January 13, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended November 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

January 13, 2003

/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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

January 13, 2003	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

January 13, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer