Form 10-K
period 2003-02-28
MFC DEVELOPMENT CORP
filed 2003-05-29
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

Commission file number: 0-3579974

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Securities registered pursuant to Section 12(g) of the Act:

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 20, 2003	$1,665,268
Number of shares outstanding of the registrant's Common Stock as of May 20, 2003	1,775,053

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in July 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2003.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES

PART I

ITEM 1. BUSINESS

General

MFC DEVELOPMENT CORP. (the "Company" or "MFC") was incorporated in the State of Delaware on May 18, 1990 under the name of PSI Food Services Corp., which had been a wholly-owned subsidiary of FRMO Corp., formerly FRM Nexus, Inc., a Delaware corporation ("FRM"), since November 1993. All of FRM's assets and liabilities were transferred to MFC on August 31, 2000, except for $10,000. Because such entities were under common control, this transaction was accounted for in a manner similar to a pooling of interests on MFC's books. On January 23, 2001, all of the outstanding shares of MFC were distributed to shareholders of FRM, which no longer owns any shares of MFC.

Business Description

MFC is engaged in the business of (i) developing real estate and (ii) providing financing and management services to medical practices. On September 14, 2000, a subsidiary of the Company formed a majority-owned Limited Liability Company to operate as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein as "Capco") under the State's Capco Program.

Real Estate Division

The Real Estate Division of the Company presently conducts its operations through Yolo Equities Corp., Yolo Capital Corp. and Highlands Pollution Control Corp, wholly-owned subsidiaries which own the interests described below in parcels of real estate. For the fiscal year ended February 28, 2003, the total revenues derived from the real estate division were $1,036,962, constituting 20% of the total revenues of MFC. A brief description of each parcel follows:

Goshen, New York

The transactions related to the sale of this property were completed in the fiscal year ended February 28, 2002, resulting in the realization of $745,000 of deferred income related to the original sale of the property in a prior fiscal year.

East Granby, Connecticut

The Company owned a partially built two-story office building located at 2 Gateway Boulevard in East Granby, Connecticut which was carried at the value of $900,000 on February 28, 1995. In the fiscal year ended February 29, 1996, the Company spent about $1,300,000 in developing the site and improving a portion of the building. In February 1996, the property was sold to Gateway Granby, LLC. ("Gateway"), a limited liability company of which certain members are shareholders of MFC, for $4,800,000, of which $3,853,268 has been paid and $946,732  is due to the Company as of February 28, 2003, pursuant to a purchase money second mortgage. The gain on the sale of this property was recognized on the accrual method in prior years, except for a reserve of $850,000 which was recognized in January 2003 upon the release of the Company from a contingent liability for certain rental payments.

Hunter, New York

MFC's wholly-owned subsidiary, Yolo Equities Corp. owns the fee interest in properties in Hunter, New York, along with co-investors. The co-investors, together are entitled to receive 35% of the cash proceeds of the sales of Hunter Properties made after June 30, 2000 after deducting the net costs of carrying the properties after June 30, 2000 and the costs of the sales (the "net proceeds"). Yolo Equities Corp. is entitled to receive 65% of the said net proceeds. The properties consist of acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The undeveloped portion of the acreage, which Yolo Equities Corp. plans to develop, is available for single family residences, townhouses, condominium units and a hotel site. There is already constructed on the property (i) a waste water treatment plant owned by Highlands Pollution Control Corp. (a wholly-owned subsidiary of the Yolo Capital Corp.), (ii) a Clubhouse with swimming pool and six tennis courts and (iii) a small office building. Adjoining the site are 200 condominium units owned by unrelated persons.

The waste water treatment plant was upgraded in the fiscal year ended February 28, 2003, under an agreement with the City of New York. Under terms of the agreement, the City of New York is reimbursing the Company for all costs incurred with the upgrade of the facility. See Note 4 of Notes to Consolidated Financial Statements.

The Company will seek to complete a sale of the Clubhouse in the fiscal year ended February 29, 2004. The small office building is in process of being converted into three residential townhouse units, which will be offered for sale during the summer of 2003.

The hotel site consists of 11 acres contiguous to the ski slopes at Hunter Mountain. Yolo Equities Corp. is currently applying to the Planning Board of the Town of Hunter for site approval of a first phase development of additional condominium units with eventual construction of a hotel and further condominium units in subsequent phases. The Company plans to participate with other developers in financing and constructing improvements on the 11 acre site.

This will then leave Yolo Equities Corp. with about 70 acres of undeveloped land, also contiguous to the Hunter Mountain ski slopes, for which there are no present plans for development. The future development of this acreage and the subsequent phases at the hotel site will require the Company to double the capacity of the waste water treatment plant, for which State permits already exist. The City of New York will pay for the upgrade in technology (but not the expansion of capacity) of this facility because of the Federal requirement to incorporate the latest technology in order to improve the quality of the water derived from the City's Catskill Mountain Watershed Area (in which Hunter is located).

Other Properties

The Company, alone or with co-investors and joint ventures, intends to acquire other lands for development of residential, commercial and office structures, when management identifies opportunities for enhancement of shareholder values.

Medical Division

The Medical Division consists of (i) the three wholly-owned Limited Liability Companies (Nexus Garden City, LLC, FRM Court Street, LLC and Nexus Borough Park, LLC) and a 25% and 33% owned interest in two other Limited Liability Companies, all of which act as service organizations for providers of medical services and (ii) a wholly-owned subsidiary of the Company, Medical Financial Corp., which purchases unpaid medical insurance claims, paying cash to the medical provider in return for a negotiated fee. In the fiscal year ended February 28, 2003, the total revenues of the Medical Division were $4,223,485, constituting 80% of total revenues of the Company. For its clients, this Division delivers management services and increased liquidity, which is normally unavailable to medical groups from traditional sources. The management services include inputting the data on the customers' receivables into the Company's computer system, processing the data and presenting the customers' bills to the insurance company in compliance with regulations to facilitate payment, following up with collection efforts if the bills are not paid promptly, furnishing weekly or other periodic status reports of the customers' receivables and other information relating to their medical practices.

The expected growth in revenues of the Medical Division will be supported by the Company's investment in new technology. This technology, which includes document imaging equipment  and software, the internal development of a more efficient collections program and the purchase of new computers needed to run these programs. The investment in this technology has already decreased the time required to perform collection tasks to a fraction of the time required under the old systems. The Company's labor intensive services are now more efficient due to these capital expenditures.

Capco Division

The Capco Division was commenced by the filing on September 14, 2000 of Articles of Organization in New York State for FRM N.Y. Capital LLC which is a 99% majority owned subsidiary of the Company. This LLC was formed for the purpose of being approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco") under the Capco Program. A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State, which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Capco was approved, and will seek to participate in any future New York Capco Program. The  NY Capco Statute creates a tax credit incentive mechanism to increase investment of financial resources of insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses").

The Capco will use (i) its own capital of $500,000, plus (ii) the investment of insurance companies which wish to take substantial equity interests in New York companies in order to encourage and assist them in creating, developing and expanding their business. The Capco's emphasis will be on viable small business enterprises which have had difficulty in attracting institutional venture capital and which will expand employment opportunities in New York thereby promoting the growth of the State's economy. The Capco has not yet commenced the business for which it was formed, as it is pending the authorization of additional State funding for the program.

Marketing

The Company's marketing in its real estate activities is limited to working with real estate brokers to sell the properties held for sale in Hunter, N.Y.

The Medical Division markets its services to medical groups through its own individual employees and consultants by direct contact with potential customers recommended by existing customers and those who contact MFC after reading newspaper advertisements or receiving its brochure by direct mail solicitation. MFC designs its own brochure for such solicitations. MFC designed and obtained the names for two websites, "medicalfinancial.com" and "mdhelp.com".

The Capco Program will be marketed by the Managers of FRM N.Y. Capital LLC, who are experienced in the venture capital field.

Competition

Real Estate Division

The Company's presently owned real estate held for development and sale is located in Hunter, New York. The real estate market for second homes in this resort community has recently experienced improved demand. The Company will be compete with many owners and developers in the locale in connection with the development and sale of its properties for residential use.

Medical Division

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

Capco

The Company is awaiting further legislation in New York to provide financial incentives for insurance companies and Capco organizations. If and when the legislation is enacted, the Company will compete with many other Capco organizations for approval by the New York Insurance Department for its Capco Programs.

Trademarks

None.

Employees

As of February 28, 2003, the Company had 45 employees. None of the Company's employees are represented by a labor union. MFC considers its relationship with its employees to be good.

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

MFC leases a medical office in Brooklyn, NY, where it formerly provided management services for a medical practice that was also a finance client. This office has been sub-leased to an unrelated party until the lease expiration on March 31, 2004.

MFC leases MRI facilities in Garden City South, NY and Central Islip, NY, where it provides MRI and management services for a finance client's radiology practice. The lease in Garden City South expires on February 28, 2005, with a five year renewal option and the lease in Central Islip, expires on September 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

MFC is not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION

None, other than the election of directors on July 18, 2002.

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

When the Company uses the words "estimates," "expects," "anticipates," "believes," "plans," "intends," and variations of such words or similar expressions, they are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in real estate values.

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

		Common Stock
Fiscal Period		High Bid	Low Bid

2001
Quarter 4	(12/01/00 - 02/28/01)	$1.00	$1.00

2002
Quarter 1	(03/01/01 - 05/31/01)	$2.15	$1.00
Quarter 2	(06/01/01 - 08/31/01)	$1.60	$0.59
Quarter 3	(09/01/01 - 11/30/01)	$2.70	$0.55
Quarter 4	(12/01/01 - 02/28/02)	$2.50	$2.01

2003
Quarter 1	(03/01/02 - 05/31/02)	$2.19	$0.70
Quarter 2	(06/01/02 - 08/31/02)	$2.18	$0.35
Quarter 3	(09/01/02 - 11/30/02)	$1.85	$0.44
Quarter 4	(12/01/02 - 02/28/03)	$1.85	$1.40

The last trade on May 20, 2003 was $1.55.

Dividends

No cash dividend has been paid by MFC since its inception. The Company has no present intention of paying any cash dividends on its common stock.

Holders

As of May 1, 2003, there were approximately 1,000 holders of record of MFC common stock representing about 2,400 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding except for options to purchase a total of 6,000 shares held by Allan Kornfeld, Chairman of the Company and 3,000 shares held each by David Michael and Anders Sterner, Directors of the Company. The Company does not know of any shares of common stock of MFC that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended
	February 28,	February 28,	February 28,	February 29,	February 28,
	2003	2002	2001	2000	1999
Income Statement Data:
Total revenue	$ 5,260,447	$ 4,166,494	$ 2,359,123	$ 2,283,267	$ 1,457,690
Costs and expenses	4,354,250	3,294,304	3,277,340	3,258,798	1,893,223

Income (loss) from operations	906,197	872,190	(918,217)	(975,531)	(435,533)
Other (expenses) net of other income	(16,988)	(50,199)	(220,170)	(27,636)	(44,874)

Income (loss) from continuing
operations before provision for
income taxes	889,209	821,991	(1,138,387)	(1,003,167)	(480,407)
(Benefit) provision for income taxes	(75,876)	13,606	10,936	14,328	5,676

Income (loss) from continuing operations	965,085	808,385	(1,149,323)	(1,017,495)	(486,083)
Income from discontinued operations, net
of taxes (including gain on sale of
subsidiary of $381,182 in 2000 and
$96,303 in 1999	-	-	399,028	325,215	119,514

Net income (loss)	$ 965,085	$ 808,385	$ (750,295)	$ (692,280)	$ (366,569)

Earnings (loss) per common share:

Income (loss) from continuing operations	$ 0.54	$ 0.45	$ (0.64)	$ (0.56)	$ (0.27)
Income from discontinued operations	-	-	0.22	0.18	0.07
Basic and diluted earnings (loss)
per common share	$ 0.54	$ 0.45	$ (0.42)	$ (0.38)	$ (0.20)

Number of shares used in computation of
basic and diluted earnings per share	1,787,350	1,792,662	1,807,261	1,816,462	1,816,462

	As of
	February 28,	February 28,	February 28,	February 29,	February 28,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working Capital	$ 2,856,804	$ 3,441,529	$ 2,264,177	$ 1,531,120	$ 1,471,640

Total Assets	$ 7,075,843	$ 6,277,489	$ 7,222,100	$ 7,376,210	$ 9,022,618

Long-term debt	$ 303,182	$ 203,654	$ 316,982	$ 24,655	$ 799,480

Common Shareholders' equity	$ 5,640,114	$ 4,702,368	$ 3,907,282	$ 4,685,912	$ 5,378,192

Book value per share	$ 3.18	$ 2.63	$ 2.17	$ 2.58	$ 2.96

Common shares outstanding	1,775,053	1,790,000	1,800,000	1,816,462	1,816,462

(a) During fiscal year ended February 29, 2000, the Company disposed of its interest in Wendclark Corp.
(b) During the year ended February 28, 2001, the Company disposed of its interest in Wendcello Corp.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In February 2003, the Company was released from a rental obligation arising from the sale of real estate in a prior period. As a result of the termination of the contingent obligation, the Company recorded a gain of  $850,000 during the year ended February 28, 2003.

In August 2001, the Company entered into an agreement with a debtor regarding an outstanding mortgage receivable and debenture (together the "Goshen Receivables") on property located in Goshen, New York. Under the terms of the agreement, the debtor satisfied the Goshen Receivables by payments of principal and accrued interest of $167,500 in August 2001 and $1,507,500 in November 2001. As a result of this agreement, the Company realized $745,000 of deferred income related to the original sale of the property.

The medical segment consists of three Limited Liability Companies which act as service organizations for providers of medical services and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are allowance for doubtful accounts and the valuation allowance against its deferred tax asset.

Allowance for Doubtful Accounts

Mortgage and note receivable: The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the value of the collateral is in excess of the related receivables. The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

Finance and management receivables: Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Deferred tax assets: The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period in which such determination was made. A reduction in the valuation allowance and corresponding credit to income may be required if the likelihood of realizing existing deferred tax assets were to increase.

Results of Operations

Year Ended February 28, 2003 Compared to Year Ended February 28, 2002

The Company's revenues from operations for the year ended February 28, 2003 ("2003") were $5,260,000, an increase of $1,094,000 or 26% as compared to the year ended February 28, 2002 ("2002"). The increase was a result of increase in the medical division, offset by a decrease in the real estate division.

Revenue in the real estate division decreased in 2003 by  $79,000, to $1,037,000. The decrease was due to (i) a $68,000 decrease in interest income from the Goshen mortgage, (ii) lack of real estate sales in 2003 as compared to 2002, when the Company sold the land for eight un-built condominium units for $50,000, offset by (iii) an increase of gain on sale of real estate of $35,000 in 2003. The increase reflects the 2003 recognition of $850,000 of deferred income attributable to the termination of a contingent obligation related to a sale leaseback, as compared to the 2002 realization of $745,000 of deferred income related to the settlement of an outstanding mortgage.

The $1,173,000 increases in revenues in the medical division were due to increases in both income from the purchase and collection of medical claims and in management fees. The 20% increase in income from the purchase and collection of medical claims of $324,000 in 2003 were primarily due to additional collection services that are now being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The increases in management fees of $849,000 (59%)  in 2003, was a result of the increase in management services that the Company provides to two of its finance clients. In November 2002, the Company began operating a second MRI facility, providing management services to a finance client's radiology practices.  In November 2002, the Company also acquired a 25% equity interest in a third facility that provides management services to the same client. Management fees were also generated from the management of a finance client's physical therapy practice through October 2002. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Costs and expenses from operations increased by $1,060,000 (32%) to $4,354,000 in 2003. The increase  was due to increases of $999,000 in the medical division, $56,000 in corporate expenses and other, and $54,000 in depreciation and amortization, offset by a decrease of $49,000 in the real estate division.

The net decrease of $49,000 in the real estate division in 2003 was due to a decrease in the amount of properties sold in 2003, which results in a decrease in the cost of sales, offset by an annual salary increase.

The 38% increase in costs and expenses in the medical division in 2003 was due to an increase of $324,000 (20%) in medical receivable expenses and an increase of $849,000 (59%) of expenses that are related to the management of finance clients' medical practices. The increases in medical receivable expenses in 2003 were primarily due to (i) increases in employment costs, including annual salary increases, the expansion of the sales and marketing department and new employees needed to provide the additional collection services that the Company now provides, (ii) other costs that are related to the additional collection services and (iii) new banking fees that are related to client services. In addition, the Company has also been more selective in the bill-purchasing process, which results in reduced bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The 51% increase in medical management expenses in 2003 are related to the 59% increase in revenues for the same period. The Company incurred additional expenses due to growth in the management client's radiology practices. As expenses increase, the Company may bill more for the services it provides.

The increase in corporate expenses and other of $56,000 (19%) in 2003 are primarily due to increases in executive salaries, accounting fees, director and officer liability insurance and shareholder reporting expenses. The increase in depreciation and amortization of $54,000 (52%) in 2003 is attributable to increased capital expenditures in the medical financing division, continuing the Company's trend of relying on technology to perform formerly labor intensive functions. Net interest expense in 2003 was $17,000, a decrease of $19,000 (52%) from 2002. The decrease in 2003 reflects interest earned from the collection of the proceeds of the Goshen receivables in 2002 and the partial use of those proceeds to repay debt that was incurred to finance the purchase of additional medical claims receivable.

The benefit for income taxes of $76,000 in 2003 reflects a current year benefit of $90,000. Through 2002, the Company had accumulated net operating losses ("NOL's") of $4,600,000, available to be carried forward through February 28, 2022. Prior to 2003, the Company had not generated taxable income and had taken a 100% valuation allowance against the deferred tax asset of $1,571,000 that these NOL's would generate. In 2003, the Company generated taxable income and estimated that it would derive minimum future tax savings of  $90,000 from these NOL's, and recorded a valuation allowance of $1,471,000 against the remainder of the deferred tax asset.

For the reasons described above, the Company recorded net income from operations of $965,000 in 2003, an increase of $157,000 (19%) from $808,000 in 2002.

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

Liquidity and Capital Resources

The Company's two business activities during the year ended February 28, 2003 resulted in a decrease of cash in the amount of $1,091,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. These prospective clients will result in an increase in the amount of cash needed to purchase their medical insurance claims receivable. The funds for those needs are expected to be provided from existing cash and an additional $175,000 of Series A Bonds that were issued after the year end. Additional funds may be provided by additional asset-based borrowing facilities, refinancing of assets under capital leases and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during the two years ended February 28, 2002. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages, except for the construction loan that is being used to finance the current property renovation. Further development of this property, at any significant cost, is expected to be funded by additional proceeds from the construction loan, the issuance of Series B Bonds, other asset-based financing, the sale of property under renovation or the sale of other property in Hunter.

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

Cash used by operations in 2003 was $284,000, as compared to $77,000 being used in 2002. The $207,000 increase in cash used by operations in 2003 was due to (i) an increase in the additions to management fee receivables of $200,000, (ii) a decrease of $50,000 in collections from real estate held for development and sale, (iii) an increase of $57,000 in expenditures on real estate  primarily due to the conversion of a vacant office building into townhouse units and (iv) and fluctuations in operating assets and liabilities primarily caused by timing differences. These increases in the use of cash were offset by increases in cash provided by operations due to an increase in net income after adjustments for non cash items of depreciation, real estate gains, provision for bad debts and billing adjustments, and deferred taxes, the net of these items totaling $320,000.

Cash used by investing activities was $1,111,000 in 2003 as compared with the $1,305,000 being provided in 2002. The increase in the use of cash in 2003 of $2,416,000 was primarily due to (i) $1,313,000 decrease in principal payments from notes receivable due to the settlement of the Goshen receivables in 2002, (ii) $1,045,000 net increase in funds used to purchase medical claims receivable, (iii) $25,000 down-payment for the equity interest of an additional MRI facility and (iv) $45,000 increase in capital expenditures for computers and software projects. The capital expenditures for technology continues the program begun last year, which has significantly decreased the time required to perform collection tasks.

Net cash provided by financing activities was $304,000 in 2003 as compared with the $173,000 used in 2002. The $477,000 increase in cash being provided in 2003 was primarily due to (i) $331,000 of net borrowing in 2002, as compared to $49,000 of net debt repayments in 2002 and (ii) the repurchase of minority interests of $100,000 in 2002, distributions to minority interests and purchase of treasury stock in 2002.The proceeds from the additional borrowings in 2003 were used for the purchase of additional medical receivables and to finance the growth in medical management receivables.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of February 28, 2003.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 903,282	$ 683,478	$ 70,751	$ 43,600	$ 105,453
Operating Leases	537,666	206,231	331,435	-	-
Capital Leases	145,098	87,238	57,860	-	-

Total	$ 1,586,046	$ 976,947	$ 460,046	$ 43,600	$ 105,453

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Item 15 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2003. Such information is incorporated herein by reference and made a part hereof.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

As of February 28, 2003 and 2002 and for the fiscal years ended February 28, 2003, 2002 and 2001.

Report of Holtz Rubenstein & Co., LLP
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

The data required by all other schedules is either included in the consolidated financial statements or is not required.

3. All exhibits are incorporated herein by reference to Amendment No. 3 to Form 10 dated January 17, 2001.

Exhibit Index

(b) Reports Filed on Form 8-K:

The Company filed Forms 8-K on December 2, 2002 and February 10, 2003.

Report of Independent Auditors

The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFC Development Corp., Inc. and its subsidiaries as of February 28, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended February 28, 2003. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a) for the three years ended February 28, 2003. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 28, 2003 and 2002 and the consolidated results of their operations and their cash flows for the three years ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the three years ended February 28, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ HOLTZ RUBENSTEIN & CO., LLP
Melville, New York May 8, 2003

MFC Development Corp. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 28,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$ 247,129	$ 1,338,214
Mortgage and note receivable - current	-	31,822
Finance receivables, net	2,540,340	1,708,268
Management fees receivables, net	1,058,188	729,979
Other current assets	138,694	149,713
Total current assets	3,984,351	3,957,996

Property and equipment:
Property and equipment, at cost	1,116,109	790,169
Less accumulated depreciation and amortization	447,809	298,545
	668,300	491,624

Other assets:
Real estate held for development and sale	951,358	625,713
Mortgage and note receivable	946,732	943,970
Loans receivable	237,176	196,417
Investment in unconsolidated subsidiaries	103,951	-
Deferred tax asset, net	90,000	-
Other	93,975	61,769
Total other assets	2,423,192	1,827,869

Total assets	$ 7,075,843	$ 6,277,489

	February 28,	February 28,
	2003	2002
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 365,156	$ 287,890
Current portion of notes payable	758,884	225,153
Income taxes payable	3,507	3,424
Total current liabilities	1,127,547	516,467

Other liabilities:
Notes payable	274,682	158,654
Deferred Income	-	850,000
Other	28,500	45,000
Total other liabilities	303,182	1,053,654

Minority interest in subsidiary	5,000	5,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(289,468)	(1,254,553)
	5,680,752	4,715,667
Less treasury stock, at cost - 24,947 shares and 10,000 shares at
February 28, 2003 and 2002	(40,638)	(13,299)
Total stockholders' equity	5,640,114	4,702,368

Total liabilities and stockholders' equity	$ 7,075,843	$ 6,277,489

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001
Revenues
Gain on sale of real estate	$ 850,000	$ 815,288	$ -
Sale of real estate	-	50,000	119,000
Rental income	103,207	99,246	93,639
Interest from mortgages	83,755	152,189	91,621
Income from the purchase
and collections of medical receivables	1,940,808	1,616,787	1,128,849
Medical management service fees	2,282,677	1,432,984	926,014
Total revenues	5,260,447	4,166,494	2,359,123

Costs and expenses
Real estate	204,280	253,574	435,966
Medical receivables	1,734,291	1,376,644	1,416,420
Medical management services	1,901,531	1,260,230	994,035
Corporate expenses and other	355,838	299,595	349,470
Depreciation and amortization	158,310	104,261	81,449
Total costs and expenses	4,354,250	3,294,304	3,277,340

Income (loss) from operations	906,197	872,190	(918,217)

Other income (expense):
Interest income	23,176	25,901	24,904
Interest expense	(40,164)	(62,060)	(33,037)
Spin-off expenses	-	-	(209,187)
Minority interest in net income of subsidiary	-	(14,040)	(2,850)
	(16,988)	(50,199)	(220,170)

Income (loss) from continuing operations before
(benefit) provision for income taxes	889,209	821,991	(1,138,387)
(Benefit) provision for income taxes	(75,876)	13,606	10,936
Income (loss) from continuing operations	965,085	808,385	(1,149,323)
Income from discontinued operations, net of taxes
(including gain on sale of subsidiary of $381,182)	-	-	399,028
Net income (loss)	$ 965,085	$ 808,385	$ (750,295)

Earnings (loss) per common share:
Earnings (loss) from continuing operations	$ 0.54	$ 0.45	$ (0.64)
Income from discontinued operations	-	-	0.22
Basic and diluted earnings (loss) per common share	$ 0.54	$ 0.45	$ (0.42)

Number of shares used in computation of basic and
diluted earnings per share	1,787,350	1,792,662	1,807,261

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Stockholders' Equity

							Total
			Additional				Stock-	Compre-
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	hensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Income

Balance, February 29, 2000	1,816,462	$ 1,816	$ 5,996,739	$ (1,312,643)	-	$ -	$ 4,685,912
Net (loss)	-	-	-	(750,295)	-	-	(750,295)	$ (750,295)
Purchase and retirement of
treasury stock	(16,462)	(16)	(28,319)	-	-	-	(28,335)
Comprehensive (loss)	-	-	-	-	-	-	-	$ (750,295)
Balance, February 28, 2001	1,800,000	1,800	5,968,420	(2,062,938)	-	-	3,907,282
Purchase of treasury stock	-	-	-	-	10,000	(13,299)	(13,299)
Net income	-	-	-	808,385	-	-	808,385	$ 808,385
Comprehensive income	-	-	-	-	-	-	-	$ 808,385
Balance, February 28, 2002	1,800,000	1,800	5,968,420	(1,254,553)	10,000	(13,299)	4,702,368
Purchase of treasury stock	-	-	-	-	14,947	(27,339)	(27,339)
Net income	-	-	-	965,085	-	-	965,085	$ 965,085
Comprehensive income	-	-	-	-	-	-	-	$ 965,085
Balance, February 28, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (289,468)	24,947	$ (40,638)	$ 5,640,114

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 28,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$ 965,085	$ 808,385	$ (750,295)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	158,310	104,261	81,449
Gain on sale of real estate held for development and sale	-	(16,376)	(1,872)
Gain on sale of real estate	(850,000)	(815,288)	-
Gain on sale of subsidiaries	-	-	(381,182)
Provision for bad debts and billing adjustments	319,761	101,883	256,981
Net income from unconsolidated subsidiary	(3,951)	-	-
Deferred tax benefit	(90,000)	-	-
Minority interest in net income of subsidiary	-	14,040	2,850
Changes in operating assets and liabilities:
Increase in management fee receivables	(633,248)	(432,779)	(595,146)
Collections from sale of real estate held for development
and sale, net of payment to participant	-	50,000	119,000
Additions to real estate held for development and sale	(132,031)	(75,184)	(45,401)
Prepaid expenses, miscellaneous receivables and other assets	(78,849)	279,196	(22,193)
Net assets of discontinued operations	-	-	(18,926)
Accounts payable, accrued expenses and taxes	77,349	(119,360)	191,624
Other liabilities	(16,500)	23,993	1,007
Net cash used in operating activities	(284,074)	(77,229)	(1,162,104)

Cash flows from investing activities
Capital expenditures and intangible assets	(227,282)	(182,231)	(85,622)
Finance receivables	(846,794)	198,030	(889,763)
Principal payments on notes receivable	29,060	1,342,518	26,597
Loan receivable	(40,759)	(59,282)	(86,774)
Investment in unconsolidated subsidiary	(25,000)	-	-
Principal payments on loan receivable	-	5,705	42,315
Proceeds from sale of subsidiaries	-	-	1,575,000
Net cash (used in) provided by investing activities	(1,110,775)	1,304,740	581,753

Cash flows from financing activities
Proceeds of notes payable	699,168	150,000	678,000
Principal payments on notes payable	(368,065)	(199,237)	(465,593)
Sale of equity to minority interest	-	-	100,000
Acquisition of minority interest shares	-	(100,000)	-
Distribution to minority interest	-	(10,834)	(1,056)
Purchase of treasury stock	(27,339)	(13,299)	(28,335)
Net cash provided by (used in) financing activities	303,764	(173,370)	283,016

Net (decrease) increase in cash and cash equivalents	(1,091,085)	1,054,141	(297,335)
Cash and cash equivalents, beginning of year	1,338,214	284,073	581,408

Cash and cash equivalents, end of year	$ 247,129	$ 1,338,214	$ 284,073

Additional cash flow information
Interest paid	$ 42,646	$ 61,909	$ 15,830
Income taxes paid	$ 13,058	$ 18,097	$ 17,916

Noncash investing and financing activities
Assets acquired under capital leases	$ 98,656	$ 59,012	$ 117,689
Promissory note issued for the purchase of unconsolidated subsidiary	$ 75,000	$ -	$ -
Disbursement of construction loan	$ 145,000	$ -	$ -

See accompanying notes.

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

The medical financing business is conducted through (i) Medical Financial Corp., a wholly owned subsidiary, which purchases insurance claims receivables from medical practices and provides certain services to those practices; and (ii) three other subsidiaries were formed to provide additional management services to certain medical practices.

In addition to the two operating divisions of the Company, a new division, Capco, was formed during 2000. Capco, which has not yet conducted the business for which it was formed, will operate through a majority owned subsidiary of the Company. This LLC was approved as a "certified capital company" pursuant to Sections 11 and 1511 of the New York State Tax Law (herein a "Capco"). A "certified capital company" as used in this context is a "for profit" entity, located and qualified to conduct business in New York State, which is certified by the New York State Insurance Department ("Department") based on standards set forth in the New York Tax Law (the "Statute"). The Statute creates a tax credit incentive mechanism to encourage investment of financial resources by insurance companies into venture capital to businesses approved by the Department as qualified to provide jobs and promote the growth of the economy in New York State ("Qualified Businesses"). Capco will seek to participate in any future New York Capco programs, pending authorization of additional State funding for this program.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (hereinafter also referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Significant Accounting Policies

Revenue Recognition

Real Estate. The full accrual method is used on the sale of real estate if the profit is determinable, the Company is not obligated to perform significant activities after the sale to earn the profit and there is no continuing involvement with the property. If the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If there is continuing involvement with the property by the Company, the financing method is used.

Purchase and Collection of Medical Insurance Claims Receivables. A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. The deferred fee income is netted against finance receivables (see note 5). The Company is not entitled to interest on unpaid principal balances.

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

Medical Management Service Fees. Three subsidiaries provide additional management services to certain medical practices. Management fees are billed to these medical practices monthly in amounts that are relative to the expenses and services provided by the Company for that month. The accrual method of accounting is used to record all management service fees.

Receivables
Mortgages and Notes Receivable

Mortgages and notes receivable result from the sale of real estate. These receivables bear interest and are recorded at face value, less unamortized discount.

Impairment Assessment The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the collateral is in excess of the related receivables. The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

Finance and Management Receivables

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

The Company purchases the receivables and has the right to return the "invalid receivables." By contractual definition, these are receivables that have not been recovered from insurance companies because of denials, requests for additional information not readily available, or a matter under investigation within 180 days of the purchase date.

In addition to the right to return the invalid receivables to the Seller, the Company has the right to offset any of its obligations to the Seller by any invalid receivables. As a result of the right of return and right of offset features, the Company believes that a valuation allowance generally is not required for these receivables.

Impairment Assessment. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

Investment in Unconsolidated Subsidiaries

The Company's investments in subsidiaries in which the ownership interest is greater than 20%, but less than 51%, are accounted for using the equity method.

Income Taxes

Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Earnings per Share

Earnings per common share for each of the three years ended February 28, 2003, is calculated by dividing net income by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable. As of February 28, 2003, the Company had $118,000 of cash in one of its accounts.

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. For the year ended February 28, 2003, fees earned from five medical providers were 20%, 18%, 12%, 11% and 10% of earned fees. For the year ended February 28, 2002, fees earned from four medical providers were 18%, 16%, 14% and 12% of earned fees. For the year ended February 28, 2001, fees earned from four medical providers were 19%, 13%, 11% and 11% of earned fees. As of February 28, 2003, claims receivable from two insurance companies comprised 13% and 15% of total finance receivables. As of February 28, 2002, claims receivable from two insurance companies comprised 20% and 10% of total finance receivables.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 4).

Advertising Costs

The Company expenses the cost of advertising as incurred. For the years ended February 28, 2003, 2002 and 2001 advertising expense totaled approximately $5,000, $1,000, and $5,000.

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

The carrying amounts and estimated fair values of financial instruments approximated their carrying values for all periods presented.

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

Reclassifications

The prior year balance of due to finance customers was reclassified to conform to the current year presentation as disclosed in Note 5. Finance receivables and management receivables, which in prior years were combined, are now stated separately to reflect the increase in the medical management activity. Certain prior year line items on the statement of cash flows has been reclassified to reflect these changes.

Effects of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 ("SFAS No.142"), "Goodwill and Other Intangible Assets." SFAS No.142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No.142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement became effective on March 1, 2002 and were required to be applied to all goodwill and other intangible assets recognized in its  financial  statements at that date. The adoption of SFAS No.142 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No.143 effective March 1, 2003. The adoption of SFAS No.143 is not expected to have a material impact on the financial statements.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No.144 addresses financial accounting and  reporting  for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Certain provisions of this statement related to the classification of gains and losses from extinguishment of debt are required to be adopted by the Company beginning  March 1, 2003. All other provisions were required to be adopted after May 15, 2002. It is not anticipated that the adoption of this statement will have a material impact on the consolidated financial position, consolidated results of operations or liquidity of the Comapany.

In June 2002, SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and became effective for the Company on January 1, 2003.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.123," which amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The transition and annual disclosure provisions of SFAS No.148 are effective for fiscal years ending after December 15, 2002. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for stock-based compensation to employees under  APB  Opinion  No. 25 and related interpretations.

4. Real Estate Activities

Sale of Real Estate, Granby, Connecticut

The Company's had sold an office building in East Granby, Connecticut during fiscal 1996 and leased back a portion of the space, which was then subleased to a third party through August 31, 2002. The Company remained obligated on its leaseback for a 42 month period from September 1, 2002 through February 28, 2006 (the Vacancy Period) for monthly rentals of $31,062. As a result, $850,000 of the gain recorded on the sale in 1996, representing the present value of the monthly rental for 42 months, was deferred. In fiscal 1998, Northwest Management Corp. ("NWM"), a shareholder of the Company signed an agreement to indemnify the Company for any payments made during the Vacancy Period in consideration for keeping any rentals from a new sublease which might be obtained during the Vacancy Period in excess of $31,062 per month. The president of NWM, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NWM shares, which are owned by his two children. From September 1, 2002 through January 31, 2003 the Company paid the monthly rentals for the vacant space of $31,062, all of which were reimbursed to the Company by NWM pursuant to its indemnity agreement.

On February 1, 2003, the Company was released from its obligation under the 1996 leaseback, when NWM provided a substitute lease for the Vacancy Period at $31,062 per month, which was accepted by the owner of the property. The owner of the property is a limited liability company, 24% owned by Lester Tanner's daughter. The Company agreed with the owner to reduce, from 9% per annum to 7% per annum, the interest rate on the second mortgage that the Company holds on the property for the period from February 1, 2003 through March 1, 2006 and to defer principal payments during the same period. As a result of the termination of its leaseback, the Company recorded a gain of  $850,000 in the fiscal year ending February 28, 2003.

Sale of Real Estate, Goshen, New York

During fiscal years 1997 and 1996, the Company sold real estate in Goshen, New York for $2,499,350. This transaction and the related note receivable was with Windemere Pines at Goshen, Inc. ("Windemere"), a part of the Windemere Group of construction companies, in which Jed Schutz is an officer, director and shareholder. Mr. Schutz is also a shareholder of MFC and FRM and was a director of FRM until May 1999.

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

Interest income from this transaction (principal amount of note receivable was $2,310,000) was $63,075 and $-0-  for the years ended February 28, 2002 and 2001. The terms of the note called for an annual payment of interest of $30,000. The payment for fiscal 2000 was not paid, which resulted in the suspension of accruing interest from December 1, 1999 through May 31, 2001. There was no allowance for loss because the market value of the collateral, less costs to sell, was greater than the carrying amounts of the related notes receivable and accrued interest receivable.

Other Real Estate Sales

The Company sold eight condominium units in Hunter, New York, during the years ended February 28, 2002 and 2001 for various amounts as part of the operations of the real estate division.

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

Mortgage and Note Receivable

Mortgage and note receivable, arising from the sale of real estate, consists of the following:

	February 28,	February 28,
	2003	2002
Granby, Connecticut (Real Estate Operator)	$ 946,732	$ 975,792
Less current portion	-	(31,822)
	$ 946,732	$ 943,970

This mortgage calls for monthly payments of interest only at the rate of 7% per annum through March 1, 2006. Beginning on April 1, 2006, payments will include principal and interest at the rate of 9% per annum. The mortgage is collateralized by the underlying real estate and matures as follows:

Year ending February 28,
2004	$ -
2005	-
2006	-
2007	31,549
2008	37,508
Thereafter	877,675
$ 946,732

As of February 28, 2003 and 2002, this mortgage receivable was performing.

The Granby note receivable is being used as collateral for certain debt. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Granby property.

Real Estate Held for Development and Sale

The following properties are included in real estate held for development and sale:

The Hunter property is located at the base of Hunter Mountain in Greene County, New York. This property includes approximately 70 acres of undeveloped land, a hotel site, a clubhouse with a recreational facility, an office building that is currently being converted into three townhouse units and a sewage treatment plant that serves the development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. This property is being used as collateral for a construction loan and a line of credit.

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three condominium units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property.  The Company is capitalizing interest and loan acquisition costs during the construction period. For the year ended February 28, 2003, $9,000 of interest and loan acquisition costs were capitalized.

Waste Water Treatment Plant

Highlands Pollution Control Corp. (HPCC), a subsidiary of the Company, owns a wastewater treatment facility at the Hunter property, which is located in the New York City ("NYC") watershed area. NYC has modified the environmental regulations for the watershed area to ensure clean drinking water is available to its residents. NYC entered into an agreement with HPCC to bring the facility in compliance with the new regulations. Under the terms of the agreement, NYC has agreed to reimburse HPCC for all costs incurred with the upgrade of the facility. During the years ended February 28, 2003, 2002 and 2001, HPCC has incurred costs and has been reimbursed by NYC for amounts approximating $1,448,000, $116,000 and $126,000. The costs and reimbursements have been netted in the accompanying balance sheet.

5. Finance and Management Fee Receivables, Net

Net finance and management fees receivables consist of the following:

	February 28,	February 28,
	2003	2002
Gross finance receivables	$ 4,902,950	$ 3,882,913
Allowance for credit losses	(264,285)	(252,535)
Deferred finance income	(223,390)	(224,231)
	4,415,275	3,406,147
Due to finance customers	(1,874,935)	(1,697,879)
Net finance receivables	$ 2,540,340	$ 1,708,268

Gross management fee receivables	$ 1,682,044	$ 1,048,796
Allowance for billing adjustments	(623,856)	(318,817)
Net management fee receivables	$ 1,058,188	$ 729,979

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

There is approximately $5,198,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit.

6. Property and Equipment

Property and equipment consists of the following:

	February 28,	February 28,
	2003	2002
Leasehold improvements	$ 90,117	$ 73,587
Computer equipment & software	485,968	328,734
Medical equipment	131,318	84,281
Equipment under capital leases	342,728	244,072
Other equipment and furniture	65,978	59,495
	1,116,109	790,169
Less accumulated depreciation and amortization	447,809	298,545
Property and equipment, net	$ 668,300	$ 491,624

As of February 28, 2003 and 2002, accumulated amortization of equipment under capital leases was $123,804 and $78,030.

For the years ended February 28, 2003, 2002 and 2001, depreciation expense, which includes amortization under capital leases, was $149,262, $104,621 and $81,449.

7. Loans Receivable

In February 2000, one of the Company's subsidiaries entered into an agreement to provide management services to a finance client's radiology practice. These services include operating an MRI facility that the Company leases from a third party. In February 2000, the Company entered into an additional agreement to pay the prior operator ("the Manager") of the MRI facility a management fee of 50% of the positive cash flow from the services derived from that facility, in exchange for the continuation of his management and business development services. During fiscal 2003, the Company paid $54,278 to the Manager in consideration for a reduction of the current and future periods' management fee to 10% of positive cash flow. The remainder of the cash flow is retained by the Company. The amount paid for the reduction of future management fees is being amortized over 36 months. For the year ended February 28, 2003, amortization expense was $9,046.

As part of this agreement, the Company agreed to administer the repayment of certain debts of the manager from various sources of funds that are due to him. The Company at its discretion, advanced cash to meet the schedule of payments when the source of funds was insufficient to do so. As of February 28, 2003, those debts were repaid and the Company will no longer advance cash for that purpose. These advances bear interest at the rate of prime plus 2%, with a minimum rate of 12%. The outstanding balances on this loan at February 28, 2003 and 2002 were $237,176 and $196,417.

8. Investments in Unconsolidated Subsidiaries

In November 2002, the Company obtained a 25% and 33% equity interest in two Limited Liability Companies that together operate an MRI facility for a finance client's radiology practice. The acquisition cost was $100,000 which included a down-payment of $25,000 and a note in the amount of $75,000, which is secured by the Company's membership interest in the two Limited Liability Companies (see Note 9). The Company is accounting for these investments under the equity method.

9. Notes Payable

Notes payable include the following:

	February 28,	February 28,
	2003	2002
Series A Bonds	$ 575,000	$ -
Series B Bonds	25,000	-
Bank loans	240,472	-
Promissory note	62,810	-
Related party credit line	-	270,000
Capital lease obligations	130,284	113,807
	1,033,566	383,807
Less current maturities	758,884	225,153
Long-term debt	$ 274,682	$ 158,654

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $575,000 of Bonds outstanding at February 28, 2003. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 28, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to four of the bondholders. Another director and shareholder holds a $25,000 bond.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, NY and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock. There was one $25,000 Bond outstanding at February 28, 2003, which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 28, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Ct.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. As of February 28, 2003, the Company's borrowing on this loan was $217,500. The terms of the loan call for monthly payments of interest until the earlier of the loan being fully disbursed or June 1, 2003, at which time it converts into a term loan with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan is secured by the Hunter property and is guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

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

Related Party Credit Line: In October 2000, a $500,000 line of credit was obtained from a related party, NWM Capital, LLC., which is owned by an officer, director and shareholder of the Company. By mutual consent of the Company and NWM, the line was terminated on August 31, 2002 and the then outstanding balance of $110,000 was paid in full. The line provided for interest on outstanding balances at a rate of 15% per annum (12% effective April 1, 2002). There were no commitment fees paid in connection with this line of credit.

Interest expense on related party borrowings for the years ended February 28, 2003, 2002 and 2001 was $9,950, $50,305 and $20,639.

Capital Lease Obligations. The Company has acquired certain equipment under various capital leases expiring in 2005. The leases provide for monthly payments of principal and interest of $10,723 and have been capitalized at imputed interest rates of 10.00% to 19.04%.

Aggregate maturities of the amount of notes payable and capital leases at February 28, 2003 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2004	$ 683,478	$ 87,238	$ 770,716
2005	27,003	57,860	84,863
2006	23,904	-	23,904
2007	19,844	-	19,844
2008	21,121		21,121
Thereafter	127,932	-	127,932
	903,282	145,098	1,048,380
Amount representing interest	-	14,814	14,814
Total (a)	$ 903,282	$ 130,284	$ 1,033,566

(a) Total capital lease obligations represent present value of minimum lease payments.

10. Treasury Stock

On November 27, 2002, the Company mailed to its shareholders who own 99 or fewer shares of its common stock an offer to purchase the shares at $2.00 per share before January 8, 2003. The total number of shares owned by said small shareholders is less than 5% of the Company's outstanding shares. The total amount of shares repurchased was 9,447, for a total amount of $18,894. The Company purchased an additional 5,500 shares of common stock for $8,445 in 2003.

11. Minimum Operating Lease Commitments

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

In October 2002, one of the Company's subsidiaries in the medical division signed a four year lease for premises for an MRI facility that will be used to provide management services for a radiology practice.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending February 28,
2004	206,231
2005	154,610
2006	90,405
2007	86,420
$ 537,666

For the years ended February 28 2003, 2002 and 2001 rent expense totaled approximately $217,563, $211,000 and $172,000.

Other Commitments and Contingencies

In the normal course of business, the Company becomes a party to various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

12. Stock Options

Each non-employee director who owns less than 5% of the Company's stock is annually granted a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. As of February 28, 2003, three directors had been issued options totaling 12,000 shares, expiring through July 18, 2007, at option prices ranging from $1.00 to $2.00 per share.

As allowed by SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option grants to board members. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The Company has determined that utilizing the fair value method of SFAS 123 would have an immaterial effect on its results of operations for all periods presented.

13. Income Taxes

The (benefit) provision for income taxes consist of the following:

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001
Current:
Federal	$ -	$ -	$ -
State	14,124	13,606	10,936
Total current	14,124	13,606	10,936

Deferred:
Federal	(77,000)	-	-
State	(13,000)	-	-
Total deferred	(90,000)	-	-

Total	$ (75,876)	$ 13,606	$ 10,936

MFC and its subsidiaries filed consolidated tax returns with FRM through January 23, 2001, which had no federal tax liability due to current and prior year net operating losses. After January 23, 2001, MFC and its subsidiaries are not filing consolidated tax returns with FRM. MFC and its subsidiaries file individual state tax returns. The gain on sale of real estate, resulting from the recognition of deferred income from the sale of the Granby, Ct property in fiscal 2003 and the settlement of the Goshen receivables in fiscal 2002 were both included in taxable income of the Company's former parent in the years that the properties were sold.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $4,590,000. These losses will be available for future years, expiring through February 28, 2022. During fiscal 2003, the Company utilized $32,000 of its Federal NOL carryforwards. The Company, however, has taken a 94% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income through out the carryforward period to utilize the full amount available.

Significant components of deferred tax assets (liabilities) were as follows:

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001
Tax loss carryforwards	$ 1,560,591	$ 1,218,875	$ 521,273
Less valuation allowance	(1,470,591)	(1,218,875)	(521,273)
Deferred tax assets	$ 90,000	$ -	$ -

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	Year ended	Year ended	Year ended
	February 28,	February 28,	February 28,
	2003	2002	2001
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Statutory federal income tax
expense rate	34.0	34.0	(34.0)
Recognition of previously taxed
deferred income	(32.5)	(34.0)
Other permanent timing differences	0.2	-	-
Utilization of NOL carryforwards - current	(1.7)	-	-
Utilization of NOL carryforwards - deferred	(10.1)	-	-
Valuation allowance against
NOL carryforwards	-	-	34.0
State taxes, less federal
tax effect	1.6	1.6	1.0
	(8.5)	1.6	1.0

14. Discontinued Operations

On May 23, 2000, the Company committed to sell Wendcello Corp., the remaining subsidiary that operated in the food service division. On June 20, 2000, the Company completed the sale of Wendcello Corp., including all of its assets and liabilities, and received $1,575,000 in cash, resulting in a gain of approximately $381,000.

During the period from May 23, 2000 (the measurement date for discontinuing operations of the food service division) to June 20, 2000 (disposal date), net income from operations of the discontinued food service division was $11,700. The results of operations of Wendcello has been classified as discontinued operations.

A summary of the results of discontinued operations for the food services division is as follows for the year ended February 28, 2001:

Operating revenues, including gain on sale
of subsidiary of $381,182	$ 3,714,425
Operating expenses	3,316,091
Income from operations	398,334
Interest expense, net of interest (income)	(1,774)
Income before income taxes	400,108
Income taxes	1,080
Income from discontinued operations,
net of taxes	$ 399,028

15. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing, and (3) other, which is comprised of corporate overhead, Capco (which is inactive) and net assets of discontinued operations. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York and New Jersey.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

Business segment information follows:

	Real	Medical
	Estate	Financing	Other	Total
February 28, 2003
Total revenue from external customers	$ 1,036,962	$ 4,223,485	$ -	$ 5,260,447
Income (loss) from operations	830,668	434,088	(358,559)	906,197
Other expense (income), net	(923)	20,380	(2,469)	16,988
Income (loss) from continuing operations
before (benefit) provision for income taxes	831,591	413,708	(356,090)	889,209

Total assets	1,874,251	4,573,412	628,180	7,075,843

Capital expenditures	-	323,229	2,709	325,938
Depreciation and amortization	2,014	153,575	2,721	158,310

February 28, 2002
Total revenue from external customers	$ 1,116,723	$ 3,049,771	$ -	$ 4,166,494
Income (loss) from operations	860,092	314,119	(302,021)	872,190
Other expense (income), net	(2,778)	41,829	11,148	50,199
Income (loss) from continuing operations
before (benefit) provision for income taxes	862,870	272,290	(313,169)	821,991

Total assets	(20,473)	5,122,948	1,175,014	6,277,489

Capital expenditures	2,833	235,505	2,905	241,243
Depreciation and amortization	3,057	98,778	2,426	104,261

February 28, 2001
Total revenue from external customers	$ 304,260	$ 2,054,863	$ -	$ 2,359,123
Income (loss) from operations	(138,277)	(430,470)	(349,470)	(918,217)
Other expense (income), net	(9,928)	21,944	208,154	220,170
Income (loss) from continuing operations
before (benefit) provision for income taxes	(128,349)	(452,414)	(557,624)	(1,138,387)

Total assets	4,078,447	3,027,154	116,499	7,222,100

Capital expenditures	4,322	201,189	500	206,011
Depreciation and amortization	2,821	74,878	3,750	81,449

16. Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

Quarter

	First	Second	Third	Fourth	Total
Year ended February 28, 2003
Total revenue	$ 966,539	$ 1,145,965	$ 1,177,098	$ 1,970,845	$ 5,260,447

Net income	$ 31,867	$ 28,583	$ 20,004	$ 884,631	$ 965,085

Earnings per common share:
Basic and diluted income per common share	$ 0.02	$ 0.02	$ 0.01	$ 0.50	$ 0.54

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,790,000	1,790,000	1,789,665	1,779,590	1,787,350

Year ended February 28, 2002
Total revenue	$ 782,029	$ 926,082	$ 1,552,943	$ 905,440	$ 4,166,494

Net (loss) income	$ (43,777)	$ 50,869	$ 728,291	$ 73,002	$ 808,385

Earnings (loss) per common share:
Basic and diluted (loss) income
per common share	$ (0.02)	$ 0.03	$ 0.41	$ 0.04	$ 0.45

Number of shares used in computation
of basic and diluted loss per share	1,797,863	1,790,000	1,790,000	1,790,000	1,792,662

MFC Development Corp. and Subsidiaries

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Year ended February 28, 2003

Column A	Column B	Column C		Column D	Column E

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	(Deductions)	Period

February 28, 2003
Allowance for credit losses	$ 252,535	$ 11,750	$ -	$ -	$ 264,285
Allowance for billing adjustments	$ 318,817	$ -	$ 305,039	$ -	$ 623,856
Valuation allowance -
Deferred tax asset	$ 1,218,875	$ -	$ 341,716	$ (90,000)	$ 1,470,591

February 28, 2002
Allowance for credit losses	$ 233,345	$ 19,190	$ -	$ -	$ 252,535
Allowance for billing adjustments	$ 236,124	$ -	$ 82,693	$ -	$ 318,817
Valuation allowance -
Deferred tax asset	$ 521,273	$ -	$ 697,602	$ -	$ 1,218,875

February 28, 2001
Allowance for credit losses	$ 212,488	$ 20,857	$ -	$ -	$ 233,345
Allowance for billing adjustments	$ -	$ -	$ 236,124	$ -	$ 236,124
Valuation allowance -
Deferred tax asset	$ 728,169	$ -	$ (206,896)	$ -	$ 521,273

Allowance for Credit Losses: A periodic evaluation of the allowance for credit losses on finance receivables is based on the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the allowance calculation.

Allowance for Billing Adjustments: Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Schedule III - Real Estate and Accumulated Depreciation

Year ended February 28, 2003

Column A	Column B	Column C		Column D		Column E			Column F

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at Close of Period

Accumu-
			Buildings				Buildings		lated
	Encum-		& Improve-	Improve-	Carrying		& Improve-		Depre-
Description	brances	Land	ments	ments	Cost	Land	ments	Total	ciation

Partial investment
in condominium
development,
Hunter, NY	$ -	$ -	$ 467,560	$ 128,830	$ 62,946	$ 60,585	$ 890,773	$ 951,358	$ -

Total	$ -	$ -	$ 467,560	$ 128,830	$ 62,946	$ 60,585	$ 890,773	$ 951,358	$ -

	Column G	Column H	Column I
Line
where
	Date of		Depre-
	Constr-	Date	ciation
Columns	uction	Acquired	Computed
continued
from above	-	02/29/1996	N/A

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

	February 28, 2003		February 28, 2002		February 28, 2001

Balance at beginning of period		$ 625,713		$ 584,153		$ 655,880
Additions during period
Other acquisitions	-		-		-
Improvements, etc.	325,645		75,183		45,401
Capitalized carrying costs	-	325,645	-	75,183	-	45,401
		951,358		659,336		701,281
Deductions during period
Cost of real estate sold	-		33,623		117,128
		-		33,623		117,128
Balance at close of period		$ 951,358		$ 625,713		$ 584,153

The Federal Income Tax Basis of the Hunter property is $1,230,367.

Schedule IV - Mortgage Loans on Real Estate

Year ended February 28, 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H

							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Monthly	Prior	Amount of	Amount of	Principal
Description	Rate	Date	Payment	Liens	Mortgages	Mortgages	or Interest

Second mortgage
Office building,
Granby, CT		03/08/17		$2,436,759	$ 946,732	$ 946,732	$ -
through 3/1/06	7%		$ 5,523
4/1/06-3/8/17	9%		$ 9,863

					$ 946,732	$ 946,732	$ -

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

	February 28, 2003		February 28, 2002		February 28, 2001

Balance at beginning of period		$ 975,792		$ 3,152,683		$ 3,179,280
Additions during period
New mortgage loans	-		-		-
		-		-		-
		975,792		3,152,683		3,179,280
Deductions during period
Collection of principal	29,060		1,342,518		26,597
Settlement of Goshen receivables	-		834,373		-
		29,060		2,176,891		26,597
Balance at close of period		$ 946,732		$ 975,792		$ 3,152,683

EXHIBIT INDEX

All exhibits are incorporated herein by reference to Amendment No. 3 to Form 10 dated January 17, 2001.

Exhibit Number	Exhibit Description

3.01	Certificate of Incorporation of the Company
3.03	Amended By-Laws of the Company
5.01	Opinion of Tanner Propp, LLP
21.01	A list of subsidiaries of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2003.

MFC DEVELOPMENT CORP.

/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2003.

/s/ LESTER TANNER
Lester Tanner President and Director (Principal Executive Officer)

/s/ DAVID MICHAEL
David Michael Director

/s/ VICTOR BRODSKY
Victor Brodsky Director

/s/ ANDERS STERNER
Anders Sterner Director

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Annual Report of the Company on Form 10-K for the period ended February 28, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

May 22, 2003

/s/ LESTER TANNER	/s/ VICTOR BRODSKY
Lester Tanner President and Chief Executive Officer	Victor Brodsky Vice President and Chief Financial Officer

CERTIFICATIONS

I, Lester Tanner, certify that:

  I have reviewed this annual report on Form 10-K of MFC Development Corp;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 22, 2003
/s/ LESTER TANNER
Lester Tanner President and Chief Executive Officer

CERTIFICATIONS

I, Victor Brodsky, certify that:

  I have reviewed this annual report on Form 10-K of MFC Development Corp;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 22, 2003
/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer