Form 10-Q
period 2003-05-31
MFC DEVELOPMENT CORP
filed 2003-07-14
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of the close of business on July 14, 2003, 1,775,053 shares of the issuer's classes of common stock, par value of $.001per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MFC Development Corp. and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 90,026	$ 247,129
Finance receivables, net	2,504,431	2,540,340
Management fee receivables, net	1,172,415	1,058,188
Other current assets	112,021	138,694
Total current assets	3,878,893	3,984,351

Property and equipment:
Property and equipment, at cost	1,190,307	1,116,109
Less accumulated depreciation and amortization	495,671	447,809
	694,636	668,300

Other assets:
Real estate held for development and sale	1,305,063	951,358
Mortgage and note receivable	946,732	946,732
Loans receivable	237,176	237,176
Investment in unconsolidated subsidiaries	103,951	103,951
Deferred tax asset, net	90,000	90,000
Other	89,437	93,975
Total other assets	2,772,359	2,423,192

Total assets	$ 7,345,888	$ 7,075,843

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2003	2003
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 290,410	$ 365,156
Current portion of notes payable	908,289	758,884
Income taxes payable	1,439	3,507
Total current liabilities	1,200,138	1,127,547

Other liabilities:
Notes payable	260,471	274,682
Due to co-investors	138,820	-
Other	24,000	28,500
Total other liabilities	423,291	303,182

Minority interest in subsidiary	5,000	5,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(212,123)	(289,468)
	5,758,097	5,680,752
Less treasury stock, at cost - 24,947 shares at May 31, 2003
and February 28, 2003	(40,638)	(40,638)
Total stockholders' equity	5,717,459	5,640,114

Total liabilities and stockholders' equity	$ 7,345,888	$ 7,075,843

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statement of Earnings (Unaudited)

	Three months ended
	May 31,
	2003	2002
Revenues
Income from the purchase
and collections of medical receivables	$ 428,402	$ 411,356
Medical management service fees	445,587	507,522
Rental income	25,802	25,802
Interest from mortgages	16,566	21,859
Other real estate	174,573	-
Total revenues	1,090,930	966,539

Costs and expenses
Medical receivables	423,569	364,624
Medical management services	367,377	400,477
Real estate	54,134	54,719
Corporate expenses and other	91,099	79,724
Depreciation and amortization	52,384	32,098
Total costs and expenses	988,563	931,642

Income from operations	102,367	34,897

Other income (expense):
Interest income	-	9,784
Interest expense	(22,052)	(9,928)
	(22,052)	(144)

Income from operations before provision for income taxes	80,315	34,753
Provision for income taxes	2,970	2,886
Net income	$ 77,345	$ 31,867

Earnings per common share:
Basic and diluted earnings per common share	$ 0.04	$ 0.02

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,790,000

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Unaudited)

							Total
			Additional				Stock-	Compre-
	Common	Stock	Paid-In	Accumulated	Treasury	Stock	holders'	hensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Income

Balance, February 28, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (289,468)	24,947	$ (40,638)	$ 5,640,114
Purchase of treasury stock	-	-	-	-	-	-	-
Net income	-	-	-	77,345	-	-	77,345	$ 77,345
Comprehensive income	-	-	-	-	-	-	-	$ 77,345
Balance, May 31, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (212,123)	24,947	$ (40,638)	$ 5,717,459

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	May 31,	May 31,
	2003	2002
Cash flows from operating activities
Net income	$ 77,345	$ 31,867
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	52,384	32,098
Gain on adjustments of amounts due to co-investors	(174,573)	-
Provision for bad debts	3,722	2,814
Changes in operating assets and liabilities:
Increase in management fee receivables	(114,227)	(86,560)
Additions to real estate held for development and sale	(15,312)	(1,000)
Payment to co-investor on property previously sold	(25,000)	-
Prepaid expenses, miscellaneous receivables and other assets	26,688	(67,606)
Accounts payable, accrued expenses and taxes	(76,814)	(34,044)
Other liabilities	(4,500)	(3,000)
Net cash used in operating activities	(250,287)	(125,431)

Cash flows from investing activities
Capital expenditures and intangible assets	(66,733)	(29,823)
Finance receivables	32,187	(233,868)
Principal payments on notes receivable	-	7,689
Loan receivable	-	(15,186)
Net cash used in investing activities	(34,546)	(271,188)

Cash flows from financing activities
Proceeds of notes payable	175,000	-
Principal payments on notes payable	(47,270)	(175,997)
Net cash provided by (used in) financing activities	127,730	(175,997)

Net decrease in cash and cash equivalents	(157,103)	(572,616)
Cash and cash equivalents, beginning of period	247,129	1,338,214

Cash and cash equivalents, end of period	$ 90,026	$ 765,598

Additional cash flow information
Interest paid	$ 22,965	$ 12,201
Income taxes paid	$ 4,979	$ 8,432

Noncash investing and financing activities
Assets acquired under capital leases	$ 7,464	$ -

See accompanying notes.

MFC Development Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2003; results of operations for the three months ended May 31, 2003 and 2002; cash flows for the three months ended May 31, 2003 and 2002; and changes in stockholders' equity for the three months ended May 31, 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The consolidated balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Property and Equipment

Property and equipment consists of the following:

	May 31,	February 28,
	2003	2003
	(unaudited)
Leasehold improvements	$ 98,547	$ 90,117
Computer equipment & software	533,833	485,968
Medical equipment	141,757	131,318
Equipment under capital leases	350,192	342,728
Other equipment and furniture	65,978	65,978
	1,190,307	1,116,109
Less accumulated depreciation and amortization	495,671	447,809
Property and equipment, net	$ 694,636	$ 668,300

4. Finance and Management Fee Receivables, Net

Net finance and management fee receivables consist of the following:

	May 31,	February 28,
	2003	2003
	(unaudited)
Gross finance receivables	$ 4,465,754	$ 4,902,950
Allowance for credit losses	(268,007)	(264,285)
Deferred finance income	(219,357)	(223,390)
	3,978,390	4,415,275
Due to finance customers	(1,473,959)	(1,874,935)
Net finance receivables	$ 2,504,431	$ 2,540,340

Gross management fee receivables	$ 1,899,579	$ 1,682,044
Allowance for billing adjustments	(727,164)	(623,856)
Net management fee receivables	$ 1,172,415	$ 1,058,188

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

There is approximately $5,223,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 8).

5. Real Estate Held for Development and Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three condominium units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property  (see Note 8). The Company is capitalizing interest and loan acquisition costs during the construction period. For the three months ended May 31, 2003, $3,000 of interest costs were capitalized.

6. Other Real Estate Revenue

The Company's real estate assets currently include property held for development and sale in Hunter, New York and a mortgage and note receivable on property previously sold. The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon payment in full of the Granby mortgage note, co-investors will share in the positive cash flow from the collections of the note, after deducting costs and expenses of carrying and developing the related property. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and the Company reevaluated balances owed to the current co-investors as a result of the current development at the property. Accordingly, amounts payable to all co-investors were adjusted, resulting in a net gain of $175,000.

7. Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold is included in real estate held for development and sale as reduction to the asset. Amounts payable to co-investors on property that has previously been sold and is subject to the final collection of a mortgage note receivable is recorded as a liability.

8. Notes Payable

Notes payable include the following:

	May, 31	February 28,
	2003	2003
	(unaudited)
Series A Bonds	$ 750,000	$ 575,000
Series B Bonds	25,000	25,000
Bank loans	238,524	240,472
Promissory note	44,295	62,810
Capital lease obligations	110,941	130,284
	1,168,760	1,033,566
Less current maturities	908,289	758,884
Long-term debt	$ 260,471	$ 274,682

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at May 31, 2003. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to six of the bondholders. Another director and shareholder holds a $25,000 bond.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, NY and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There was one $25,000 Bond outstanding at May 31, 2003, which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Ct.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. As of May 31, 2003, the Company's borrowing on this loan was $217,500. The terms of the loan call for monthly payments of interest until the earlier of the loan being fully disbursed or June 1, 2003, at which time it converts into a term loan with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan is secured by the Hunter property and is guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

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

Interest expense on related party borrowings for the three months ended May 31, 2003 and 2002 was $1,132 and $6,575.

Capital Lease Obligations. The Company has acquired certain equipment under various capital leases expiring in 2005. The leases provide for monthly payments of principal and interest of $6,594 and have been capitalized at imputed interest rates of 10.75% to 19.12%.

Aggregate maturities of the amount of notes payable and capital leases at May 31, 2003 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2004 (a)	$ 838,014	$ 59,350	$ 897,364
2005	27,003	61,148	88,151
2006	23,905	3,288	27,193
2007	19,844	274	20,118
2008	21,121		21,121
Thereafter	127,932	-	127,932
	1,057,819	124,060	1,181,879
Amount representing interest	-	13,119	13,119
Total (b)	$ 1,057,819	$ 110,941	$ 1,168,760

(a) Amount for 2004 represents remaining nine months of fiscal year
(b) Total capital lease obligations represent present value of minimum lease payments.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended
	May 31,	May 31,
	2003	2002
Current:
Federal	$ -	$ -
State	2,970	2,886
Total current	2,970	2,886

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total	$ 2,970	$ 2,886

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $4,590,000 as of February 28, 2003, the close of its last fiscal tax year. These losses will be available for future years, expiring through February 28, 2022. The Company, has taken a 94% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income through out the carryforward period to utilize the full amount available.

10. Commitments and Contingencies

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the three months ended May 31, 2003 and 2002 follows:

	Real	Medical
	Estate	Financing	Other	Total
Three months ended May 31,
2003
Total revenue from external customers	$ 216,941	$ 873,989	$ -	$ 1,090,930
Income (loss) from operations	162,362	31,725	(91,720)	102,367
Other expense (income), net	568	21,484	-	22,052
Income (loss) from operations before
provision for income taxes	161,794	10,240	(91,719)	80,315

Total assets	2,190,799	4,536,599	618,490	7,345,888

Capital expenditures	-	74,197	-	74,197
Depreciation and amortization	445	51,318	621	52,384

2002
Total revenue from external customers	$ 47,661	$ 918,878	$ -	$ 966,539
Income (loss) from operations	(7,562)	122,781	(80,322)	34,897
Other expense (income), net	(923)	2,450	(1,383)	144
Income (loss) from operations before
provision for income taxes	(6,639)	120,331	(78,939)	34,753

Capital expenditures	-	29,823	-	29,823
Depreciation and amortization	504	30,996	598	32,098

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, a legislative change in insurance regulations would affect the future purchases of medical receivables, changes in the real estate and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10K for the year ended February 28, 2003.

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

RESULTS OF OPERATIONS

2003 Period Compared to the 2002 Period

The Company's revenues from operations for the three months ended May 31, 2003 ("2003") were $1,091,000, an increase of $124,000 or 13% as compared to the three months ended May 31, 2002 ("2002"). The increase was a result of increase in the real estate division, offset by a decrease in the medical division.

Revenue in the real estate division increased in 2003 by  $169,000, to $217,000. The increase was due to net adjustments to amounts due to co-investors of $175,000, offset by a $6,000 decrease in interest income from the Granby mortgage. During the quarter ended May 31, 2003, the Company paid in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

The $45,000 decrease in revenues in the medical division was due to a decrease in medical management service fees, offset by an increase in income from the purchase and collection of medical claims. The decrease in management fees of $62,000 (12%)  in 2003, was a result of the decrease in management services that the Company provides to two of its finance clients. The decrease in fees is related to a decrease in the size of the medical practices that the Company services. The Company bills for its services based on the amount of expenses that it incurs on behalf of these practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

The 4% increase in income from the purchase and collection of medical claims of $17,000 in 2003 was primarily due to an increase of $76,000 in additional collection services, offset by a decrease of $55,000 in earned fees from the purchase of medical claims.  The additional collection services that are provided to  clients also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables. The decrease in earned fees is a result of the Company continuing to be more selective in the bill purchasing process due to new State insurance department regulations that make collections more difficult.

Costs and expenses from operations increased by $57,000 (6%) to $989,000 in 2003. The increase  was due to increases of $27,000 in the medical division, $11,000 in corporate expenses and other, and $20,000 in depreciation and amortization, offset by a decrease of $1,000 in the real estate division.

The 4% increase in costs and expenses in the medical division in 2003 was due to an increase of $59,000 (16%) in medical receivable expenses, offset by a decrease of $32,000 (8%) of expenses that are related to the management of finance clients' medical practices. The increases in medical receivable expenses in 2003 were primarily due to (i) increases in employment costs, including annual salary increases and new employees needed to provide the additional collection services that the Company now provides, (ii) other costs that are related to the additional collection services and (iii) new banking fees that are related to client services. In addition, the Company has also continued to be more selective in the bill-purchasing process, which results in reduced bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The 8% decrease in medical management expenses in 2003 are related to the 12% decrease in revenues for the same period. The Company incurred less expenses due to a decrease in the management client's radiology practices. As expenses decrease, the Company bills less for the services it provides.

The increase in corporate expenses and other of $11,000 (14%) in 2003 are primarily due to increases in executive salaries and a reallocation of administrative salaries from the real estate division. The increase in depreciation and amortization of $20,000 (63%) in 2003 is attributable to increased capital expenditures in the medical financing division, continuing the Company's trend of relying on technology to perform formerly labor intensive functions.

The net decrease of $1,000 in the real estate division in 2003 was due to an increase in executive salaries, offset by a reallocation of administrative salaries to corporate and other.

Net interest expense in 2003 was $22,000, compared to $-0- in 2002. The increase in 2003 was caused by additional borrowing due to (i) the amount of time insurance claims receivable are outstanding as a result of new regulations that make the collection process more difficult and (ii) the increase in management service fees receivable. The management clients' collection cycle of their insurance claims has lengthened due to the same new regulations that make it more difficult to process their receivables. If there is a delay in the management clients' collection, then there is a lesser amount available for payment of the management fee receivables. These delays, which are timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

For the reasons described above, the Company recorded net income from operations of $77,000 in 2003, an increase of $45,000 (141%) from $32,000 in 2002.

Liquidity and Capital Resources

The Company's two business activities during the three months ended May 31, 2003 resulted in a decrease of cash in the amount of $157,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. Changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. The emphasis on these prospective clients will be for less cash intensive services, such as billing, collections and other management services. The funds for those needs are expected to be provided from existing cash and an additional $125,000 of Series B Bonds that were issued after the year end. Additional funds may be provided by additional asset-based borrowing facilities, refinancing of assets under capital leases and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages, except for the construction loan that is being used to finance the current property renovation. Further development of this property, at any significant cost, is expected to be funded by additional proceeds from the construction loan, the issuance of Series B Bonds, other asset-based financing, the sale of property under renovation or the sale of other property in Hunter.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund continued expansion of its medical financing and management service business, its company-wide working capital needs, and its expected investments in property and equipment. The Company intends to pace its growth in the medical division to its capacity to provide the funds internally and from its financing activities.

Cash used by operations in 2003 was $250,000, as compared to $125,000 being used in 2002. The $125,000 increase in cash used by operations in 2003 was due to (i) a decrease in net income after adjustments for non cash items of depreciation, real estate gains and provision for bad debts, the net of these items totaling $109,000. (ii) an increase in the additions to management fee receivables of $28,000,  (iii) an increase of $15,000 in expenditures on real estate  primarily due to the conversion of a vacant office building into townhouse units and (iv) payment of $25,000 to a co-investor on property previously sold. These increases in the use of cash were offset by fluctuations in operating assets and liabilities of $52,000, primarily caused by timing differences.

Cash used by investing activities was $35,000 in 2003 as compared with the $271,000 being used in 2002. The decrease in the use of cash in 2003 of $236,000 was primarily due to (ii) $266,000 net decrease in funds used to purchase medical claims receivable, offset by a $37,000 increase in capital expenditures for computers and software projects. The capital expenditures for technology continues the program begun last year, which has significantly decreased the time required to perform collection tasks. The use of this technology will also enable the Company to expand its range of services beyond the current finance product that that it now offers.

Net cash provided by financing activities was $128,000 in 2003 as compared with the $176,000 used in 2002. The $304,000 increase in cash being provided in 2003 was due to $128,000 of net borrowing in 2003, as compared to $176,000 of debt repayments in 2002. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable and management service fees, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of May 31, 2003.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 1,057,819	$ 844,765	$ 69,281	$ 31,932	$ 111,841
Operating Leases	486,109	193,326	292,783	-	-
Capital Leases	124,060	74,637	49,423	-	-

Total	$ 1,667,988	$ 1,112,728	$ 411,487	$ 31,932	$ 111,841

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

MFC DEVELOPMENT CORP.

July 14, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended May 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

July 14, 2003

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

July 14, 2003	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

July 14, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer