Form 10-Q
period 2003-08-31
MFC DEVELOPMENT CORP
filed 2003-10-14
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on October 14, 2003, 1,775,053 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding. (x)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 43,904	$ 247,129
Finance receivables, net	2,383,974	2,540,340
Management fee receivables, net	1,400,408	1,058,188
Other current assets	105,899	138,694
Total current assets	3,934,185	3,984,351

Property and equipment:
Property and equipment, at cost	1,253,882	1,116,109
Less accumulated depreciation and amortization	547,029	447,809
	706,853	668,300

Other assets:
Real estate held for development and sale	1,394,615	951,358
Mortgage and note receivable	946,732	946,732
Loans receivable	237,176	237,176
Investment in unconsolidated subsidiaries	103,951	103,951
Deferred tax asset, net	90,000	90,000
Other	84,528	93,975
Total other assets	2,857,002	2,423,192

Total assets	$ 7,498,040	$ 7,075,843

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2003	2003
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 287,238	$ 365,156
Current portion of notes payable	1,092,222	758,884
Income taxes payable	4,408	3,507
Total current liabilities	1,383,868	1,127,547

Other liabilities:
Notes payable	309,761	274,682
Due to co-investors	138,820	-
Other	18,000	28,500
Total other liabilities	466,581	303,182

Minority interest in subsidiary	5,000	5,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(286,991)	(289,468)
	5,683,229	5,680,752
Less treasury stock, at cost - 24,947 shares at August 31, 2003
and February 28, 2003	(40,638)	(40,638)
Total stockholders' equity	5,642,591	5,640,114

Total liabilities and stockholders' equity	$ 7,498,040	$ 7,075,843

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	August 31,		August 31,
	2003	2002	2003	2002
Revenues
Income from the purchase
and collections of medical receivables	$ 478,470	$ 516,456	$ 906,872	$ 927,812
Medical management service fees	413,032	581,974	858,619	1,089,496
Rental income	25,802	25,802	51,604	51,604
Interest from mortgages	16,568	21,733	33,134	43,592
Other real estate	-	-	174,573	-
Total revenues	933,872	1,145,965	2,024,802	2,112,504

Costs and expenses
Medical receivables	446,970	446,546	870,539	811,170
Medical management services	335,247	477,857	702,624	878,334
Real estate	52,566	60,553	106,700	115,272
Corporate expenses and other	88,306	93,583	179,405	173,307
Depreciation and amortization	55,883	36,209	108,267	68,307
Total costs and expenses	978,972	1,114,748	1,967,535	2,046,390

Income (loss) from operations	(45,100)	31,217	57,267	66,114

Other income (expense):
Interest income	-	6,354	-	16,138
Interest expense	(26,275)	(6,152)	(48,327)	(16,080)
	(26,275)	202	(48,327)	58

Income (loss) from operations before provision for income taxes	(71,375)	31,419	8,940	66,172
Provision for income taxes	3,493	2,836	6,463	5,722
Net income (loss)	$ (74,868)	$ 28,583	$ 2,477	$ 60,450

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$ (0.04)	$ 0.02	$ 0.00	$ 0.03

Number of shares used in computation of basic and
diluted earnings (loss) per share	1,775,053	1,790,000	1,775,053	1,790,000

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total
			Additional				Stock-	Compre-
	Common	Stock	Paid-In	Accumulated	Treasury	Stock	holders'	hensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Income

Balance, February 28, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (289,468)	24,947	$ (40,638)	$ 5,640,114
Net income	-	-	-	2,477	-	-	2,477	$ 2,477
Comprehensive income	-	-	-	-	-	-	-	$ 2,477
Balance, August 31, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (286,991)	24,947	$ (40,638)	$ 5,642,591

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	August 31,	August 31,
	2003	2002
Cash flows from operating activities
Net income	$ 2,477	$ 60,450
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	108,267	68,307
Gain on adjustments of amounts due to co-investors	(174,573)	-
Provision for bad debts	8,858	6,272
Changes in operating assets and liabilities:
Increase in management fee receivables	(342,220)	(120,342)
Additions to real estate held for development and sale	(32,364)	(40,650)
Payment to co-investor on property previously sold	(25,000)	-
Prepaid expenses, miscellaneous receivables and other assets	33,196	(104,707)
Accounts payable, accrued expenses and taxes	(77,017)	(46,551)
Other liabilities	(10,500)	(7,500)
Net cash used in operating activities	(508,876)	(184,721)

Cash flows from investing activities
Capital expenditures and intangible assets	(130,310)	(67,474)
Finance receivables	147,508	(646,989)
Principal payments on notes receivable	-	15,554
Loan receivable	-	(30,835)
Net cash provided by (used in) investing activities	17,198	(729,744)

Cash flows from financing activities
Proceeds of notes payable	375,000	125,000
Principal payments on notes payable	(86,547)	(301,832)
Net cash provided by (used in) financing activities	288,453	(176,832)

Net decrease in cash and cash equivalents	(203,225)	(1,091,297)
Cash and cash equivalents, beginning of period	247,129	1,338,214

Cash and cash equivalents, end of period	$ 43,904	$ 246,917

Additional cash flow information
Interest paid	$ 51,467	$ 18,355
Income taxes paid	$ 4,979	$ 8,432

Non-cash investing and financing activities
Assets acquired under capital leases	$ 7,464	$ -
Disbursement of construction loan to contractor	$ 72,500	$ -

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2003; results of operations for the six months and three months ended August 31, 2003 and 2002; cash flows for the six months ended August 31, 2003 and 2002; and changes in stockholders' equity for the six months ended August 31, 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The consolidated balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Property and Equipment

Property and equipment consists of the following:

	August 31,	February 28,
	2003	2003
	(unaudited)
Leasehold improvements	$ 106,033	$ 90,117
Computer equipment & software	565,102	485,968
Medical equipment	166,577	131,318
Equipment under capital leases	350,192	342,728
Other equipment and furniture	65,978	65,978
	1,253,882	1,116,109
Less accumulated depreciation and amortization	547,029	447,809
Property and equipment, net	$ 706,853	$ 668,300

As of August 31, 2003 and February 28, 2003, accumulated amortization of equipment under capital leases was $148,276 and $123,804.

4. Finance and Management Fee Receivables, Net

Net finance and management fee receivables consist of the following:

	August 31,	February 28,
	2003	2003
	(unaudited)
Gross finance receivables	$ 4,119,532	$ 4,902,950
Allowance for credit losses	(273,143)	(264,285)
Deferred finance income	(179,727)	(223,390)
	3,666,662	4,415,275
Due to finance customers	(1,282,688)	(1,874,935)
Net finance receivables	$ 2,383,974	$ 2,540,340

Gross management fee receivables	$ 2,217,021	$ 1,682,044
Allowance for billing adjustments	(816,613)	(623,856)
Net management fee receivables	$ 1,400,408	$ 1,058,188

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

There is approximately $4,683,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 8).

5. Real Estate Held for Development and Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property  (see Note 8). The Company is capitalizing interest and loan acquisition costs during the construction period. For the six months ended August 31, 2003, $7,000 of interest costs were capitalized.

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

7. Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold is included in real estate held for development and sale, as a reduction to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, is recorded as a liability.

8. Notes Payable

Notes payable include the following:

	August 31,	February 28,
	2003	2003
	(unaudited)
Series A Bonds	$ 750,000	$ 575,000
Series B Bonds	225,000	25,000
Bank loans	306,833	240,472
Promissory note	25,500	62,810
Capital lease obligations	94,650	130,284
	1,401,983	1,033,566
Less current maturities	1,092,222	758,884
Long-term debt	$ 309,761	$ 274,682

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at August 31, 2003. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2003 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to six of the bondholders. Another director and shareholder holds a $25,000 bond and is a related to a bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, NY and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $225,000 of Bonds outstanding at August 31, 2003, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to two of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, CT.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. The terms of the loan call for monthly payments of interest through June 1, 2003, at which time it converted into a term loan with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan is secured by the Hunter property and is guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

Bank Loan - Equipment: In September 2002, the Company obtained a $27,000 loan secured by certain existing computer equipment. This loan is for a term of 36 months with monthly payments of $916 for principal and interest at the rate of 14% per annum. There were no commitment fees paid in connection with this loan.

Promissory Note: In November 2002, the Company became obligated under a $75,000 note for a 25% and 33% equity interest in two Limited Liability Companies. The terms of the note call for 12 monthly payments, beginning in January 2003, of $6,455 for principal and interest at the rate of 6% per annum. The note is secured by the Company's membership interest in the two Limited Liability Companies.

Interest expense on related party borrowings for the three months and six months ended August 31, 2003 and 2002 was $1,124 and $2,256.

Capital Lease Obligations. The Company has acquired certain equipment under various capital leases expiring in 2005. The leases provide for monthly payments of principal and interest of $6,594 and have been capitalized at imputed interest rates of 10.75% to 19.12%.

Aggregate maturities of the amount of notes payable and capital leases at August 31, 2003 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2004 (a)	$ 1,012,935	$ 39,567	$ 1,052,502
2005	22,066	61,148	83,214
2006	18,649	3,288	21,937
2007	14,251	274	14,525
2008	15,167	-	15,167
Thereafter	224,265	-	224,265
	1,307,333	104,277	1,411,610
Amount representing interest	-	9,627	9,627
Total (b)	$ 1,307,333	$ 94,650	$ 1,401,983

(a) Amount for 2004 represents remaining six months of fiscal year
(b) Total capital lease obligations represent present value of minimum lease payments.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended		Six months ended
	August 31,		August 31,
	2003	2002	2003	2002
Current:
Federal	$ -	$ -	$ -	$ -
State	3,493	2,836	6,463	5,722
Total current	3,493	2,836	6,463	5,722

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total	$ 3,493	$ 2,836	$ 6,463	$ 5,722

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

11. Earnings per Share

Earnings (loss) per common share for each of the periods presented is calculated by dividing net income by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

12. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing, and (3) other. "Other" is comprised of corporate overhead and Capco, which is inactive. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the six months and three months ended August 31, 2003 and 2002 follows:

	Real	Medical
	Estate	Financing	Other	Total
Three months ended August 31,

2003
Total revenue from external customers	$ 42,370	$ 891,502	$ -	$ 933,872
Income (loss) from operations	(10,641)	54,468	(88,927)	(45,100)
Other expense (income), net	552	25,723	-	26,275
Income (loss) from operations before
provision for income taxes	(11,193)	28,745	(88,927)	(71,375)

Total assets	2,228,049	4,652,519	617,472	7,498,040

Capital expenditures	-	63,577	-	63,577
Depreciation and amortization	445	54,817	621	55,883

2002
Total revenue from external customers	$ 47,535	$ 1,098,430	$ -	$ 1,145,965
Income (loss) from operations	(13,520)	138,918	(94,181)	31,217
Other expense (income), net	-	796	(998)	(202)
Income (loss) from operations before
provision for income taxes	(13,520)	138,122	(93,183)	31,419

Capital expenditures	-	37,651	-	37,651
Depreciation and amortization	502	35,109	598	36,209

Six months ended August 31,

2003
Total revenue from external customers	$ 259,311	$ 1,765,491	$ -	$ 2,024,802
Income (loss) from operations	151,721	86,193	(180,647)	57,267
Other expense (income), net	1,120	47,207	-	48,327
Income (loss) from operations before
provision for income taxes	150,601	38,986	(180,647)	8,940

Capital expenditures	-	137,774	-	137,774
Depreciation and amortization	890	106,135	1,242	108,267

2002
Total revenue from external customers	$ 95,196	$ 2,017,308	$ -	$ 2,112,504
Income (loss) from operations	(21,082)	261,699	(174,503)	66,114
Other expense (income), net	(923)	3,246	(2,381)	(58)
Income (loss) from operations before
provision for income taxes	(20,159)	258,453	(172,122)	66,172

Capital expenditures	-	67,474	-	67,474
Depreciation and amortization	1,006	66,105	1,196	68,307

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes in the business of the Company's medical provider clients, a legislative change in insurance regulations would affect the future purchases of medical receivables, changes in the real estate and financial markets, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended August 31, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2003.

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

The medical segment consists of three Limited Liability Companies, which act as service organizations for providers of medical services, and a wholly-owned subsidiary, Medical Financial Corp., which purchases medical insurance claims receivable, paying cash to the medical provider in return for a negotiated fee.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the consolidated financial statements are allowance for doubtful accounts and the valuation allowance against its deferred tax asset, and revenue recognition.

Allowance for Doubtful Accounts

Mortgage and note receivable: The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the value of the collateral is in excess of the related receivables. The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans, and any prior write-downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

Finance and management receivables: Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry, and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

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

Purchase and Collection of Medical Insurance Claims Receivables: A fee is charged to medical providers upon the purchase of their accounts receivable by the Company. The fee is for the up-front payment that the Company makes upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income is deferred and recognized over the contractual collection period in proportion to the costs of collection. The deferred fee income is netted against finance receivables. The Company is not entitled to interest on unpaid principal balances.

Medical Management Service Fees: Three subsidiaries provide additional management services to certain medical practices. Management fees are billed to these medical practices monthly in amounts that are relative to the expenses and services provided by the Company for that month. The accrual method of accounting is used to record all management service fees.

RESULTS OF OPERATIONS

2003 Period Compared to the 2002 Period

The Company's revenues from operations for the three months ended August 31, 2003 ("2003") were $933,000, a decrease of $213,000 or 19% as compared to the three months ended August 31, 2002 ("2002"). The change was a result of decreases in both the medical and real estate divisions. The Company's revenues from operations for the six months ended August 31, 2003 ("2003") were $2,025,000, a decrease of $88,000 or 4% as compared to the six months ended August 31, 2002 ("2002"). The net change was a result of a decrease in the medical division, offset by an increase  in the real estate division. The following table summarizes the Company's changes in revenue (in thousands) for the three months and six months ended August 31, 2003.

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2003	2002	$	%	2003	2002	$	%
Revenues:
Income from the purchase
and collections of medical receivables
Earned purchase discounts	$ 260	$ 389	$ (129)		$ 506	$ 690	$ (184)
Other collection fees	218	127	91		401	238	163
	478	516	(38)	(7)%	907	928	(21)	(2)%
Medical management service fees	413	582	(169)	(29)%	858	1,089	(231)	(21)%
Total medical	891	1,098	(207)	(19)%	1,765	2,017	(252)	(12)%

Rental income	26	26	-		52	52	-
Interest from mortgages	16	22	(6)		33	44	(11)
Other real estate	-	-	-		175	-	175
Total real estate	42	48	(6)	(13)%	260	96	164	171%

Total revenues	$ 933	$ 1,146	$ (213)	(19)%	$ 2,025	$ 2,113	$ (88)	(4)%

The $207,000 and $252,000 decreases in revenues in the medical division for the three month and six month periods ended in 2003 were due to decreases in both income from the purchase and collection of medical claims and in management fees. The 7% and 2% decreases in income from the purchase and collection of medical claims of $38,000 and $21,000 in the three month and six month periods ended in 2003 were due to decreases in the amount of insurance claims purchased, resulting in a decrease in fees, offset by an increase in the additional collection services that are now being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables. The decrease in earned fees is a result of the Company continuing to be more selective in the bill purchasing process due to new State insurance department regulations that make collections more difficult.

The decreases in management fees of $169,000 (29%) and $231,000 (21%) for the three months and six months ended in 2003, were a result of the decrease in management services that the Company provides to one of the two finance clients it manages. The decrease in management fees from that client is related to a decrease in the size of its medical practice. The Company bills for its services based on the amount of expenses that it incurs on behalf of these practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Revenue in the real estate division decreased by $6,000, to $42,000, in the three month period and increased by $164,000, to $260,000 in the six month period. The decrease in the three month period was due to a decrease in interest income from the Granby mortgage. The increase in the six month period was due to net adjustments to amounts due to co-investors of $175,000, offset by an $11,000 decrease in interest income from the Granby mortgage. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

The following table summarizes the Company's changes in costs and expenses (in thousands) for the three months and six months ended August 31, 2003.

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2003	2002	$	%	2003	2002	$	%
Costs and expenses:
Medical receivables	$ 447	$ 447	$ -	-%	$ 871	$ 811	$ 60	7%
Medical management services	335	478	(143)	(30)%	703	879	(176)	(20)%
Total medical	782	925	(143)	(15)%	1,574	1,690	(116)	(7)%
Real estate	53	61	(8)	(13)%	107	115	(8)	(7)%
Corporate expenses and other	88	93	(5)	(5)%	179	173	6	3%
Depreciation and amortization	56	36	20	56%	108	68	40	59%
Total costs and expenses	$ 979	$ 1,115	$ (136)	(12)%	$ 1,968	$ 2,046	$ (78)	(4)%

The 15% decrease in costs and expenses in the medical division for the three month period was due to a decrease of $143,000 (30%) of expenses that are related to the management of two finance clients' medical practices. There was no change in medical receivable expenses during the three month period ended in 2003 as compared to the same period in 2002.  The 7% decrease for the six month period was due to a decrease in medical management expenses of $176,000 (20%), offset by an increase of $60,000 (7%) in medical receivable expenses.

The 30% and 20% decrease in medical management expenses for the three months and six months ended in 2003 are related to the 29% and 21% decreases in revenues for the same periods. The Company incurred less expenses due to a decrease in one of the management client's radiology practices. As expenses decrease, the Company bills less for the services it provides.

The consistent level of medical receivable expenses for the three month period ended in 2003 compared to 2002 was due to the net increases and decreases of various expenses, which are primarily increases in employment costs, due to annual salary increases and new employees needed to provide the additional collection services that the Company now provides, offset by a decrease in postage expenses due to a less costly method of mailing medical bills and the related packages to the insurance carriers. There were increases in other expenses during the three months ended May 31, 2003 that stabilized and had no effect on the current three month period.

The $60,000 increase in medical receivable expenses for the six month period ended in 2003 was primarily due to (i) increases in employment costs, including annual salary increases and new employees needed to provide the additional collection services that the Company now provides, (ii) other costs that are related to the additional collection services, and (iii) new banking fees that are related to client services, offset by a decrease in postage expenses due to a less costly method of mailing medical bills and the related packages to the insurance carriers. In addition, the Company has also continued to be more selective in the bill-purchasing process, which results in the mitigation of bad debt losses. The Company may incur a bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company also has other contractual rights to help minimize its risk of loss. The Company continually monitors the aging of the uncollected medical claims as it relates to its advances, and establishes a reserve deemed adequate to cover potential losses.

The net decrease of $8,000 in the real estate division for both the three month and six month periods ended in 2003 was due to an increase in executive salaries, offset by a reallocation of administrative salaries to corporate and other.

The $5,000 (5%) decrease in corporate expenses and other for the three month period ended in 2003 was due to a decrease in director and officer liability insurance and shareholder reporting expenses, offset by a reallocation of administrative salaries from the real estate division. The $6,000 (3%) increase in corporate expenses and other for the six month period ended in 2003 was due a reallocation of administrative salaries from the real estate division, an increase in other various expenses, offset by a decrease in director and officer liability insurance and shareholder reporting expenses.

The increase in depreciation and amortization for the three month period was $20,000 (56%) and the increase for the six month period was $40,000 (59%). The increase in both periods is attributable to increased capital expenditures in the medical financing division, continuing the Company's trend of relying on technology to perform formerly labor-intensive functions.

Net interest expense for the three months ended in 2003 was $26,000, compared to $-0- in 2002. Net interest expense for the six months ended in 2003 was $48,000, compared to $-0- in 2002. The increase in both periods ended in 2003 was caused by additional borrowing due to (i) the amount of time insurance claims receivable are outstanding as a result of new regulations that make the collection process more difficult and (ii) the increase in management service fees receivable. The collection cycle of the management clients' insurance claims has lengthened due to the same new regulations that make it more difficult to process their receivables. If there is a delay in the management clients' collection, then there is a lesser amount available for payment of the management fee receivables. These delays, which are timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

For the reasons described above, the Company recorded a net loss from operations of $75,000 for the three months ended August 31, 2003 as compared to net income of $29,000 for the three months ended in 2002. For the same reasons, net income from operations for the six months ended August 31, 2003 was $3,000, as compared to net income of $61,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the six months ended August 31, 2003 resulted in a decrease of cash in the amount of $203,000. The Company expects continued growth of its medical division based on its ongoing negotiations with prospective new clients, which are expected to be obtained in the next few months. Changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. The emphasis on new prospective clients will be for less cash-intensive services, such as billing, collections and other management services. The funds for those needs are expected to be provided from existing cash, proceeds from the collection of outstanding receivables, additional asset-based borrowing facilities, refinancing of assets under capital leases, issuance of preferred stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations, due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, NY are owned free and clear of mortgages, except for the construction loan that is being used to finance the current property renovation. Further development of this property, at any significant cost, is expected to be funded by the issuance of Series B Bonds, other asset-based financing, the sale of property under renovation or the sale of other property in Hunter.

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

Cash used by operations in 2003 was $508,000, as compared to $185,000 being used in 2002. The $323,000 increase in cash used by operations in 2003 was due to (i) a decrease in net income after adjustments for non-cash items of depreciation, real estate gains and provision for bad debts, the net of these items totaling $189,000; (ii) an increase in the additions to management fee receivables of $222,000; and (iii) payment of $25,000 to a co-investor on property previously sold. These increases in the use of cash were offset by fluctuations in operating assets and liabilities of $104,000, primarily caused by timing differences.

Cash provided by investing activities was $17,000 in 2003 as compared with $729,000 being used in 2002. The decrease in the use of cash in 2003 of $746,000 was primarily due to $794,000 net decrease in funds used to purchase medical claims receivable, offset by a $63,000 increase in capital expenditures for computers and software projects. The decrease in funds used to purchase receivables was due to the decrease in receivable purchases in 2003 as compared to the increase in purchases that occurred in 2002. The capital expenditures for technology continues the program begun last year, which has significantly decreased the time required to perform collection tasks. The use of this technology will also enable the Company to expand its range of services beyond the current finance product that that it now offers.

Net cash provided by financing activities was $288,000 in 2003 as compared with the $177,000 used in 2002. The $465,000 increase in cash being provided in 2003 was due to $288,000 of net borrowing in 2003, as compared to $177,000 of debt repayments in 2002. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable and management service fees, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of August 31, 2003.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 1,307,333	$ 1,023,968	$ 51,517	$ 32,302	$ 199,546
Operating Leases	434,551	180,421	254,130	-	-
Capital Leases	104,277	70,141	34,136	-	-

Total	$ 1,846,161	$ 1,274,530	$ 339,783	$ 32,302	$ 199,546

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 17, 2003, the persons elected as directors of the Company and the voting for such persons were as follows:

		Authority
Name	Votes For	Withheld

Victor Brodsky	1,572,704	8,380
Jay Hirschson	1,574,623	6,461
David Michael	1,574,954	6,130
Anders Sterner	1,574,954	6,130
Lester Tanner	1,573,980	7,104

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 - Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a Form 8-K on July 29, 2003 disclosing the commencement of discussions seeking to enter into a letter of intent whereby it would acquire a subsidiary.

The Company filed a Form 8-K on August 28, 2003 disclosing the signing of a non-binding letter of intent to acquire the assets and liabilities of the entity described in the 8-K filing of July 29, 2003. The Company also disclosed that it would be advisable to declare a 4 for 1 stock split.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

October 14, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS

Exhibit 31.1

Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

October 14, 2003	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

Exhibit 31.2

Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

October 14, 2003	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 14, 2003	October 14, 2003
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended  (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.