Form 10-Q
period 2003-11-30
MFC DEVELOPMENT CORP
filed 2004-01-14
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on January 14, 2004, 1,775,053 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2003	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 80,703	$ 247,129
Finance receivables, net	1,840,784	2,540,340
Management fee receivables, net	1,182,060	1,058,188
Other current assets	92,496	138,694
Total current assets	3,196,043	3,984,351

Property and equipment:
Property and equipment, at cost	1,279,280	1,116,109
Less accumulated depreciation and amortization	603,527	447,809
	675,753	668,300

Other assets:
Real estate held for development or sale	1,418,128	951,358
Mortgage and note receivable	946,732	946,732
Loans receivable	237,176	237,176
Investment in unconsolidated subsidiaries	50,000	103,951
Deferred tax asset, net	90,000	90,000
Other	75,065	93,975
Total other assets	2,817,101	2,423,192

Total assets	$ 6,688,897	$ 7,075,843

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2003	2003
	(Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 356,813	$ 365,156
Current portion of notes payable	1,054,181	758,884
Income taxes payable	7,250	3,507
Total current liabilities	1,418,244	1,127,547

Other liabilities:
Notes payable	291,133	274,682
Due to co-investors	138,820	-
Other	12,000	28,500
Total other liabilities	441,953	303,182

Minority interest in subsidiary	5,000	5,000

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(1,105,882)	(289,468)
	4,864,338	5,680,752
Less treasury stock, at cost - 24,947 shares at November 30, 2003
and February 28, 2003	(40,638)	(40,638)
Total stockholders' equity	4,823,700	5,640,114

Total liabilities and stockholders' equity	$ 6,688,897	$ 7,075,843

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	November 30,		November 30,
	2003	2002	2003	2002
Revenues
Income from the purchase
and collections of medical receivables	$ 320,607	$ 505,753	$ 1,227,479	$ 1,433,565
Medical management service fees	308,891	624,038	1,167,510	1,713,534
Rental income	25,984	25,802	77,588	77,406
Interest from mortgages	16,561	21,505	49,695	65,097
Other real estate	-	-	174,573	-
Total revenues	672,043	1,177,098	2,696,845	3,289,602

Costs and expenses
Medical receivables	463,473	449,993	1,325,154	1,254,891
Medical management services	313,370	530,654	1,015,994	1,408,988
Bad debt	409,687	3,458	418,545	9,730
Real estate	44,200	48,675	150,900	163,947
Impairment of unconsolidated subsidiary	53,951	-	53,951	-
Corporate expenses and other	116,094	74,222	295,499	247,529
Depreciation and amortization	61,022	43,192	169,289	111,499
Total costs and expenses	1,461,797	1,150,194	3,429,332	3,196,584

Income (loss) from operations	(789,754)	26,904	(732,487)	93,018

Other income (expense):
Interest income	-	7,038	-	23,176
Interest expense	(26,201)	(10,209)	(74,528)	(26,289)
	(26,201)	(3,171)	(74,528)	(3,113)

Income (loss) from operations before provision for income taxes	(815,955)	23,733	(807,015)	89,905
Provision for income taxes	2,936	3,729	9,399	9,451
Net income (loss)	$ (818,891)	$ 20,004	$ (816,414)	$ 80,454

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share	$ (0.46)	$ 0.01	$ (0.46)	$ 0.04

Number of shares used in computation of basic and
diluted earnings (loss) per share	1,775,053	1,789,665	1,775,053	1,789,889

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total
			Additional				Stock-	Compre-
	Common	Stock	Paid-In	Accumulated	Treasury	Stock	holders'	hensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Loss

Balance, February 28, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (289,468)	24,947	$ (40,638)	$ 5,640,114
Net loss	-	-	-	(816,414)	-	-	(816,414)	$ (816,414)
Comprehensive loss	-	-	-	-	-	-	-	$ (816,414)
Balance, November 30, 2003	1,800,000	$ 1,800	$ 5,968,420	$ (1,105,882)	24,947	$ (40,638)	$ 4,823,700

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	November 30,	November 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$ (816,414)	$ 80,454
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	169,289	111,499
Gain on adjustments of amounts due to co-investors	(174,573)	-
Provision for bad debts	418,545	9,730
Unrealized loss in unconsolidated subsidiaries	53,951	-
Changes in operating assets and liabilities:
Increase in management fee receivables	(391,898)	(202,369)
Additions to real estate held for development or sale	(55,877)	(72,824)
Payment to co-investor on property previously sold	(25,000)	-
Prepaid expenses, miscellaneous receivables and other assets	51,538	(123,387)
Accounts payable, accrued expenses and taxes	(4,600)	79,153
Other liabilities	(16,500)	(12,000)
Net cash used in operating activities	(791,539)	(129,744)

Cash flows from investing activities
Capital expenditures	(155,708)	(137,741)
Finance receivables	549,037	(799,553)
Principal payments on notes receivable	-	23,597
Loan receivable	-	(40,759)
Investment in unconsolidated subsidiary	-	(25,000)
Net cash provided by (used in) investing activities	393,329	(979,456)

Cash flows from financing activities
Proceeds of notes payable	400,000	301,668
Principal payments on notes payable	(168,216)	(327,382)
Purchase of treasury stock	-	(2,875)
Net cash provided by (used in) financing activities	231,784	(28,589)

Net decrease in cash and cash equivalents	(166,426)	(1,137,789)
Cash and cash equivalents, beginning of period	247,129	1,338,214

Cash and cash equivalents, end of period	$ 80,703	$ 200,425

Additional cash flow information
Interest paid	$ 82,154	$ 27,714
Income taxes paid	$ 5,073	$ 8,432

Non-cash investing and financing activities
Assets acquired under capital leases	$ 7,464	$ 98,656
Disbursement of construction loan to contractor	$ 72,500	$ 145,000
Promissory note issued for the purchase of unconsolidated subsidiary	$ -	$ 75,000

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2003; results of operations for the nine months and three months ended November 30, 2003 and 2002; cash flows for the nine months ended November 30, 2003 and 2002; and changes in stockholders' equity for the nine months ended November 30, 2003. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2003. The consolidated balance sheet at February 28, 2003 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. Business Activities of the Company

The Company operates in two distinct industries consisting of real estate and medical financing. The real estate business is conducted by the Company through various subsidiaries. It owns real estate in New York, which is currently held for development or sale, and holds a mortgage on a real estate parcel in Connecticut.

The medical financing business is conducted through (i) Medical Financial Corp., which purchases insurance claims receivable from medical practices and provides certain services to those practices; and (ii) three other subsidiaries which were formed to provide additional management services to certain medical practices.

3. Property and Equipment

Property and equipment consists of the following:

	November 30,	February 28,
	2003	2003
	(unaudited)
Leasehold improvements	$ 106,033	$ 90,117
Computer equipment & software	580,300	485,968
Medical equipment	294,466	131,318
Equipment under capital leases	232,503	342,728
Other equipment and furniture	65,978	65,978
	1,279,280	1,116,109
Less accumulated depreciation and amortization	603,527	447,809
Property and equipment, net	$ 675,753	$ 668,300

As of November 30, 2003 and February 28, 2003, accumulated amortization of equipment under capital leases was $160,619 and $123,804.

4. Finance and Management Fee Receivables, Net

Net finance and management fee receivables consist of the following:

	November 30,	February 28,
	2003	2003
	(unaudited)
Gross finance receivables	$ 3,259,572	$ 4,902,950
Allowance for credit losses	(414,804)	(264,285)
Deferred finance income	(141,119)	(223,390)
	2,703,649	4,415,275
Due to finance customers	(862,865)	(1,874,935)
Net finance receivables	$ 1,840,784	$ 2,540,340

Gross management fee receivables	$ 2,425,340	$ 1,682,044
Allowance for billing adjustments	(1,243,280)	(623,856)
Net management fee receivables	$ 1,182,060	$ 1,058,188

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the three months ended November 30, 2003 is based on an increase in adverse arbitration decisions from the hearings that were decided on during the last several months. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last few months. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management has also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it makes when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment. The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last few months. The Company increased the bad debt reserve based on the information that it currently has, because it now believes receivables that will be available to pay management fees will be lower. The final bad debt expense will ultimately be determined after all receivables are litigated.

There is approximately $4,457,000 of additional collateral consisting of finance receivables that are past the contractual collection period, and written off, but not yet uncollectible.

Certain of these receivables are collateral for a line of credit (see Note 8).

5. Real Estate Held for Development or Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property  (see Note 8). The Company is capitalizing interest and loan acquisition costs during the construction period. For the nine months ended November 30, 2003, $12,000 of interest costs were capitalized.

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

7. Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, are recorded as liabilities.

8. Notes Payable

Notes payable include the following:

	November 30,	February 28,
	2003	2003
	(unaudited)
Series A Bonds	$ 750,000	$ 575,000
Series B Bonds	200,000	25,000
Bank loans	301,762	240,472
Promissory note	12,814	62,810
Capital lease obligations	80,738	130,284
	1,345,314	1,033,566
Less current maturities	1,054,181	758,884
Long-term debt	$ 291,133	$ 274,682

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at November 30, 2003. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of November 30, 2003 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to six of the bondholders. Two other directors-shareholders, each hold a $25,000 bond, and they are both related to two other bondholders.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at November 30, 2003, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to two of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of November 30, 2003 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

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

Interest expense on related party borrowings for the three months and nine months ended November 30, 2003 and 2002 was $1,313 and $3,569.

Capital Lease Obligations. The Company has acquired certain equipment under various capital leases expiring in 2005. The leases provide for monthly payments of principal and interest of $6,594 and have been capitalized at imputed interest rates of 10.75% to 19.12%.

Aggregate maturities of the amount of notes payable and capital leases at November 30, 2003 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2004 (a)	$ 967,877	$ 19,783	$ 987,660
2005	21,530	61,148	82,678
2006	18,079	3,288	21,367
2007	13,642	274	13,916
2008	14,518	-	14,518
Thereafter	228,930	-	228,930
	1,264,576	84,493	1,349,069
Amount representing interest	-	3,755	3,755
Total (b)	$ 1,264,576	$ 80,738	$ 1,345,314

(a) Amount for 2004 represents remaining three months of fiscal year
(b) Total capital lease obligations represent present value of minimum lease payments.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended		Nine months ended
	November 30,		November 30,
	2003	2002	2003	2002
Current:
Federal	$ -	$ -	$ -	$ -
State	2,936	3,729	9,399	9,451
Total current	2,936	3,729	9,399	9,451

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total	$ 2,936	$ 3,729	$ 9,399	$ 9,451

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $4,590,000 as of February 28, 2003, the close of its last fiscal tax year. The Company's taxable loss for the nine months ended November 30, 2003 is approximately $319,000. These losses will be available for future years, expiring through February 28, 2022. The Company has taken a 94% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated. Business segment information for the nine months and three months ended November 30, 2003 and 2002 follows:

	Real	Medical
	Estate	Financing	Other	Total
Three months ended November 30,

2003
Total revenue from external customers	$ 42,545	$ 629,498	$ -	$ 672,043
Income (loss) from operations	(2,100)	(670,938)	(116,716)	(789,754)
Other expense (income), net	563	25,640	(2)	26,201
Income (loss) from operations before
provision for income taxes	(2,663)	(696,578)	(116,714)	(815,955)

Total assets	2,259,216	3,813,535	616,146	6,688,897

Capital expenditures	-	25,398	-	25,398
Depreciation and amortization	445	59,955	622	61,022

2002
Total revenue from external customers	$ 47,307	$ 1,129,791	$ -	$ 1,177,098
Income (loss) from operations	(1,872)	103,662	(74,886)	26,904
Other expense (income), net	164	3,095	(88)	3,171
Income (loss) from operations before
provision for income taxes	(2,036)	100,567	(74,798)	23,733

Capital expenditures	-	166,213	2,710	168,923
Depreciation and amortization	504	42,024	664	43,192

Nine months ended November 30,

2003
Total revenue from external customers	$ 301,856	$ 2,394,989	$ -	$ 2,696,845
Income (loss) from operations	149,621	(584,745)	(297,363)	(732,487)
Other expense (income), net	1,683	72,847	(2)	74,528
Income (loss) from operations before
provision for income taxes	147,938	(657,592)	(297,361)	(807,015)

Capital expenditures	-	163,172	-	163,172
Depreciation and amortization	1,335	166,090	1,864	169,289

2002
Total revenue from external customers	$ 142,503	$ 3,147,099	$ -	$ 3,289,602
Income (loss) from operations	(22,954)	365,361	(249,389)	93,018
Other expense (income), net	(759)	6,341	(2,469)	3,113
Income (loss) from operations before
provision for income taxes	(22,195)	359,020	(246,920)	89,905

Capital expenditures	-	233,687	2,710	236,397
Depreciation and amortization	1,510	108,129	1,860	111,499

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future purchases of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended November 30, 2003 and 2002. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2003.

Overview

MFC presently generates revenues from two business segments: real estate and medical. The real estate segment consists of parcels of real estate in Hunter, New York held for future development or sale, in which co-investors also have interests, and of a mortgage note receivable on a property that was previously sold. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

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

Medical Management Service Fees: Three subsidiaries provide additional management services to certain medical practices. Management fees are billed to these medical practices monthly in amounts that are proportional to the expenses and services provided by the Company for that month. The accrual method of accounting is used to record all management service fees.

RESULTS OF OPERATIONS

2003 Period Compared to the 2002 Period

The Company's revenues from operations for the three months ended November 30, 2003 ("2003") were $672,000, a decrease of $505,000 or 43% as compared to the three months ended November 30, 2002 ("2002"). The change was a result of decreases in both the medical and real estate divisions. The Company's revenues from operations for the nine months ended November 30, 2003 ("2003") were $2,697,000, a decrease of $593,000 or 18% as compared to the nine months ended November 30, 2002 ("2002"). The net change was a result of a decrease in the medical division, offset by an increase  in the real estate division. The following table summarizes the Company's changes in revenue (in thousands) for the three months and nine months ended November 30, 2003.

	Three months ended				Nine months ended
	November 30,				November 30,
			Change				Change
	2003	2002	$	%	2003	2002	$	%
Revenues:
Income from the purchase
and collections of medical receivables
Earned purchase discounts	$ 180	$ 334	$ (154)		$ 686	$ 1,024	$ (338)
Other collection fees	141	172	(31)		541	410	131
	321	506	(185)	(37)%	1,227	1,434	(207)	(14)%
Medical management service fees	309	624	(315)	(50)%	1,167	1,714	(547)	(32)%
Total medical	630	1,130	(500)	(44)%	2,394	3,148	(754)	(24)%

Rental income	26	26	-		78	77	1
Interest from mortgages	16	21	(5)		50	65	(15)
Other real estate	-	-	-		175	-	175
Total real estate	42	47	(5)	(11)%	303	142	161	113%

Total revenues	$ 672	$ 1,177	$ (505)	(43)%	$ 2,697	$ 3,290	$ (593)	(18)%

The $500,000 and $754,000 decreases in revenues in the medical division for the three month and nine month periods ended in 2003 were due to decreases  both in income from the purchase and collection of medical claims and in management fees. The 37% and 14% decreases in income from the purchase and collection of medical claims of $185,000 and $207,000 in the three month and nine month periods ended in November 2003 were due to decreases in the amount of insurance claims purchased, resulting in a decrease in fees. Income from additional collection services decreased during the three month period due to the Company being less successful in its collection efforts as a result of increased efforts by insurance companies to delay and deny medical bills. The increase in the additional collection services in the nine month period was due to more successful collections during the first two quarters of the fiscal year. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables. The decrease in earned fees is a result of the Company eliminating poorly collecting clients as a way of continuing its effort to be more selective in the bill purchasing process due to new State insurance department regulations that make collections more difficult.

The decreases in management fees of $315,000 (50%) and $547,000 (32%) for the three months and nine months ended in November 2003, were a result of the decrease in management services that the Company provided to one of the two finance clients it manages. The decrease in management fees from that client is related to a decrease in the size of its medical practice. The Company bills for its services based on the amount of expenses that it incurs on behalf of those practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Revenue in the real estate division decreased by $5,000, to $42,000, in the three month period and increased by $161,000, to $303,000 in the nine month period. The decrease in the three month period was due to a decrease in interest income from the Granby mortgage. The increase in the nine month period was due to net adjustments to amounts due to co-investors of $175,000, offset by an $15,000 decrease in interest income from the Granby mortgage. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

The following table summarizes the Company's changes in costs and expenses (in thousands) for the three months and nine months ended November 30, 2003.

	Three months ended				Nine months ended
	November 30,				November 30,
			Change				Change
	2003	2002	$	%	2003	2002	$	%
Costs and expenses:
Medical receivables	$ 464	$ 450	$ 14	3%	$ 1,325	$ 1,255	$ 70	6%
Medical management services	313	531	(218)	(41)%	1,016	1,409	(393)	(28)%
Total medical	777	981	(204)	(21)%	2,341	2,664	(323)	(12)%
Bad debt	410	3	407		419	10	409
Impairment of unconsolidated subsidiaries	54	0	54		54	-	54
Real estate	44	49	(5)	(10)%	151	164	(13)	(8)%
Corporate expenses and other	116	74	42	57%	295	248	47	19%
Depreciation and amortization	61	43	18	42%	169	111	58	52%
Total costs and expenses	$ 1,462	$ 1,150	$ 312	27%	$ 3,429	$ 3,197	$ 232	7%

The 21% decrease in costs and expenses in the medical division for the three month period was due to a decrease of $218,000 (41%) in expenses that are related to the management of two finance clients' medical practices, offset by an increase of $14,000 (3%) of medical receivable expenses. The $323,000 (12%) decrease for the nine month period was due to a decrease in medical management expenses of $393,000 (28%), offset by an increase of $70,000 (6%) in medical receivable expenses.

The $14,000 increase in medical receivable expenses for the three month period ended in 2003 was primarily due to an increase of $27,000 in the costs of filing arbitrations against insurance companies on denied and unpaid medical bills and an increase of $9,000 in computer related expenses, due to a reduction in the allocation of capitalized costs, offset by a decrease in postage costs of $23,000. The increase of $27,000 in arbitration costs was a result of the increase in the amount of arbitrations that were closed during the three month period ended in 2003 as compared to 2002. the decrease in postage expenses the three month period was due to a less costly method of mailing medical bills and the related packages to the insurance carriers and a decrease in the quantity of mailings due to the reduction in the amount of bills purchased.

The $70,000 increase in medical receivable expenses for the nine month period ended in 2003 was primarily due to an increase of (i) $31,000 in the costs of filing arbitrations against insurance companies on denied and unpaid medical bills, (ii) an increase of $16,000 in computer related expenses, due to a reduction in the allocation of capitalized costs, and  (iii) an increase of $39,000 in employment costs due to increases in health insurance costs, higher payroll taxes and a reallocation of expenses that were previously capitalized, offset by a decrease in postage costs of $47,000.

The $218,000 (41%) decrease in medical management expenses for the three months ended in 2003 was due to a decrease of (i) $241,000 in operating expenses from managing  a radiologist's practice and (ii) a reduction of $33,000 in operating expenses from a former client's office that is now closed, offset by $56,000 in additional operating expenses from managing the same radiologist's practice at a different location that opened in November 2002. A decrease in operating expenses occurs when there is a decrease in a management client's radiology practice. The reduction in operating expenses is related to the reduction in the size of the radiologist's practice. As the size of the radiologist's practice decreases, expenses also decrease.

The $393,000 (28%) decrease in medical management expenses for the nine months ended in 2003 was due to (i) a decrease of $475,000 in operating expenses from managing a radiologist's practice and (ii) a reduction of $110,000 in operating expenses from a former client's office that is now closed, offset by an increase of $192,000 in additional operating expenses  from managing the same radiologist's practice at a different location that opened in November 2002. The reasons for the decrease in operating expenses from a management client's radiology practice for the nine month period are the same as described for the three month period in the immediately preceding paragraph.

The $407,000 increase in bad debt expense for the three month period is due to increases of bad debt reserves of  $139,000 from medical receivables and $268,000 from medical management services. The $409,000 increase in bad debt expense for the nine month period is due to increases of bad debt reserves of  $141,000 from medical receivables and $268,000 from medical management services. The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the three month period ended in 2003 is based on an increase in adverse arbitration decisions from the hearings that were decided during  the last several months. An increase in the amount of closed arbitration cases has provided management with a larger base of information  to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last few months. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management has also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it pays when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last few months. The Company increased the bad debt reserve based on the information that it currently has, because it now believes receivables available to pay management fees will be lower. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment loss of $54,000 from unconsolidated subsidiaries in both the three month and nine month periods ended in 2003 is a result of management's estimate as to the actual value of the MRI facility that these subsidiaries own and operate.

The net decreases of $5,000 and $13,000 in the real estate division for the three month and nine month periods ended in 2003 were due to an increase in executive salaries, offset by a reallocation of administrative salaries to corporate and other.

The $42,000 (57%) increase in corporate expenses and other for the three month period ended in 2003 was due to (i) an increase of $19,000 in accounting fees due to a billing adjustment for the prior year's annual audit, (ii) an increase of $9,000 in directors' fees due to additional meetings,  (iii) a $6,000 reallocation of administrative salaries from the real estate division, (iv) an increase of $7,000 in executive employment costs, and (v) an increase in other various expenses, offset by a decrease in director and officer liability insurance of $8,000.  The reasons for the $47,000 (19%) increase in corporate expenses and other for the nine month period ended in 2003 were approximately the same as for the three month period.

The increase in depreciation and amortization for the three month period was $18,000 (42%) and the increase for the nine month period was $58,000 (52%). The increase in both periods is attributable to increased capital expenditures in the medical financing division, continuing the Company's trend of relying on technology to perform formerly labor-intensive functions.

Net interest expense for the three months ended in 2003 was $26,000, compared to $3,000 in 2002. Net interest expense for the nine months ended in 2003 was $75,000, compared to $3,000 in 2002. The increases in both periods ended in 2003 were caused by additional borrowing due to (i) the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult and (ii) the increase in management service fees receivable. The collection cycle of the management clients' insurance claims has lengthened due to the same new regulations that make it more difficult to process their receivables. If there is a delay in the management clients' collections, then there is a lesser amount available for payment of the management fee receivables. These delays, which are timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

For the reasons described above, the Company recorded a net loss from operations of $819,000 for the three months ended November 30, 2003 as compared to net income of $20,000 for the three months ended in 2002. For the same reasons, net loss from operations for the nine months ended November 30, 2003 was $816,000, as compared to net income of $81,000 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the nine months ended November 30, 2003 resulted in a decrease of cash in the amount of $166,000. The changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. For new prospective clients, the emphasis will be on less cash-intensive services, such as billing, collections and other management services. The Company is not seeking any new accounts receivable finance clients and is in the process of reducing the percentage that it advances on the upfront payment it makes upon the purchase of medical bills from its existing clients. The funds for these needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of preferred stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, New York are owned free and clear of mortgages, except for the construction loan that is being used to finance the current property renovation. Further development of this property, at any significant cost, is expected to be funded by the issuance of Series B Bonds, other asset-based financing, the sale of property under renovation or the sale of other property in Hunter.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund its existing medical financing and management service business, its company-wide working capital needs, and its expected investments in property and equipment. The Company expects that the reduction in both its client base and the advances it makes to its existing customers in the medical division will enable funds to be provided internally and from its financing activities.

Cash used by operations in 2003 was $791,000, as compared to $130,000 being used in 2002. The $661,000 increase in cash used by operations in 2003 was due to (i) a change in net income to loss after adjustments for non-cash items of depreciation, real estate gains, provision for bad debts and unrealized loss from unconsolidated subsidiaries, the net of these items totaling $549,000; (ii) an increase in the additions to management fee receivables of $392,000; and (iii) payment of $25,000 to a co-investor on property previously sold. These increases in the use of cash were offset by a $17,000 reduction in the amount of cash used for real estate held for development and sale, and fluctuations in operating assets and liabilities of $86,000, primarily caused by timing differences.

Cash provided by investing activities was $393,000 in 2003 as compared with $979,000 being used in 2002. The change in cash from being used in 2002 to being provided in 2003 of $1,372,000 was primarily due to $1,349,000 net increase in proceeds from the collection of finance receivables. The increase in funds from the collection of receivables of $549,000 in 2003 compared to $800,000 being used in 2002 to purchase receivables was due to the decrease in receivable purchases in 2003 as compared to the increase in purchases that occurred in 2002.

Net cash provided by financing activities was $232,000 in 2003 as compared with the $28,000 used in 2002. The $260,000 increase in cash being provided in 2003 was primarily due to $232,000 of net borrowing in 2003, as compared to $25,000 of net borrowing in 2002. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable and management service fees, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of November 30, 2003.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 1,264,576	$ 984,025	$ 47,992	$ 31,399	$ 201,160
Operating Leases	382,993	167,516	215,477	-	-
Capital Leases	84,493	65,644	18,849	-	-

Total	$ 1,732,062	$ 1,217,185	$ 282,318	$ 31,399	$ 201,160

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

(b) Reports on Form 8-K.

None during the three months ended November 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

January 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

January 14, 2004	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

January 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 14, 2004	January 14, 2004
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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