Form 10-K
period 2004-02-29
MFC DEVELOPMENT CORP
filed 2004-06-01
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 20, 2004	$2,807,467
Number of shares outstanding of the registrant's Common Stock as of May 20, 2004	1,775,053

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
ITEM 9A. CONTROLS AND PROCEDURES

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

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

Proposed Transaction

On April  9, 2004, the Company filed a Current Report on Form 8-K announcing the signing on March 26, 2004 of an Acquisition Agreement with Creative Marketing Group, Inc, ("CMG") and its shareholders to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of MFC.  After the closing, MFC shall issue approximately 7,900,000 shares (approximately 80%) of common stock to CMG stockholders and holders of CMG debt out of approximately 10,000,000 shares of common stock which will then be issued and outstanding.  The completion of the acquisition is subject to several conditions including, but not limited to, the closing of a private offering raising a minimum of $1,000,000 and a maximum of $2,500,000.

CMG is a sales and marketing company which since the year 2000 has been exclusively working with a national brand name in the coffee industry which has a brand name recognition in excess of 90% among consumers.  In late 2002 CMG obtained exclusive licensing agreements permitting it to use the trademark of such national brand name in the production and sale of coffee and coffee filters through retailers, food service, hospitality and in-office locations throughout the United States.  CMG's relationship with this national brand name creates marketing opportunities to enhance the awareness and availability of such national brand name's coffee makers and the coffee and coffee filters which CMG may produce and sell under its licenses in the United States.

Completion of the transaction described is subject to the satisfaction of a number of conditions and there can be no assurance that all of the conditions will be met or that the registrant will successfully complete the acquisition or that CMG will raise adequate funds in the private placement.

Business Description

MFC is engaged in the business of (i) developing real estate and (ii) providing financing and management services to medical practices.

Real Estate Division

The Real Estate Division of the Company presently conducts its operations through Yolo Equities Corp. and Highlands Pollution Control Corp, wholly-owned subsidiaries which own the interests described below in parcels of real estate. For the fiscal year ended February 29, 2004, the total revenues derived from the real estate division were $619,114, constituting 30% of the total revenues from continuing operations of MFC. A brief description of each parcel follows:

Goshen, New York

The transactions related to the sale of this property were completed in the fiscal year ended February 28, 2002, resulting in the realization of $745,000 of deferred income related to the original sale of the property in a prior fiscal year.

East Granby, Connecticut

The Company owned a partially built two-story office building located at 2 Gateway Boulevard in East Granby, Connecticut which was carried at the value of $900,000 on February 28, 1995. In the fiscal year ended February 29, 1996, the Company spent approximately $1,300,000 in developing the site and improving a portion of the building. In February 1996, the property was sold to Gateway Granby, LLC. ("Gateway"), a limited liability company of which certain members are shareholders of MFC, for $4,800,000, of which $3,853,268 has been paid and $946,732  is due to the Company as of February 29, 2004, pursuant to a purchase money second mortgage. The gain on the sale of this property was recognized on the accrual method in prior years, except for a reserve of $850,000 which was recognized in January 2003 upon the release of the Company from a contingent liability for certain rental payments.

Hunter, New York

MFC's wholly-owned subsidiary, Yolo Equities Corp. owns the fee interest in properties in Hunter, New York, along with co-investors. The co-investors are entitled to receive 35% of the cash proceeds of the sales of Hunter Properties made after June 30, 2000, after deducting the net costs of carrying the properties after June 30, 2000 and the costs of the sales (the "net proceeds"). Yolo Equities Corp. is entitled to receive 65% of the said net proceeds. The properties consist of acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The undeveloped portion of the acreage, which Yolo Equities Corp. plans to sell or develop, is available for single family residences, townhouses, condominium units and a hotel site. There is already constructed on the property (i) a waste water treatment plant owned by Highlands Pollution Control Corp. (a wholly-owned subsidiary of the Yolo Equities Corp.), (ii) a Clubhouse with swimming pool and six tennis courts and (iii) a small office building which was renovated and converted into three townhouse units. One of the townhouse units was sold in February 2004, the remaining two units are currently under contract for sale. Adjoining the site are 200 condominium units owned by unrelated persons.

The waste water treatment plant was upgraded in the fiscal year ended February 28, 2003, under an agreement with the City of New York. Under terms of the agreement, the City of New York is reimbursing the Company for all costs incurred with the upgrade of the facility. See Note 4 of Notes to Consolidated Financial Statements.

The Company will seek to complete a sale of the Clubhouse in the fiscal year ended February 28, 2005.

The hotel site consists of 10 plus acres contiguous to the ski slopes at Hunter Mountain. Yolo Equities Corp. has received approval from the Planning Board of the Town of Hunter for site approval of a first phase development of additional condominium units with eventual construction of a hotel and further condominium units in subsequent phases. The Company plans to participate with other developers in financing and constructing improvements on the site or sell its interest if the sales price is acceptable.

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

Other Properties

The Company, alone or with co-investors and joint ventures, may acquire other lands for development of residential, commercial and office structures, when management identifies opportunities for enhancement of shareholder values.

Medical Division

The Medical Division consists of (i) the three wholly-owned Limited Liability Companies (Nexus Garden City, LLC, FRM Court Street, LLC and Nexus Borough Park, LLC) and a 25% and 33% owned interest in two other Limited Liability Companies, all of which act as service organizations for providers of medical services ("Medical Management Services business") and (ii) a wholly-owned subsidiary of the Company, Medical Financial Corp., which in the past, purchased unpaid medical insurance claims, paying cash to the medical provider in return for a negotiated fee (the "Medical Finance business"). In the fiscal year ended February 29, 2004, MFC experienced a significant increase in the amount of time that the medical insurance claims were outstanding, which resulted in a negative impact on its cash flow.

On February 4, 2004, in response to the change in collections, the Company decided to restructure the Medical Division.  The plan of restructuring calls for the Medical Finance business to discontinue the purchase of insurance claims from medical practices, and to focus future operations on collections and other services.  In addition, the Company will sell the assets of the Medical Management Services business.  As a result of this decision, the operations of the Medical Management Services business have been reclassified as discontinued operations, and prior periods have been restated to reflect this classification.

In the fiscal year ended February 29, 2004, the total revenues of the Medical Division were $1,442,982, constituting 70% of total revenues from continuing operations of the Company. For its clients, this Division delivers management services and increased liquidity, which is normally unavailable to medical groups from traditional sources. The management services include inputting the data on the customers' receivables into the Company's computer system, processing the data and presenting the customers' bills to the insurance company in compliance with regulations to facilitate payment, following up with collection efforts if the bills are not paid promptly, furnishing weekly or other periodic status reports of the customers' receivables and other information relating to their medical practices.

The operations of the Medical Division are being supported by the Company's investment in new technology. This technology, which includes document imaging equipment and software, the internal development of a more efficient collections program and the purchase of new computers needed to run these programs. The investment in this technology has already decreased the time required to perform collection tasks to a fraction of the time required under the old systems. The Company's labor intensive services are now more efficient due to these capital expenditures.

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

Competition

Real Estate Division

The Company's presently owned real estate held for development or sale is located in Hunter, New York. The real estate market for second homes in this resort community is presently experiencing improved demand. The Company will be competing with many owners and developers in the locale in connection with the development and sale of its properties for residential use.

Medical Division

MFC competes with a wide variety of management and financial service companies, including public companies, banks, and factoring companies. The Company is very small in relation to such competitors. However the Company's services are also designed to serve a niche market and in its focus on collecting certain medical insurance claims of medical groups, the competition is limited to only a few companies.

Trademarks

None.

Employees

As of February 29, 2004, the Company had 28 employees. None of the Company's employees are represented by a labor union. MFC considers its relationship with its employees to be good.

Regulatory Laws

The Company is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

ITEM 2. PROPERTIES

In addition to the real property held for development or sale as set forth in Item 1 above, MFC lease its offices in New Rochelle, New York, under a lease expiring on February 28, 2007. All of the space leased by the Company is leased from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

MFC is not presently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION

None, other than the election of directors on July 17, 2003.

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

		Common Stock
Fiscal Period		High Bid	Low Bid

2003
Quarter 1	(03/01/02 - 05/31/02)	$2.19	$0.70
Quarter 2	(06/01/02 - 08/31/02)	$2.18	$0.35
Quarter 3	(09/01/02 - 11/30/02)	$1.85	$0.44
Quarter 4	(12/01/02 - 02/28/03)	$1.85	$1.40

2004
Quarter 1	(03/01/03 - 05/31/03)	$1.85	$1.55
Quarter 2	(06/01/03 - 08/31/03)	$1.90	$1.31
Quarter 3	(09/01/03 - 11/30/03)	$1.85	$1.35
Quarter 4	(12/01/03 - 02/29/04)	$1.30	$0.60

The last trade on May 20, 2004 was $2.40.

Dividends

No cash dividend has been paid by MFC since its inception. The Company has no present intention of paying any cash dividends on its common stock.

Holders

As of May 1, 2004, there were approximately 1,000 holders of record of MFC common stock representing about 2,400 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding except for options to purchase a total of 6,000 shares held by Allan Kornfeld, former Chairman of the Company and 4,500 shares held each by David Michael, a former Director and Anders Sterner, presently a Director of the Company. The Company does not know of any shares of common stock of MFC that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended
	February 29,	February 28,	February 28,	February 28,	February 29,
	2004	2003	2002	2001	2000
Income Statement Data:
Total revenue	$ 2,062,096	$ 2,977,770	$ 2,733,510	$ 1,433,109	$ 2,262,396
Costs and expenses	2,853,916	2,382,915	1,986,218	2,257,887	3,179,783

Income (loss) from operations	(791,820)	594,855	747,292	(824,778)	(917,387)
Other (expenses) net of other income	(90,592)	(31,774)	(51,652)	(221,468)	(28,096)

Income (loss) from continuing
operations before provision for
income taxes	(882,412)	563,081	695,640	(1,046,246)	(945,483)
Provision (benefit) for income taxes	7,042	(75,876)	13,606	10,936	14,328

Income (loss) from continuing operations	(889,454)	638,957	682,034	(1,057,182)	(959,811)
Income (loss) from discontinued operations, net
of taxes (including impairment loss of $229,000
in 2004 and gain on sale of subsidiary of $381,182
in 2001 and $96,301 in 2000)	(543,570)	326,128	126,351	306,887	267,531

Net income (loss)	$ (1,433,024)	$ 965,085	$ 808,385	$ (750,295)	$ (692,280)

Earnings (loss) per common share:

Income (loss) from continuing operations	$ (0.50)	$ 0.36	$ 0.38	$ (0.59)	$ (0.53)
Income from discontinued operations	(0.31)	0.18	0.07	0.17	0.15
Basic and diluted earnings (loss)
per common share	$ (0.81)	$ 0.54	$ 0.45	$ (0.42)	$ (0.38)

Number of shares used in computation of
basic and diluted earnings per share	1,775,053	1,787,350	1,792,662	1,807,261	1,816,462

	As of
	February 29,	February 28,	February 28,	February 28,	February 29,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working Capital	$ 1,707,230	$ 3,542,728	$ 3,852,763	$ 2,454,741	$ 2,851,037

Total Assets	$ 5,903,032	$ 7,075,843	$ 6,277,489	$ 7,222,100	$ 7,376,210

Long-term debt	$ 103,452	$ 271,617	$ 192,449	$ 263,644	$ 24,655

Common Shareholders' equity	$ 4,207,090	$ 5,640,114	$ 4,702,368	$ 3,907,282	$ 4,685,912

Book value per share	$ 2.37	$ 3.18	$ 2.63	$ 2.17	$ 2.58

Common shares outstanding	1,775,053	1,775,053	1,790,000	1,800,000	1,816,462
(a) During fiscal year ended February 29, 2000, the Company disposed of its interest in Wendclark Corp.
(b) During the year ended February 28, 2001, the Company disposed of its interest in Wendcello Corp.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Consolidated Financial Statements and related Notes thereto included herein and incorporated herein by reference.

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

In February 2003, the Company was released from a rental obligation to a related party arising from the sale of real estate in a prior period. The obligation was to a limited liability company, 24% owned by Lester Tanner's daughter. Lester Tanner is a shareholder, director and president of the Company. As a result of the termination of the contingent obligation, the Company recorded a gain of $850,000 during the year ended February 28, 2003.

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

The medical segment is conducted through Medical Financial Corp., a wholly owned subsidiary, which purchases insurance claims receivables from medical practices, paying cash to the medical provider in return for a negotiated fee, and provides other collection services to those practices; and (ii) three other subsidiaries which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring calls for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) focus the operations of the medical segment on collections and other services. As a result of this decision, management services has been reclassified as discontinued operations and prior periods have been restated.

Proposed Transaction

On April  9, 2004, the Company filed a Current Report on Form 8-K announcing the signing on March 26, 2004 of an Acquisition Agreement with Creative Marketing Group, Inc, ("CMG") and its shareholders to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of MFC.  After the closing, MFC shall issue approximately 7,900,000 shares (approximately 80%) of common stock to CMG stockholders and holders of CMG debt out of approximately 10,000,000 shares of common stock which will then be issued and outstanding.  The completion of the acquisition is subject to several conditions including, but not limited to, the closing of a private offering raising a minimum of $1,000,000 and a maximum of $2,500,000.

CMG is a sales and marketing company which since the year 2000 has been exclusively working with a national brand name in the coffee industry which has a brand name recognition in excess of 90% among consumers.  In late 2002 CMG obtained exclusive licensing agreements permitting it to use the trademark of such national brand name in the production and sale of coffee and coffee filters through retailers, food service, hospitality and in-office locations throughout the United States.  CMG's relationship with this national brand name creates marketing opportunities to enhance the awareness and availability of such national brand name's coffee makers and the coffee and coffee filters which CMG may produce and sell under its licenses in the United States.

Completion of the transaction described is subject to the satisfaction of a number of conditions and there can be no assurance that all of the conditions will be met or that the registrant will successfully complete the acquisition or that CMG will raise adequate funds in the private placement.

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

Finance receivables: Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry, and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

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

Results of Operations

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 29,				February 28,
			Change				Change
	2004	2003	$	%	2003	2002	$	%
Revenues:
Gain on sale of real estate	$ -	$ 850	$ (850)		$ 850	$ 815	$ 35
Other real estate	450	-	450		-	50	(50)
Rental income	103	103	-		103	99	4
Interest from mortgages	66	84	(18)		84	152	(68)
Total real estate	619	1,037	(418)	(40)%	1,037	1,116	(79)	(7)%

Income from the purchase and
collections of medical receivables
Earned purchase discounts	796	1,305	(509)		1,305	1,315	(10)
Other collection fees
and reimbursements	647	636	11		636	302	334
Total medical	1,443	1,941	(498)	(26)%	1,941	1,617	324	20%

Total revenues	$ 2,062	$ 2,978	$ (916)	(31)%	$ 2,978	$ 2,733	$ 245	9%

The Company's revenues from continuing operations for the year ended February 29, 2004 ("2004") were $2,062,000, a decrease of $916,000 or 31% as compared to the year ended February 28, 2003 ("2003"). The change was a result of decreases in both the medical and real estate divisions. The Company's revenues from continuing operations for the year ended February 28, 2003 ("2003") were $2,978,000, an increase of $245,000 or 9% as compared to the year ended February 28, 2002 ("2002"). The increase was a result of an increase in the medical division, offset by a decrease in the real estate division.

Revenue in the real estate division decreased by $418,000, to $619,000, in 2004. The decrease in 2004 was due to a decrease in gain on sale of real estate and interest from mortgages, offset by an increase in other real estate revenue. The decrease in gain on sale of real estate in 2004 reflects the 2003 recognition of $850,000 of deferred income attributable to the termination of a contingent obligation related to a sale leaseback. The decrease in interest from mortgages in 2004 was due to a temporary reduction of the interest rate from the Granby mortgage as consideration for the termination of the contingent obligation related to a sale leaseback. The increase in other real estate revenue in 2004 was due an increase of $450,000, as a result of (i) adjustments to amounts due to co-investors of $275,000, offset by $25,000 paid in settlement of a dispute with a prior co-investor, and (ii) the sale of a townhouse for $200,000 at the Hunter property in February 2004.

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

Revenue in the medical division decreased by $498,000, to $1,443,000, in 2004. The decrease in 2004 was due to decreases in the amount of insurance claims purchased, resulting in a $509,000 decrease in fees, offset by an increase of $11,000 in income from additional collection services. The decrease in earned fees is a result of the Company's restructuring in February 2004 and the elimination throughout the year of poorly collecting clients, which was used as a way  to be more selective in the bill purchasing process due to new State insurance department regulations that make collections more difficult. The increase in the additional collection services in 2004 was due to more successful collections during the first two quarters of the fiscal year, offset by reductions during the remainder of 2004. The reductions in the later part of 2004 were due to the Company being less successful in its collection efforts as a result of increased efforts by insurance companies to delay and deny medical bills. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

Revenue in the medical division increased by $324,000, to $1,941,000, in 2003. The increase in 2003 was primarily due to additional collection services that began being provided to new and existing clients. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 29,				February 28,
			Change				Change
	2004	2003	$	%	2003	2002	$	%
Costs and expenses:
Real estate	$ 387	$ 204	$ 183	90%	$ 204	$ 254	$ (50)	(20)%
Medical receivables	1,763	1,719	44	3%	1,719	1,357	362	27%
Bad debt	191	15	176	1,173%	15	19	(4)	(21)%
Corporate expenses	392	356	36	10%	356	299	57	19%
Depreciation and amortization	121	89	32	36%	89	57	32	56%
Total costs and expenses	$ 2,854	$ 2,383	$ 471	20%	$ 2,383	$ 1,986	$ 397	20%

Costs and expenses in the real estate division increased in 2004 by $183,000 to $387,000. The increase was primarily due to the $182,000 cost of real estate sold due in 2004 compared to none being sold in 2003. Costs and expenses in the real estate division decreased in 2003 by $50,000 to $204,000. The decrease was due to a decrease in the amount of properties sold in 2003, which results in a decrease in the cost of sales, offset by an annual salary increase.

The $44,000 increase in medical receivable expenses in 2004 was primarily due to (i) an increase of  $68,000 in the costs of filing arbitrations against insurance companies on denied and unpaid medical bills, which was a result of an increase in the amount of arbitrations that were closed in 2004 as compared to 2003 and (ii) an increase of $14,000 in computer related expenses, due to a reduction in the allocation of capitalized costs, offset by a decrease in postage costs of $69,000. The decrease in postage expenses in 2004 was due to a less costly method of mailing medical bills and the related packages to the insurance carriers and a decrease in the quantity of mailings due to the reduction in the amount of bills purchased.

The $362,000 increase in medical receivable expenses in 2003 was primarily due to (i) increases in employment costs, including annual salary increases, the expansion of the sales and marketing department and new employees needed to provide the additional collection services that the Company began providing, (ii) other costs that are related to the additional collection services and (iii) new banking fees that are related to client services.

The $176,000 increase in bad debt expense in 2004 is due to increases of bad debt reserves. The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense is based on an increase in adverse arbitration decisions from the hearings that were decided during 2004. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last half of 2004. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management used this information when it made the decision in February 2004 to eliminate the purchase of additional receivables and change the focus of the operations of the medical segment to collections and other services. Management had also taken other measures during 2004 to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it pays when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

The $4,000 decrease in bad debt expense in 2003 was due the Company becoming more selective in the bill-purchasing process, which results in reduced bad debt losses.

The $36,000 increase in corporate expenses in 2004 was due to (i) an increase of $17,000 in accounting fees due to a billing adjustment for the prior year's annual audit, (ii) an increase of $12,000 in directors' fees due to additional meetings, (iii) a $25,000 reallocation of administrative salaries from the real estate division, and (iv) an increase in other various expenses, offset by a decrease in director and officer liability insurance of $34,000.

The $57,000 increase in corporate expenses in 2003 was primarily due to increases in executive salaries, accounting fees, director and officer liability insurance and shareholder reporting expenses.

The increase in depreciation and amortization of $32,000 in both 2004 and 2003 was attributable to increased capital expenditures in the medical financing division, continuing the Company's trend of relying on technology to perform formerly labor intensive functions.

Net interest expense in 2004 was $91,000, compared to $32,000 in 2003. The increase in 2004 was caused by additional borrowing due to the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult. The collection delays, which are timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

Net interest expense in 2003 was $32,000, a decrease of $20,000 from 2002. The decrease in 2003 reflects interest earned from the collection of the proceeds of the Goshen receivables in 2002 and the partial use of those proceeds to repay debt that was incurred to finance the purchase of additional medical claims receivable.

Through 2004, the Company had accumulated net operating losses ("NOLs") of $5,328,000 available to be carried forward through February 28, 2023. In 2004, the Company did not generate any taxable income, as it did in 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 95% valuation allowance of $1,721,000 against the deferred tax asset of $1,811,000 that these NOLs would generate.

The benefit for income taxes of $76,000 in 2003 reflects a current year benefit of $90,000. Through 2002, the Company had accumulated net operating losses ("NOLs") of $4,600,000, available to be carried forward through February 28, 2022. Prior to 2003, the Company had not generated taxable income and had taken a 100% valuation allowance against the deferred tax asset of $1,571,000 that these NOLs would generate. In 2003, the Company generated taxable income and estimated that it would derive minimum future tax savings of $90,000 from these NOLs, and recorded a valuation allowance of $1,471,000 against the remainder of the deferred tax asset.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 29,				February 28,
			Change				Change
	2004	2003	$	%	2003	2002	$	%
Discontinued operations:
Medical management service fees	$ 1,354	$ 2,282	$ (928)	(41)%	$ 2,282	$ 1,433	$ 849	59%

Medical management services	1,198	1,902	(704)	(37)%	1,902	1,261	641	51%
Bad debt	348	-	348	-%	-	-	-	-%
Impairment loss	229	-	229	-%	-	-	-	-%
Depreciation and amortization	113	69	44	64%	69	47	22	47%
Total costs and expenses	1,888	1,971	(83)	(4)%	1,971	1,308	663	51%

Income (loss) from operations	(534)	311	(845)		311	125	186
Other income (expense)	(9)	15	(24)		15	1	14
Income (loss) before income taxes	(543)	326	(869)		326	126	200
Income taxes	-	-	-		-	-	-
Income (loss) from
discontinued operations	$ (543)	$ 326	$ (869)		$ 326	$ 126	$ 200

The decrease in management service fees of $928,000 in 2004 was a result of the decrease in management services that the Company provided to one of the two finance clients it manages. The decrease in management fees from that client is related to a decrease in the size of its medical practice. The Company bills for its services based on the amount of expenses that it incurs on behalf of those practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

The increase in management service fees of $849,000 in 2003, was a result of the increase in management services that the Company provides to two of its finance clients. In November 2002, the Company began operating a second MRI facility, providing management services to a finance client's radiology practices.  In November 2002, the Company also acquired a 25% equity interest in a third facility that provides management services to the same client. Management fees were also generated from the management of a finance client's physical therapy practice through October 2002. These fees are net of billing adjustments.

The $704,000 decrease in medical management expenses in 2004 was due to a net decrease  in operating expenses from managing  a radiologist's practices and (ii) a reduction in operating expenses from a former client's office that is now closed. A decrease in operating expenses occurs when there is a decrease in a management client's radiology practice. The reduction in operating expenses is related to the reduction in the size of the radiologist's practice. As the size of the radiologist's practice decreases, expenses also decrease.

The 51% increase in medical management expenses in 2003 were related to the 59% increase in revenues for the same period. The Company incurred additional expenses due to growth in the management client's radiology practices. As expenses increase, the Company may bill more for the services it provides.

The bad debt expense of $348,000 in 2004 reflects increases of bad debt reserves. The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last half of 2004. The Company increased the bad debt reserve based on the information that it currently has, because it now believes receivables available to pay management fees will be lower. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment loss of $229,000 in 2004 is a result of management's estimate as to the excess of the carrying value of the net assets of the medical management service subsidiaries over the estimated proceeds from their ultimate sale.

The increase in depreciation expense of $44,000 in 2004 and $22,000 are both a result of the opening of an additional MRI facility in November 2002 and the continuing upgrades of the MRI machines that the Company owns and utilizes in providing its management services.

For the reasons described above, the Company recorded a net loss of $1,433,000 in 2004, a decrease of $2,398,000 from the net income of $965,000 in 2003. For the same reasons, net income increased by $157,000 in 2003 from $808,000 in 2002.

Liquidity and Capital Resources

The Company's two business activities during the year ended February 29, 2004 resulted in a decrease of cash in the amount of $230,000. The changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. On February 4, 2004, as a result of the increased collection cycle and the related use of cash, the Company decided to restructure the Medical Division.

As part of the restructuring, the Company decided to offer for sale the two MRI facilities that the Company owns and operates, discontinuing the medical management service business. For new prospective clients, the emphasis will be on less cash-intensive services, such as billing, collections and other management services. The Company is not seeking any new accounts receivable finance clients and is in the process of eliminating the purchase of additional medical insurance claims. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of preferred stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, New York are owned free and clear of mortgages, except for the construction loan that was used to finance the current property renovation, which is now complete. Further development of this property, at any significant cost, is expected to be funded by the issuance of Series B Bonds, other asset-based financing, the sale of the renovated property or the sale of other property in Hunter.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund its existing medical financing business, its company-wide working capital needs, and its expected investments in property and equipment. The Company expects that the reduction in both its client base and the advances it makes to its existing customers in the medical division will enable funds to be provided internally and from its financing activities.

The Company's significant sources of financing are from Series A and Series B bonds and construction loan financing. Both Series A and Series B bonds are issued for 18 month terms and may be redeemed with 60 days written notice in maximum increments of $50,000. Due to this redemption option, these bonds have been classified as current debt. As provided for in the debt instruments of the Series A and B bonds, the Company has extended maturity dates as evidenced by formal commitments. The Company may also refinance amounts that may be requested by bondholders for early redemptions through the issuance of new bonds. The Company also intends to use proceeds from the projected sale of real estate to repay or prepay debts. The construction loan is secured by the two remaining townhouses at the Hunter, New York property. Both such townhouse are under contract for sale and a portion of the proceeds of the first one those sales, if and when the sale closes, will be used to pay the remaining balance of the construction loan.

Cash used by operations in 2004 was $1,150,000, as compared to $39,000 being provided in 2003. The $1,189,000 increase in cash used by operations in 2004 was due to (i) a change in net income to loss, after adjustments for non-cash items of depreciation, real estate gains, provision for bad debts and deferred tax benefits, the net of these items totaling $1,414,000, and (ii) fluctuations in operating assets and liabilities of $30,000, primarily caused by timing differences. These increases in the use of cash were offset by (i) an increase in collections from the sale of real estate of $200,000, (ii) a $62,000 reduction in the amount of cash used for real estate held for development or sale, and (iii) fluctuations in net assets of discontinued operations $122,000.

Cash provided by investing activities was $788,000 in 2004 as compared with $961,000 being used in 2003. The change in cash from being used in 2003 to being provided in 2004 of $1,749,000 was primarily due to $1,746,000 net increase in proceeds from the collection of finance receivables. The increase in funds from the collection of receivables of $896,000 in 2004 compared to $847,000 being used in 2003 to purchase receivables was due to the decrease in receivable purchases in 2004 as compared to the increase in purchases that occurred in 2003. The decrease in receivable purchases in 2004 is a result of the Company's eliminating poorly collecting clients and plan to reduce and eliminate the purchase of receivables as part of its plan of restructuring that was implemented in February 2004.

Net cash provided by financing activities was $132,000 in 2004 as compared with the $371,000 provided in 2003. The $239,000 decrease in cash being provided in 2004 was primarily due to $132,000 of net borrowing in 2004, as compared to $398,000 of net borrowing in 2003. The proceeds from the additional borrowings in 2004 were used to finance insurance claims receivable, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of February 29, 2004.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 1,076,698	$ 982,446	$ 83,376	$ 10,876	$ -
Operating Leases	246,481	85,681	160,800	-	-
Capital Leases	31,571	28,008	3,563	-	-

Total	$ 1,354,750	$ 1,096,135	$ 247,739	$ 10,876	$ -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

At February 29, 2004, the Company's debt that is sensitive to changes in interest rates includes (i) Series A bonds of $750,000 maturing through September 2005, (ii) Series B bonds of $200,000 maturing through March 2005, and (iii) the construction loan of $112,000 maturing the earlier of the sale of the related real estate or July 2008. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. Interest on the construction loan is based at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. An interest rate increase would have a negative impact to the extent that (i) the prime rate rises to above 6% and the Company maintains a balance in either of the Series A or Series B bonds and (ii) the prime rate rises above 4.75% and the real estate held for sale that is collateral for the construction loan is not sold. As of February 29, 2004, an increase in the prime rate to 7% would have a maximum negative impact of approximately $12,000 per annum and each additional 1% increase in the prime rate would have a maximum negative impact of approximately $11,000 per annum. As of February 28, 2003, an increase in the prime rate to 7% would have had a negative impact of approximately $15,000 and each additional 1% increase in the prime rate would have had a negative impact of approximately $13,000.

An interest rate change would not impact the Company's cash flows on the fixed rate bank loan, promissory note, capital lease obligations, or the mortgage receivable.

The Company's is also exposed to interest rate risk related to its receivables as a consequence of having fixed interest rate receivables. The Company is exposed to interest rate risk arising from changes in the level of interest rates. It is anticipated that the fair market value of receivables with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Item 15 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees.  It is available on the Company's website at www.mfcdevelopment.com and shareholders may obtain a paper copy by writing to the Secretary at the address set forth on page 1.  Any amendment to the Code of Ethics, or waiver thereof, will be disclosed on the website promptly after its date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 29, 2004. Such information is incorporated herein by reference and made a part hereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

As of February 29, 2004 and February 28, 2003 and for the fiscal years ended February 29, 2004, February 28, 2003 and 2002.

Report of Holtz Rubenstein & Co., LLP
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts
Schedule III - Real Estate and Accumulated Depreciation
Schedule IV - Mortgage Loans on Real Estate

The data required by all other schedules is either included in the consolidated financial statements or is not required.

3. Reports Filed on Form 8-K:

On July 29, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the commencement of discussions with a privately held company seeking to enter into a Letter of Intent whereby it would become a subsidiary of the Company.

On August 28, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the signing of a Letter of Intent with a privately held company whereby it would become a subsidiary of the Company.

On February 23, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the Company agreeing to commence negotiations with Creative Marketing Group, Inc. ("CMG") to acquire 100% of that corporation's outstanding capital stock in exchange for shares of common stock of the Company after which the shareholders of CMG will have a majority ownership.

On April  9, 2004, the Company filed a Current Report on Form 8-K relating to the announcement of the signing of an Acquisition Agreement with CMG to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of the Company, after which the shareholders of CMG will have a majority ownership.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFC Development Corp., Inc. and its subsidiaries as of February 29, 2004 and February 28, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended February 29, 2004. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a) for the three years ended February 29, 2004. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 29, 2004 and February 28, 2003 and the consolidated results of their operations and their cash flows for the three years ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the three years ended February 29, 2004, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ HOLTZ RUBENSTEIN & CO., LLP
Melville, New York May 14, 2004

MFC Development Corp. and Subsidiaries

Consolidated Balance Sheets

	February 29,	February 28,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$ 12,992	$ 242,608
Finance receivables, net	1,453,048	2,540,340
Other current assets	60,415	79,055
Assets of discontinued operations	1,625,502	1,844,837
Total current assets	3,151,957	4,706,840

Property and equipment:
Property and equipment, at cost	784,164	668,423
Less accumulated depreciation and amortization	434,523	313,083
	349,641	355,340

Other assets:
Real estate held for development or sale	1,334,384	951,358
Mortgage and note receivable - related party	946,732	946,732
Deferred tax asset, net	90,000	90,000
Other	30,318	25,573
Total other assets	2,401,434	2,013,663

Total assets	$ 5,903,032	$ 7,075,843

	February 29,	February 28,
	2004	2003
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 313,102	$ 285,400
Current portion of notes payable, including amounts payable to related
parties of $50,000 at February 29, 2004 and $25,000 at February 28, 2003	1,008,173	650,525
Income taxes payable	3,355	3,507
Liabilities of discontinued operations	120,097	224,680
Total current liabilities	1,444,727	1,164,112

Other liabilities:
Notes payable	97,452	243,117
Due to co-investors	147,763	-
Other	6,000	28,500
Total other liabilities	251,215	271,617

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(1,722,492)	(289,468)
	4,247,728	5,680,752
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	4,207,090	5,640,114

Total liabilities and stockholders' equity	$ 5,903,032	$ 7,075,843

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Operations

	February 29,	February 28,
	2004	2003
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 313,102	$ 285,400
Current portion of notes payable, including amounts payable to related
parties of $50,000 at February 29, 2004 and $25,000 at February 28, 2003	1,008,173	650,525
Income taxes payable	3,355	3,507
Liabilities of discontinued operations	120,097	224,680
Total current liabilities	1,444,727	1,164,112

Other liabilities:
Notes payable	97,452	243,117
Due to co-investors	147,763	-
Other	6,000	28,500
Total other liabilities	251,215	271,617

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(1,722,492)	(289,468)
	4,247,728	5,680,752
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	4,207,090	5,640,114

Total liabilities and stockholders' equity	$ 5,903,032	$ 7,075,843

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statement of Stockholders' Equity

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 28, 2001	1,800,000	$ 1,800	$ 5,968,420	$ (2,062,938)	-	$ -	$ 3,907,282
Purchase of treasury stock	-	-	-	-	10,000	(13,299)	(13,299)
Net income	-	-	-	808,385	-	-	808,385	$ 808,385
Comprehensive income	-	-	-	-	-	-	-	$ 808,385
Balance, February 28, 2002	1,800,000	1,800	5,968,420	(1,254,553)	10,000	(13,299)	4,702,368
Purchase of treasury stock	-	-	-	-	14,947	(27,339)	(27,339)
Net income	-	-	-	965,085	-	-	965,085	$ 965,085
Comprehensive income	-	-	-	-	-	-	-	$ 965,085
Balance, February 28, 2003	1,800,000	1,800	5,968,420	(289,468)	24,947	(40,638)	5,640,114
Net loss	-	-	-	(1,433,024)	-	-	(1,433,024)	$ (1,433,024)
Comprehensive loss	-	-	-	-	-	-	-	$ (1,433,024)
Balance, February 29, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (1,722,492)	24,947	$ (40,638)	$ 4,207,090

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 28,	February 28,	February 28,
	2003	2003	2002
Cash flows from operating activities
Net (loss) income	$ (1,433,024)	$ 965,085	$ 808,385
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	121,440	88,840	56,730
Gain on sale of real estate held for development or sale	(17,741)	-	(16,376)
Gain on sale of real estate sold in prior year	-	(850,000)	(815,288)
Gain on adjustments of amounts due to co-investors	(274,647)	-	-
Provision for bad debts	191,147	14,722	19,190
Deferred tax benefit	-	(90,000)	-
Changes in operating assets and liabilities:
Collections from sale of real estate held for development or sale	200,000	-	50,000
Additions to real estate held for development or sale	(70,375)	(132,031)	(75,184)
Prepaid expenses, miscellaneous receivables and other assets	13,895	(43,648)	331,751
Net assets of discontinued operations	114,752	(6,723)	(964,350)
Accounts payable, accrued expenses and taxes	27,550	109,572	(188,614)
Other liabilities	(22,500)	(16,500)	23,993
Net cash (used in) provided by operating activities	(1,149,503)	39,317	(769,763)

Cash flows from investing activities
Capital expenditures and intangible assets	(108,277)	(143,442)	(106,534)
Finance receivables	896,145	(846,794)	198,030
Principal payments on notes receivable, related party	-	29,060	1,342,518
Net cash provided by (used in) provided by investing activities	787,868	(961,176)	1,434,014

Cash flows from financing activities
Proceeds of notes payable, including amounts from related parties of
$25,000 in 2004, $50,000 in 2003 and $150,000 in 2002	400,000	699,168	150,000
Principal payments on notes payable including $270,000 to a related
party in 2003 and $538,000 in 2002	(267,981)	(300,481)	(161,098)
Purchase of treasury stock	-	(27,339)	(13,299)
Net cash provided by (used in) financing activities	132,019	371,348	(24,397)

Net increase (decrease) increase in cash and cash equivalents	(229,616)	(550,511)	639,854
Cash and cash equivalents, beginning of year	242,608	793,119	153,265

Cash and cash equivalents, end of year	$ 12,992	$ 242,608	$ 793,119

Additional cash flow information
Interest paid	$ 90,592	$ 35,179	$ 54,478
Income taxes paid	$ 6,611	$ 13,058	$ 18,097

Non-cash investing and financing activities
Assets acquired under capital leases	$ 7,464	$ 19,486	$ 59,012
Disbursement of construction loan	$ 72,500	$ 145,000	$ -

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

The medical financing business is conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchases insurance claims receivables from medical practices and provides certain services to those practices; and (ii) three other subsidiaries were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring calls for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) focus the operations of the medical segment on collections and other services. As a result of this decision, management services has been reclassified as discontinued operations and prior periods have been restated.

In addition to the two operating divisions of the Company, a new division, Capco, was formed during 2000. Capco, which had never conducted the business for which it was formed, was also discontinued on February 4, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (hereinafter also referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

3. Significant Accounting Policies

Revenue Recognition

Real Estate

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

Purchase and Collection of Medical Insurance Claims Receivables

Medical Financial Corp., a wholly owned subsidiary of the Company purchases insurance claims receivable from medical practices and provides collection services to those practices. The Company charges a fee (purchase discount) upon the purchase of those receivables, which compensates the Company for the advance payment that is paid to the client and for the collection services rendered to collect the receivables. The Company also charges additional fees for other services, such as a percentage of collections when the receivables need to be litigated when the insurance companies improperly delay payment or deny claims. The insurance companies also pay interest on late payments, and reimbursements for litigation filing fees and attorney's fees on cases that they lost. The Company also charges its clients interest if the advance payment and purchase discount ("Funding Balance") on purchased receivables have not been fully collected after the contractual collection period, usually 180 days.

Purchase Discount. The purchase discount is deferred and recognized over the contractual collection period in proportion to the costs of collection. The deferred income is netted against finance receivables (see note 5). The Company is not entitled to interest on unpaid Funding Balances within the contractual collection period. Through June 1, 2001, income was recognized on a pro-rata basis as the related net collectible value of the receivables were collected. The Company incurs most of its expenses at the beginning of the contractual collection period, while collections vary throughout the period. Effective June 1, 2001, the Company determined that income would be more accurately reflected if the related costs of collection were used as a basis for determining the timing of revenue recognition over the contractual period since the Company is entitled to this fee whether or not the receivables are collected. The total amount of revenue during the contractual period remains the same under both methods. As a result of the modification as to the timing of revenue recognition, an additional $120,000 was included in revenue during the year ended February 28, 2002.

Other Collection Fees. The Company charges some of its clients an additional collection fee on the proceeds from collections on cases that required a legal action to receive payment. No revenue is recorded on unresolved cases, which represent a gain contingency. Revenue is recorded when the proceeds from collections are received by the Company.

Interest Income. Interest is charged to clients at a predetermined rate on Funding Balances that have not been fully collected after the contractual collection period. Interest income is recorded monthly based on the unpaid Funding Balance from the prior month. Interest income from insurance companies is only recorded when cases are won by the Company. No revenue is recorded on unresolved cases, which represent a gain contingency. Interest income from insurance companies is recorded when the amount is determinable, which is the earlier of notification that a case was lost by the insurance companies or when the interest payment is paid if there is no advance notification.

Reimbursed Expenses. The Company is reimbursed by insurance companies for statutory legal fees and the cost of filing on cases when the insurance companies have lost legal actions. The Company is reimbursed by its clients for the costs of postage and lock box charges that are incurred on the clients' behalf. Income from reimbursed expenses from insurance companies is recorded when the amount is determinable. Income from reimbursed expenses from clients is recorded when the amounts are known and if management estimates that the amounts are collectible.

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

Depreciation and Amortization

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

Furniture and fixtures	7 years
Computer, medical and transportation equipment	3-5 years

Amortization of leasehold improvements is provided by the application of the straight-line method over the shorter of their estimated useful lives or the terms of the related leases and range from three to six years.

Real Estate Held for Development or Sale

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

Earnings per Share

Earnings per common share for each of the three years ended February 29, 2004, is calculated by dividing net income by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

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

Finance receivables arise from the purchase from medical providers in the New York City area of their insurance claims from various insurance companies. February 29, 2004, fees earned from three medical providers were 23%, 20% and 18% of earned fees. For the year ended February 28, 2003, fees earned from five medical providers were 20%, 18%, 12%, 11% and 10% of earned fees. For the year ended February 28, 2002, fees earned from four medical providers were 18%, 16%, 14% and 12% of earned fees. As of February 29, 2004, claims receivable from one insurance company comprised 23% of total finance receivables. As of February 28, 2003, claims receivable from two insurance companies comprised 13% and 15% of total finance receivables.

All note receivables are from the sale of real estate in New York and Connecticut (see Note 4).

Advertising Costs

The Company expenses the cost of advertising as incurred. For the years ended February 29, 2004, February 28, 2003 and 2002, advertising expense totaled approximately $1,000, $4,000, and $1,000.

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

Stock Based Compensation
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
Effects of New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS No. 146, an exit or disposal plan exists when the following criteria are met:

Management, having the authority to approve the action, commits to a plan of termination.

The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service beyond a minimum retention period until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above.

Effective March 1, 2003, the Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities". Application of this interpretation is required in the Company's financial statements for the year ended February 29, 2004. Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. The Company determined that it does not have any arrangements or relationships with special-purpose entities.

4. Real Estate Activities

Mortgage and Note Receivable - Related Party

Mortgage and note receivable, arising from the sale of real estate, consists of the following:

	February 29,	February 28,
	2004	2003

Granby, Connecticut (Real Estate Operator)	$ 946,732	$ 946,732

This mortgage calls for monthly payments of interest only at the rate of 7% per annum through March 1, 2006. Beginning on April 1, 2006, payments will include principal and interest at the rate of 9% per annum. The mortgage is collateralized by the underlying real estate and matures as follows:

Year ending February 28,
2005	$ -
2006	-
2007	31,549
2008	37,508
2009	41,026
Thereafter	836,649
$ 946,732

As of February 29, 2004 and February 28, 2003, this mortgage receivable was performing.

The Granby note receivable is being used as collateral for certain debt. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Granby property.

The owner of the property is a limited liability company, 24% owned by Lester Tanner's daughter. Lester Tanner is a shareholder, director and president of the Company. Interest income from this note for the years ended February 29, 2004, February 28, 2003 and 2002 was $66,000, $84,000 and $89,000.

Real Estate Held for Development or Sale

The following properties are included in real estate held for development and sale:

The Hunter property is located at the base of Hunter Mountain in Greene County, New York. This property includes approximately 65 acres of undeveloped land, a hotel site, a clubhouse with a recreational facility, the remaining two unsold units of three townhouses that were converted from an office building during fiscal 2004 and 2003, and a sewage treatment plant that serves the development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. This property is being used as collateral for a construction loan and a line of credit.

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property. One of the completed units was sold in February 2004 for $200,000, of which $170,000 of the proceeds was used to reduce the construction loan. The balance of the construction loan at February 29, 2004 was $112,000. The Company is capitalizing interest and loan acquisition costs during the construction period. For the years ended February 29, 2004 and February 28, 2003, $16,000 and $9,000 of interest and loan acquisition costs were capitalized.

Waste Water Treatment Plant

Highlands Pollution Control Corp. (HPCC), a subsidiary of the Company, owns a wastewater treatment facility at the Hunter property, which is located in the New York City ("NYC") watershed area. NYC has modified the environmental regulations for the watershed area to ensure clean drinking water is available to its residents. NYC entered into an agreement with HPCC to bring the facility in compliance with the new regulations. Under the terms of the agreement, NYC has agreed to reimburse HPCC for all costs incurred with the upgrade of the facility and a portion of the additional costs incurred to operate the upgraded facility. During the years ended February 29, 2004, February 28, 2003 and 2002, HPCC has incurred costs and has been reimbursed by NYC for amounts approximating $394,000, $1,448,000 and $116,000. The costs and reimbursements have been netted in the accompanying balance sheet.

Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, are recorded as liabilities.

Sale of Real Estate, Granby, Connecticut

The Company had sold an office building in East Granby, Connecticut during fiscal 1996 and leased back a portion of the space, which was then subleased to a third party through August 31, 2002. The Company remained obligated on its leaseback for a 42 month period from September 1, 2002 through February 28, 2006 (the Vacancy Period) for monthly rentals of $31,062. As a result, $850,000 of the gain recorded on the sale in 1996, representing the present value of the monthly rental for 42 months, was deferred. In fiscal 1998, Northwest Management Corp. ("NWM"), a shareholder of the Company signed an agreement to indemnify the Company for any payments made during the Vacancy Period in consideration for keeping any rentals from a new sublease which might be obtained during the Vacancy Period in excess of $31,062 per month. The president of NWM, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NWM shares, which are owned by his two children. From September 1, 2002 through January 31, 2003 the Company paid the monthly rentals for the vacant space of $31,062, all of which were reimbursed to the Company by NWM pursuant to its indemnity agreement.

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

Interest income from this transaction (principal amount of note receivable was $2,310,000) was $63,075 for the year ended February 28, 2002. The terms of the note called for an annual payment of interest of $30,000. The payment for fiscal 2000 was not paid, which resulted in the suspension of accruing interest from December 1, 1999 through May 31, 2001. There was no allowance for loss because the market value of the collateral, less costs to sell, was greater than the carrying amounts of the related notes receivable and accrued interest receivable.

Other Real Estate Revenue

Other real estate revenue for the years ended February 29, 2004, February 28, 2003 and 2002 are as follows:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002

Gross sales of real estate held for development or sale	$ 200,000	$ -	$ 50,000
Net gain on adjustment to co-investors	249,647	-	-

Total other real estate revenue	$ 449,647	$ -	$ 50,000

The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon payment in full of the Granby mortgage note, co-investors will share in the positive cash flow from the collections of the note, after deducting costs and expenses of carrying and developing the related property. During fiscal 2004, the Company paid $25,000 in settlement of a dispute with a prior co-investor and the Company reevaluated balances owed to the current co-investors as a result of the current development at the Hunter property. Accordingly, amounts payable to all co-investors were adjusted, resulting in a net gain of $249,647.

In May 2001, the land for four unbuilt condominium units in Hunter, New York was sold to a related party, Eastern Mountain Properties, LLC, which is 45% owned by Dr. Anne-Renne Testa, who is the wife of Lester Tanner, a director, president and shareholder of the Company. The parcel of land was sold for $50,000, which approximated the fair market value of the property, based on a bid for the same amount from an unrelated party, which was acceptable to the Company, but was later withdrawn. The Company realized a gain of $16,000 from the sale of this property.

5. Finance Receivables, Net

Medical Financial Corp., a wholly owned subsidiary of the Company purchases insurance claims receivable from medical practices and provides collection services to those practices. The Company charges a fee (purchase discount) upon the purchase of those receivables, which compensates the Company for the advance payment that is paid to the client and for the collection services rendered to collect the receivables. The Company also charges additional fees for other services, such as a percentage of collections when the receivables need to be litigated when the insurance companies improperly delay payment or deny claims. The insurance companies also pay interest on late payments, and reimbursements for litigation filing fees and attorney's fees on cases that they lost. The Company also charges its clients interest if the advance payment and purchase discount on purchased receivables are not collected or offset in full after the contractual collection period, usually 180 days.

Net finance receivables consist of the following:

	February 29,	February 28,
	2004	2003
Gross finance receivables	$ 2,783,846	$ 4,902,950
Allowance for credit losses	(455,432)	(264,285)
Deferred finance income	(101,290)	(223,390)
	2,227,124	4,415,275
Due to finance customers	(774,076)	(1,874,935)
Net finance receivables	$ 1,453,048	$ 2,540,340

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the year ended February 29, 2004 is based on an increase in adverse arbitration decisions from the hearings that were decided on during the last several months. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last few months. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management has also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it makes when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

From the date the Company purchases insurance claims receivable from medical practices and the advance payment is made to the client, the Company has 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collects the advance payment and fee, all additional amounts, if any, that are collected are given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of February 29, 2004, there were approximately $3,995,000 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company. The write-offs and recoveries are a balance sheet item only, and do not affect the income statement. The income statement would only be affected if any part of the advance payment or fee was not collected in the 180 day period. For that situation, a reserve has been established.

Certain of these receivables are collateral for a line of credit.

Detail of income from the purchase and collection of medical receivables and medical receivable costs and expenses were as follows:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002

Revenues
Purchase discounts	$ 674,285	$ 1,304,648	$ 1,081,055
Earned (deferred) purchase discounts
from current and prior months	122,100	841	233,505
Earned purchase discounts	796,385	1,305,489	1,314,560
Other collection fees	111,485	97,057	13,604
Interest income from insurance companies	268,010	245,104	104,610
Interest income from clients	15,105	32,408	32,262
Closing fees	4,000	6,500	9,350

Total income from the purchase and
collections of medical receivables	$ 1,194,985	$ 1,686,558	$ 1,474,386

Reimbursed expenses
Reimbursed attorney and filing fees	$ 186,469	$ 139,444	$ 48,018
Reimbursed expenses - postage	30,317	80,032	92,466
Reimbursed expenses - bank lock box fees	31,211	34,774	1,917

Total reimbursed expenses	$ 247,997	$ 254,250	$ 142,401

Costs and expenses
Employment costs	$ 1,238,840	$ 1,246,733	$ 1,029,234
Occupancy costs	82,233	80,115	81,976
Litigation filing fees	127,418	58,622	15,560
Lock box and other bank fees	75,377	77,446	7,853
Technology support	28,565	15,008	21,517
Accounting and legal	14,000	13,739	14,570
Office supplies and equipment rental	42,199	34,479	33,774
Postage	40,005	108,782	83,168
Telephone	37,557	37,743	32,836
Other costs	76,543	46,902	36,966

Total medical receivable expenses	$ 1,762,737	$ 1,719,569	$ 1,357,454

6. Property and Equipment

Property and equipment consists of the following:

	February 29,	February 28,
	2004	2003
Leasehold improvements	$ 56,386	$ 56,386
Computer equipment & software	614,161	438,513
Equipment under capital leases	85,962	145,869
Other equipment and furniture	27,655	27,655
	784,164	668,423
Less accumulated depreciation and amortization	434,523	313,083
Property and equipment, net	$ 349,641	$ 355,340

As of February 29, 2004 and February 28, 2003, accumulated amortization of equipment under capital leases was $28,489 and $70,845.

For the years ended February 29, 2004, February 28, 2003 and 2002, depreciation expense, which includes amortization under capital leases, was $121,440, $88,440 and $56,730.

7. Notes Payable

Notes payable include the following:

	February 29,	February 28,
	2004	2003
Series A Bonds	$ 750,000	$ 575,000
Series B Bonds	200,000	25,000
Bank loans	126,698	240,472
Capital lease obligations	28,927	53,170
	1,105,625	893,642
Less current maturities	1,008,173	650,525
Long-term debt	$ 97,452	$ 243,117

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at February 29, 2004. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 29, 2004 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to six of the bondholders. Two other directors-shareholders, each hold a $25,000 bond, and they are both related to two other bondholders.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the and February ,  Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at February 29, 2004, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to two of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 29, 2004 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. The balance of the loan at February 29, 2004 and February 28, 2003 was $111,953 and $217,500. The terms of the loan call for monthly payments of interest through June 1, 2003, at which time it converted into a term loan with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan is secured by the Hunter property and is guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

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

Interest expense on related party borrowings for the years ended February 29, 2004, February 28, 2003 and 2002 was $5,250, $9,950 and $50,305.

Capital Lease Obligations. The Company has acquired certain equipment under various capital leases expiring in 2007. The leases provide for monthly payments of principal and interest of $3,280 and have been capitalized at imputed interest rates of 14.37% to 19.12%.

Aggregate maturities of the amount of notes payable and capital leases at February 29, 2004 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2005	$ 982,446	$ 28,008	$ 1,010,454
2006	29,696	3,288	32,984
2007	26,005	275	26,280
2008	27,675	-	27,675
2009	10,876		10,876
	1,076,698	31,571	1,108,269
Amount representing interest	-	2,644	2,644
Total (a)	$ 1,076,698	$ 28,927	$ 1,105,625

(a) Total capital lease obligations represent present value of minimum lease payments.

8. Treasury Stock

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

9. Minimum Operating Lease Commitments

In April 2000, MFC signed a lease extension for its executive offices under a seven year lease expiring on February 28, 2007.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending February 28,
2005	$ 80,400
2006	80,400
2007	80,400
$ 241,200

For the years ended February 29, 2004, February 28 2003 and 2002 rent expense totaled approximately $83,000 for each year.

Other Commitments and Contingencies

In the normal course of business, the Company becomes a party to various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

10. Stock Options

Each non-employee director who owns less than 5% of the Company's stock is annually granted a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. As of February 29, 2004, three directors had been issued options totaling 15,000 shares, expiring through July 18, 2008, at option prices ranging from $1.00 to $2.00 per share.

11. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002
Current:
Federal	$ -	$ -	$ -
State	7,042	14,124	13,606
Total current	7,042	14,124	13,606

Deferred:
Federal	-	(77,000)	-
State	-	(13,000)	-
Total deferred	-	(90,000)	-

Total	$ 7,042	$ (75,876)	$ 13,606

After the spin-off from FRM on January 23, 2001, MFC and its subsidiaries filed consolidated Federal tax returns. MFC and its subsidiaries file individual state tax returns. The gain on sale of real estate, resulting from the recognition of deferred income from the sale of the Granby, Ct property in fiscal 2003 and the settlement of the Goshen receivables in fiscal 2002 were both included in taxable income of the Company's former parent in the years that the properties were sold.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $5,328,000. These losses will be available for future years, expiring through February 28, 2023. During fiscal 2003, the Company utilized $32,000 of its Federal NOL carryforwards. The Company, however, has taken a 95% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

Significant components of deferred tax assets (liabilities) were as follows:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002
Tax loss carryforwards	$ 1,811,387	$ 1,560,591	$ 1,218,875
Less valuation allowance	(1,721,387)	(1,470,591)	(1,218,875)
Deferred tax assets	$ 90,000	$ 90,000	$ -

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Statutory federal income tax
expense rate	(34.0)	34.0	34.0
Recognition of previously taxed
deferred income	-	(32.5)	(34.0)
Other permanent timing differences	-	0.2	-
Utilization of NOL carryforwards - current	-	(1.7)	-
Utilization of NOL carryforwards - deferred	-	(10.1)	-
Valuation allowance against
NOL carryforwards	34.0	-	-
State taxes, less federal
tax effect	0.8	1.6	1.6
	0.8	(8.5)	1.6

12. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring calls for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. Accordingly, the operating results of management services for each of the three years ended February 29, 2004 has been presented as "Income (loss) from discontinued operations, net of income taxes". Net assets to be disposed of or liquidated, at their book value, have been separately classified in the the accompanying balance sheets at February 29, 2004 and February 28, 2003. The Company recorded an impairment loss of $229,285, for the year ended February 29, 2004 in connection with the write-down of the assets that are to be disposed of. Due to operating losses, there was no income tax benefit from the write-down of assets. In addition, the Capco division, which was formed during 2000 and had never conducted the business for which it was formed, was also discontinued on February 4, 2004. The results of operations of the Capco division were immaterial and have been combined with the results of operations of the management services.

Summarized financial information for management services as discontinued operations for the years ended February 29, 2004, February 28, 2003 and 2002 follows:

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002

Medical management service fees	$ 1,353,749	$ 2,282,677	$ 1,432,984

Medical management services	1,198,223	1,901,865	1,260,555
Bad debt	347,422	-	-
Impairment loss	229,285	-	-
Depreciation and amortization	113,302	69,470	47,531
	1,888,232	1,971,335	1,308,086

Income (loss) from operations	(534,483)	311,342	124,898
Other income (expense)	(9,087)	14,786	1,453
Income (loss) before income taxes	(543,570)	326,128	126,351
Income taxes	-	-	-

Income (loss) from discontinued operations, net of taxes	$ (543,570)	$ 326,128	$ 126,351

The components of assets and liabilities of discontinued operations are as follows:

	February 29,	February 28,
	2004	2003
Management fee receivables, net	$ 1,157,124	$ 1,058,188
Other current assets	21,878	59,639
Property and equipment at cost	451,131	447,686
Less accumulated depreciation and amortization	(189,399)	(134,726)
Loan receivable	83,137	237,176
Investment in unconsolidated subsidiaries	50,000	103,951
Other assets	51,631	72,923
Total assets	$ 1,625,502	$ 1,844,837

Accounts payable and accrued expenses	$ 88,532	$ 79,756
Current portion of notes payable	31,565	108,359
Long term debt	-	31,565
Minority interest in subsidiary	-	5,000
Total liabilities	$ 120,097	$ 224,680

13. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) real estate, (2) medical financing, and (3) other, which is comprised of corporate overhead. The real estate segment operates in New York and Connecticut. The medical financing segment operates in New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

Business segment information follows:

	Real	Medical
	Estate	Financing	Other	Total
February 29, 2004
Total revenue from external customers	$ 619,114	$ 1,442,982	$ -	$ 2,062,096
Income (loss) from operations	230,759	(628,077)	(394,502)	(791,820)
Other expense (income), net	2,244	88,348	-	90,592
Income (loss) from continuing operations
before (benefit) provision for income taxes	228,515	(716,425)	(394,502)	(882,412)

Assets - continuing	2,333,409	1,849,315	94,806	4,277,530
Assets - discontinued	-	1,625,502	-	1,625,502
Total assets	2,333,409	3,474,817	94,806	5,903,032

Capital expenditures	-	115,741	-	115,741
Depreciation and amortization	1,780	117,175	2,485	121,440

February 28, 2003
Total revenue from external customers	$ 1,036,962	$ 1,940,808	$ -	$ 2,977,770
Income (loss) from operations	830,668	122,412	(358,225)	594,855
Other expense (income), net	(923)	32,697	-	31,774
Income (loss) from continuing operations
before (benefit) provision for income taxes	831,591	89,715	(358,225)	563,081

Assets - continuing	2,003,751	3,105,889	121,366	5,231,006
Assets - discontinued	-	1,844,837	-	1,844,837
Total assets	2,003,751	4,950,726	121,366	7,075,843

Capital expenditures	-	160,218	2,709	162,927
Depreciation and amortization	2,014	84,105	2,721	88,840

February 28, 2002
Total revenue from external customers	$ 1,116,723	$ 1,616,787	$ -	$ 2,733,510
Income (loss) from operations	860,092	188,896	(301,696)	747,292
Other expense (income), net	(2,778)	54,430	-	51,652
Income (loss) from continuing operations
before (benefit) provision for income taxes	862,870	134,466	(301,696)	695,640

Assets - continuing	2,332,367	2,148,503	12,868	4,493,738
Assets - discontinued	-	1,783,751	-	1,783,751
Total assets	2,332,367	3,932,254	12,868	6,277,489

Capital expenditures	2,833	159,809	2,905	165,547
Depreciation and amortization	3,057	51,247	2,426	56,730

14. Proposed Transaction

On April  9, 2004, the Company filed a Current Report on Form 8-K announcing the signing on March 26, 2004 of an Acquisition Agreement with Creative Marketing Group, Inc, ("CMG") and its shareholders to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of MFC.  After the closing, MFC shall issue approximately 7,900,000 shares (approximately 80%) of common stock to CMG stockholders and holders of CMG debt out of approximately 10,000,000 shares of common stock which will then be issued and outstanding.  The completion of the acquisition is subject to several conditions including, but not limited to, the closing of a private offering raising a minimum of $1,000,000 and a maximum of $2,500,000.

CMG is a sales and marketing company which since the year 2000 has been exclusively working with a national brand name in the coffee industry which has a brand name recognition in excess of 90% among consumers.  In late 2002 CMG obtained exclusive licensing agreements permitting it to use the trademark of such national brand name in the production and sale of coffee and coffee filters through retailers, food service, hospitality and in-office locations throughout the United States.  CMG's relationship with this national brand name creates marketing opportunities to enhance the awareness and availability of such national brand name's coffee makers and the coffee and coffee filters which CMG may produce and sell under its licenses in the United States.

Completion of the transaction described is subject to the satisfaction of a number of conditions and there can be no assurance that all of the conditions will be met or that the registrant will successfully complete the acquisition or that CMG will raise adequate funds in the private placement.

15. Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

	Quarter

	First	Second	Third	Fourth	Total
Year ended February 29, 2004
Total revenue	$ 645,343	$ 520,840	$ 363,152	$ 532,761	$ 2,062,096

Income (loss) from continuing operations	29,293	(120,702)	(462,187)	(335,858)	(889,454)
Income (loss) from discontinued operations	48,052	45,834	(356,704)	(280,752)	(543,570)
Net income (loss)	$ 77,345	$ (74,868)	$ (818,891)	$ (616,610)	$ (1,433,024)

Earnings (loss) per common share:
Income (loss) from continuing operations	$ 0.02	$ (0.07)	$ (0.26)	$ (0.19)	$ (0.50)
Income (loss) from discontinued operations	0.03	0.03	(0.20)	(0.16)	(0.31)
Basic and diluted income (loss) per common share	$ 0.05	$ (0.04)	$ (0.46)	$ (0.35)	$ (0.81)

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,775,053	1,775,053	1,775,053	1,775,053	1,775,053

Year ended February 28, 2003
Total revenue	$ 459,017	$ 563,991	$ 553,060	$ 1,401,702	$ 2,977,770

Income (loss) from continuing operations	(70,136)	(68,218)	(58,940)	836,251	638,957
Income (loss) from discontinued operations	102,003	96,801	78,944	48,380	326,128
Net income (loss)	$ 31,867	$ 28,583	$ 20,004	$ 884,631	$ 965,085

Earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.04)	$ (0.04)	$ (0.03)	$ 0.47	$ 0.36
Income (loss) from discontinued operations	0.06	0.05	0.04	0.03	0.18
Basic and diluted income (loss) per common share	$ 0.02	$ 0.01	$ 0.01	$ 0.50	$ 0.54

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,790,000	1,790,000	1,789,665	1,779,590	1,787,350

Year ended February 28, 2002
Total revenue	$ 453,219	$ 538,219	$ 1,231,957	$ 510,115	$ 2,733,510

Income (loss) from continuing operations	(78,990)	20,002	744,716	(3,694)	682,034
Income (loss) from discontinued operations	35,213	30,867	(16,425)	76,696	126,351
Net income (loss)	$ (43,777)	$ 50,869	$ 728,291	$ 73,002	$ 808,385

Earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.04)	$ 0.01	$ 0.42	$ -	$ 0.38
Income (loss) from discontinued operations	0.02	0.02	(0.01)	0.04	0.07
Basic and diluted income (loss) per common share	$ (0.02)	$ 0.03	$ 0.41	$ 0.04	$ 0.45

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,797,863	1,790,000	1,790,000	1,790,000	1,792,662

MFC Development Corp. and Subsidiaries

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Year ended February 29, 2004

Column A	Column B	Column C		Column D	Column E

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	(Deductions)	Period

February 29, 2004
Allowance for credit losses	$ 264,285	$ 191,147	$ -	$ -	$ 455,432
Valuation allowance -
Deferred tax asset	$ 1,470,591	$ -	$ 250,796	$ -	$ 1,721,387

February 28, 2003
Allowance for credit losses	$ 252,535	$ 11,750	$ -	$ -	$ 264,285
Valuation allowance -
Deferred tax asset	$ 1,218,875	$ -	$ 341,716	$ (90,000)	$ 1,470,591

February 28, 2002
Allowance for credit losses	$ 233,345	$ 19,190	$ -	$ -	$ 252,535
Valuation allowance -
Deferred tax asset	$ 521,273	$ -	$ 697,602	$ -	$ 1,218,875

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

Schedule III - Real Estate and Accumulated Depreciation

Year ended February 29, 2004

Column A	Column B	Column C		Column D		Column E			Column F

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at Close of Period

Accumu-
			Buildings				Buildings		lated
	Encum-		& Improve-	Improve-	Carrying		& Improve-		Depre-
Description	brances	Land	ments	ments	Cost	Land	ments	Total	ciation

Partial investment
in condominium
development,
Hunter, NY	$ -	$ -	$ 467,560	$ 128,830	$ 62,946	$ 495,448	$ 838,936	$ 1,334,384	$ -

Total	$ -	$ -	$ 467,560	$ 128,830	$ 62,946	$ 495,448	$ 838,936	$ 1,334,384	$ -

	Column G	Column H	Column I
Line
where
	Date of		Depre-
	Constr-	Date	ciation
Columns	uction	Acquired	Computed
continued
from above	-	02/29/96	N/A

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

	February 29, 2004		February 28, 2003		February 28, 2002

Balance at beginning of period		$ 951,358		$ 625,713		$ 584,153
Additions during period
Other acquisitions	422,410		-		-
Improvements, etc.	142,875		325,645		75,183
Capitalized carrying costs	-	565,285	-	325,645	-	75,183
		1,516,643		951,358		659,336
Deductions during period
Cost of real estate sold	182,259		-		33,623
		182,259		-		33,623
Balance at close of period		$ 1,334,384		$ 951,358		$ 625,713

The Federal Income Tax Basis of the Hunter property is $1,623,393.

Schedule IV - Mortgage Loans on Real Estate

Year ended February 29, 2004

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H

							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Monthly	Prior	Amount of	Amount of	Principal
Description	Rate	Date	Payment	Liens	Mortgages	Mortgages	or Interest

Second mortgage
Office building,
Granby, CT		03/08/17		$2,298,421	$ 946,732	$ 946,732	$ -
through 3/1/06	7%		$ 5,523
4/1/06-3/8/17	9%		$ 9,863

					$ 946,732	$ 946,732	$ -

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

	February 29, 2004		February 28, 2003		February 28, 2002

Balance at beginning of period		$ 946,732		$ 975,792		$ 3,152,683
Additions during period
New mortgage loans	-		-		-
		-		-		-
		946,732		975,792		3,152,683
Deductions during period
Collection of principal	-		29,060		1,342,518
Settlement of Goshen receivables	-		-		834,373
		-		29,060		2,176,891
Balance at close of period		$ 946,732		$ 946,732		$ 975,792

EXHIBIT INDEX

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

The following exhibits are incorporated herein by reference to Amendment No. 3 to Form 10 dated January 17, 2001.

Exhibit Number	Exhibit Description

3.01	Certificate of Incorporation of the Company
3.03	Amended By-Laws of the Company
5.01	Opinion of Tanner Propp, LLP
21.01	A list of subsidiaries of the Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2004.

MFC DEVELOPMENT CORP.

/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 27, 2004.

/s/ LESTER TANNER
Lester Tanner President and Director (Principal Executive Officer)

/s/ STEVEN KEVORKIAN
Steven Kevorkian Director

/s/ VICTOR BRODSKY
Victor Brodsky Director

/s/ ANDERS STERNER
Anders Sterner Director

/s/ JAY HIRSCHSON
Jay Hirschson Director

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Annual Report of the Company on Form 10-K for the period ended February 29, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

May 27, 2004

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

May 27, 2004	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

May 27, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of MFC Development Corporation (the "Company") on Form 10-K for the period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 27, 2004	May 27, 2004
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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

This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended  (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.