Form 10-Q
period 2004-05-31
MFC DEVELOPMENT CORP
filed 2004-07-15
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on July 14, 2004, 1,775,053 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 9,130	$ 12,992
Finance receivables, net	1,044,085	1,453,048
Other current assets	98,172	60,415
Assets of discontinued operations	1,568,726	1,625,502
Total current assets	2,720,113	3,151,957

Property and equipment:
Property and equipment, at cost	787,914	784,164
Less accumulated depreciation and amortization	465,365	434,523
	322,549	349,641

Other assets:
Real estate held for development or sale	1,341,590	1,334,384
Mortgage and note receivable - related party	946,732	946,732
Deferred tax asset, net	90,000	90,000
Other	4,470	30,318
Total other assets	2,382,792	2,401,434

Total assets	$ 5,425,454	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2004	2004
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 411,915	$ 313,102
Current portion of notes payable, including amounts payable to related
parties of $50,000 at May 31, 2004 and February 29, 2004	1,001,307	1,008,173
Income taxes payable	1,019	3,355
Liabilities of discontinued operations	122,562	120,097
Total current liabilities	1,536,803	1,444,727

Other liabilities:
Notes payable	88,215	97,452
Due to co-investors	147,763	147,763
Other	-	6,000
Total other liabilities	235,978	251,215

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(2,276,909)	(1,722,492)
	3,693,311	4,247,728
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	3,652,673	4,207,090

Total liabilities and stockholders' equity	$ 5,425,454	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	May 31,
	2004	2003
Revenues
Other real estate	$ -	$ 174,573
Rental income	25,897	25,802
Interest from mortgages	16,566	16,566
Income from the purchase
and collections of medical receivables	73,559	369,213
Reimbursed expenses	31,351	59,189
Total revenues	147,373	645,343

Costs and expenses
Real estate	61,788	54,134
Medical receivables	334,590	419,847
Bad debt	9,279	3,722
Corporate expenses	101,388	90,774
Depreciation and amortization	30,842	25,284
Total costs and expenses	537,887	593,761

(Loss) income from operations	(390,514)	51,582

Other income (expense):
Interest expense	(24,031)	(19,319)
	(24,031)	(19,319)

(Loss) income from continuing operations before
provision for income taxes	(414,545)	32,263
Provision for income taxes	2,586	2,970
(Loss) income from continuing operations	(417,131)	29,293

(Loss) income from discontinued operations, net of taxes	(137,286)	48,052
Net (loss) income	$ (554,417)	$ 77,345

(Loss) income per common share:
(Loss) earnings from continuing operations	$ (0.23)	$ 0.01
(Loss) income from discontinued operations	(0.08)	0.03
Basic and diluted (loss) earnings per common share	$ (0.31)	$ 0.04

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,775,053

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 29, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (1,722,492)	24,947	$ (40,638)	$ 4,207,090
Net loss	-	-	-	(554,417)	-	-	(554,417)	$ (554,417)
Comprehensive loss	-	-	-	-	-	-	-	$ (554,417)
Balance, May 31, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (2,276,909)	24,947	$ (40,638)	$ 3,652,673

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	May 31,	May 31,
	2004	2003
Cash flows from operating activities
Net (loss) income	$ (554,417)	$ 77,345
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Depreciation and amortization	30,842	25,284
Gain on adjustments of amounts due to co-investors	-	(174,573)
Provision for bad debts	9,279	3,722
Changes in operating assets and liabilities:
Additions to real estate held for development or sale	(7,206)	(15,312)
Payment to Co-investor on property previously sold	-	(25,000)
Prepaid expenses, miscellaneous receivables and other assets	(11,909)	(4,884)
Net assets of discontinued operations	59,241	(137,026)
Accounts payable, accrued expenses and taxes	96,477	(53,189)
Other liabilities	(6,000)	(4,500)
Net cash (used in) operating activities	(383,693)	(308,133)

Cash flows from investing activities
Capital expenditures and intangible assets	(3,750)	(45,551)
Finance receivables	399,684	32,187
Net cash provided by (used in) provided by investing activities	395,934	(13,364)

Cash flows from financing activities
Proceeds of notes payable	150,000	175,000
Principal payments on notes payable	(166,103)	(9,306)
Net cash (used in) provided by financing activities	(16,103)	165,694

Net decrease in cash and cash equivalents	(3,862)	(155,803)
Cash and cash equivalents, beginning of period	12,992	242,608

Cash and cash equivalents, end of period	$ 9,130	$ 86,805

Additional cash flow information
Interest paid	$ 24,031	$ 20,231
Income taxes paid	$ 4,611	$ 4,979

Non-cash investing and financing activities
Assets acquired under capital leases	$ -	$ 7,464

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2004; results of operations for the three months ended May 31, 2004 and 2003; cash flows for the three months ended May 31, 2004 and 2003; and changes in stockholders' equity for the three months ended May 31, 2004. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 29, 2004. The consolidated balance sheet at February 29, 2004 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Property and Equipment

Property and equipment consists of the following:

	May 31,	February 29,
	2004	2004
	(unaudited)
Leasehold improvements	$ 56,386	$ 56,386
Computer equipment & software	617,911	614,161
Equipment under capital leases	85,962	85,962
Other equipment and furniture	27,655	27,655
	787,914	784,164
Less accumulated depreciation and amortization	465,365	434,523
Property and equipment, net	$ 322,549	$ 349,641

As of May 31, 2004 and February 29, 2004, accumulated amortization of equipment under capital leases was $32,788 and $28,490.

4. Finance and Management Fee Receivables, Net

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

Net finance receivables consist of the following:

	May 31,	February 29,
	2004	2004
	(unaudited)
Gross finance receivables	$ 2,054,923	$ 2,783,846
Allowance for credit losses	(464,711)	(455,432)
Deferred finance income	(66,670)	(101,290)
	1,523,542	2,227,124
Due to finance customers	(479,457)	(774,076)
Net finance receivables	$ 1,044,085	$ 1,453,048

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the year ended February 29, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided on during the last several months of that year. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last fiscal year. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management has also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it makes when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

From the date the Company purchases insurance claims receivable from medical practices and the advance payment is made to the client, the Company has 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collects the advance payment and fee, all additional amounts, if any, that are collected are given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of May 31, 2004, there were approximately $3,932,000 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company. The write-offs and recoveries are a balance sheet item only, and do not affect the income statement. The income statement would only be affected if any part of the advance payment or fee was not collected in the 180 day period. For that situation, a reserve has been established.

Certain of these receivables are collateral for a line of credit.

Detail of income from the purchase and collection of medical receivables and medical receivable costs and expenses were as follows:

	Three months ended
	May 31,
	2004	2003

Revenues
Purchase discounts	$ 34,620	$ 241,820
Earned (deferred) purchase discounts
from current and prior months	10,432	4,033
Earned purchase discounts	45,052	245,853
Other collection fees	14,460	27,731
Interest income from insurance companies	14,047	86,877
Interest income from clients	-	8,252
Closing fees	-	500

Total income from the purchase and
collections of medical receivables	$ 73,559	$ 369,213

Reimbursed expenses
Reimbursed attorney and filing fees	$ 19,234	$ 42,845
Reimbursed expenses - postage	1,349	6,644
Reimbursed expenses - bank lock box fees	10,768	9,700

Total reimbursed expenses	$ 31,351	$ 59,189

Costs and expenses
Employment costs	$ 228,938	$ 312,483
Occupancy costs	21,642	20,371
Litigation fees	29,615	18,011
Lock box and other bank fees	14,992	19,341
Technology support	7,645	5,561
Accounting and legal	2,500	3,500
Office supplies and equipment rental	9,420	10,763
Postage	4,743	9,732
Telephone	5,899	9,834
Other costs	9,196	10,251

Total medical receivable expenses	$ 334,590	$ 419,847

5. Real Estate Held for Development or Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property. One of the completed units was sold in February 2004 for $200,000, of which $170,000 of the proceeds was used to reduce the construction loan. The balance of the construction loan at May 31, 2004 was $106,000. The Company is capitalizing interest and loan acquisition costs during the construction period. For the three months ended May 31, 2004 and May 31, 2003, $2,000 and $3,000 of interest and loan acquisition costs were capitalized.

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

8. Notes Payable

Notes payable include the following:

	May 31,	February 29,
	2004	2004
	(unaudited)
Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
Bank loans	118,845	126,698
Capital lease obligations	20,677	28,927
	1,089,522	1,105,625
Less current maturities	1,001,307	1,008,173
Long-term debt	$ 88,215	$ 97,452

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at May 31, 2004. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2004 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to six of the bondholders. Two other directors-shareholders, each hold a $25,000 bond, and one of them is related to one other bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at May 31, 2004, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to two of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2004 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

Interest expense on related party borrowings for the three months ended May 31, 2004 and 2003 was $1,689 and $1,132.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. The balance of the loan at May 31, 2004 and February 29, 2004  was $106,347 and $111,953. The terms of the loan call for monthly payments of interest through June 1, 2003, at which time it converted into a term loan with monthly payments of principal and interest that will amortize the loan in 15 years. Interest is at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. The rate of interest and monthly payment will be adjusted once every year beginning on May 1, 2004. The current rate of interest is 6.25%. This loan was paid in full on June 25, 2004 when a portion of the property was sold. This loan was secured by the Hunter property and was guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

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

Aggregate maturities of the amount of notes payable and capital leases at May 31, 2004 are as follows:

		Capital
	Notes	Lease
Year ending February 28,	Payable	Obligations	Total
2005 (a)	$ 974,589	$ 18,765	$ 993,354
2006	29,696	3,288	32,984
2007	26,005	275	26,280
2008	27,675	-	27,675
2009	10,881		10,881
	1,068,846	22,328	1,091,174
Amount representing interest	-	1,652	1,652
Total (a)	$ 1,068,846	$ 20,676	$ 1,089,522
(a) Amount for 2005 represents remaining nine months of fiscal year
(b) Total capital lease obligations represent present value of minimum lease payments.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended
	May 31,
	2004	2003
Current:
Federal	$ -	$ -
State	2,586	2,970
Total current	2,586	2,970

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total	$ 2,586	$ 2,970

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $5,328,000 as of February 29, 2004, the close of its last fiscal tax year. The Company's taxable loss for the three months ended May 31, 2004 is approximately $482,000. These losses will be available for future years, expiring through February 28, 2024. The Company has taken a 95% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

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

12. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring calls for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. Accordingly, the operating results of management services for the three months ended May 31, 2004 and 2003 has been presented as "Income (loss) from discontinued operations, net of income taxes". Net assets to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at May 31, 2004 and February 29, 2004. The Company recorded an impairment loss of $229,285, for the year ended February 29, 2004 and an additional impairment loss of $62,778 during the three months ended May 31, 2004 in connection with the write-down of the assets that are to be disposed of. Due to operating losses, there was no income tax benefit from the write-down of assets. In addition, the Capco division, which was formed during 2000 and had never conducted the business for which it was formed, was also discontinued on February 4, 2004. The results of operations of the Capco division were immaterial and have been combined with the results of operations of the management services.

Summarized financial information for management services as discontinued operations for the three months ended May 31, 2004 and 2003 follows:

	Three months ended
	May 31,
	2004	2003

Medical management service fees	$ 44,452	$ 445,587

Medical management services	91,590	367,702
Impairment loss	62,778	-
Depreciation and amortization	26,604	27,100
	180,972	394,802

(Loss) income from operations	(136,520)	50,785
Other income (expense)	(766)	(2,733)
(Loss) income before income taxes	(137,286)	48,052
Income taxes	-	-

(Loss) income from discontinued operations, net of taxes	$ (137,286)	$ 48,052

The components of assets and liabilities of discontinued operations are as follows:

	May 31,	February 29,
	2004	2004
	(unaudited)
Management fee receivables, net	$ 1,193,977	$ 1,157,124
Other current assets	18,954	21,878
Property and equipment at cost	451,131	451,131
Less accumulated depreciation and amortization	(211,480)	(189,399)
Loan receivable	50,358	83,137
Investment in unconsolidated subsidiaries	20,000	50,000
Other assets	45,786	51,631
Total assets	$ 1,568,726	$ 1,625,502

Accounts payable and accrued expenses	$ 90,997	$ 88,532
Current portion of notes payable	31,565	31,565
Total liabilities	$ 122,562	$ 120,097

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

Business segment information follows:

	Real	Medical
	Estate	Financing	Other	Total
Three months ended May 31,

2004
Total revenue from external customers	$ 42,463	$ 104,910		$ 147,373
Income (loss) from operations	(19,749)	(268,935)	(101,830)	(390,514)
Other expense (income), net	563	23,468		24,031
Income (loss) from continuing operations
before (benefit) provision for income taxes	(20,312)	(292,403)	(101,830)	(414,545)

Assets - continuing	2,351,172	1,408,761	96,795	3,856,728
Assets - discontinued	-	1,568,726	-	1,568,726
Total assets	2,351,172	2,977,487	96,795	5,425,454

Capital expenditures	-	3,750	-	3,750
Depreciation and amortization	424	29,976	442	30,842

2003
Total revenue from external customers	$ 216,941	$ 428,402	$ -	$ 645,343
Income (loss) from operations	162,362	(19,385)	(91,395)	51,582
Other expense (income), net	568	18,751	-	19,319
Income (loss) from continuing operations
before (benefit) provision for income taxes	161,794	(38,136)	(91,395)	32,263

Assets - continuing	2,320,299	2,957,762	401,565	5,679,626
Assets - discontinued	-	1,666,262	-	1,666,262
Total assets	2,320,299	4,624,024	401,565	7,345,888

Capital expenditures	-	53,014	-	53,014
Depreciation and amortization	445	24,218	621	25,284

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 29, 2004.

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

2004 Period Compared to the 2003 Period

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
				Change
	2004		2003	$	%
Revenues:
Other real estate	$ -		$ 175	$ (175)
Rental income	26		26	-
Interest from mortgages	16		16	-
Total real estate	42		217	(175)	(81)%

Income from the purchase and
collections of medical receivables
Earned purchase discounts	45	#	246	(201)
Other collection fees
and reimbursements	60		182	(122)
Total medical	105		428	(323)	(75)%

Total revenues	$ 147		$ 645	$ (498)	(77)%

The Company's revenues from continuing operations for the three months ended May 31, 2004 ("2004") were $147,000, a decrease of $498,000 or 77% as compared to the three months ended May 31, 2003 ("2003"). The change was a result of decreases in both the real estate and medical divisions.

Revenue in the real estate division decreased by $175,000, to $42,000, in 2004. The decrease in 2004 was due to net adjustments in 2003 to amounts due to co-investors of $175,000. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

Revenue in the medical division decreased by $323,000, to $105,000, in 2004. The decrease in 2004 was due to decreases in the amount of insurance claims purchased, resulting in a $201,000 decrease in fees and a decrease of $122,000 in income from additional collection services. The decrease in earned fees is a result of the Company's restructuring in February 2004 and the elimination of poorly collecting clients, which was used as a way  to be more selective in the bill purchasing process due to new State insurance department regulations that make collections more difficult. The decrease in the additional collection services in 2004 was due to reductions in collections. The reductions in 2004 were due to the Company being less successful in its collection efforts as a result of increased efforts by insurance companies to delay and deny medical bills. These additional services also generate interest income received from insurance companies for delayed payments on improperly denied and delayed receivables.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
			Change
	2004	2003	$	%
Costs and expenses:
Real estate	$ 62	$ 54	$ 8	15%
Medical receivables	335	420	(85)	(20)%
Bad debt	9	4	5	125%
Corporate expenses	101	91	10	11%
Depreciation and amortization	31	25	6	24%
Total costs and expenses	$ 538	$ 594	$ (56)	(9)%

Costs and expenses in the real estate division increased in 2004 by $8,000 to $62,000. The increase was primarily due to a change in the allocation of a portion of executive salaries from the medical division to the real estate division.

The $85,000 decrease in medical receivable expenses in 2004 was primarily due to a decrease in employment costs as a result of the Company's decision to  restructure the medical division. The reduction in the purchase of insurance claims and the investment in technology that the Company made during previous years allows the Company to operate with fewer employees.

The $5,000 increase in bad debt expense in 2004 is due to increases of bad debt reserves. The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense is based on an increase in adverse arbitration decisions from the hearings that were decided during the year ended February 29, 2004. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last half of  fiscal 2004. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management used this information when it made the decision in February 2004 to eliminate the purchase of additional receivables and change the focus of the operations of the medical segment to collections and other services. Management had also taken other measures during fiscal 2004 to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it pays when receivables are purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

The $10,000 increase in corporate expenses in 2004 was primarily due to a change in the allocation of a portion of executive salaries from the medical division to corporate expenses.

The increase in depreciation and amortization of $6,000 in 2004 was attributable to increased capital expenditures in the medical financing division in the prior fiscal year, which resulted in a partial depreciation expense in 2003 compared to a full expense in 2004. The Company's investment in technology to perform formerly labor intensive functions is now complete.

Net interest expense in 2004 was $24,000, compared to $19,000 in 2003. The increase in 2004 was caused by additional borrowing due to the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult. The collection delays, which are timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

Through February 29, 2004, the end of the last fiscal year, the Company had accumulated net operating losses ("NOLs") of $5,328,000. The Company's taxable loss for the three months ended May 31, 2004 is approximately $482,000. These losses are available to be carried forward through February 28, 2024. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 95% valuation allowance of $1,885,000 against the deferred tax asset of $1,975,000 that these NOLs would generate.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
			Change
	2004	2003	$	%
Discontinued operations:
Medical management service fees	$ 44	$ 446	$ (402)	(90)%

Medical management services	91	368	(277)	(75)%
Impairment loss	63	-	63	-%
Depreciation and amortization	26	27	(1)	(4)%
Total costs and expenses	180	395	(215)	(54)%

Income (loss) from operations	(136)	51	(187)
Other income (expense)	(1)	(3)	2
Income (loss) before income taxes	(137)	48	(185)
Income taxes	-	-	-
Income (loss) from
discontinued operations	$ (137)	$ 48	$ (185)

The decrease in management service fees of $402,000 in 2004 was a result of the decrease in management services that the Company provided to one of the two finance clients it manages. The decrease in management fees from that client is related to the discontinuation of the client's medical practice during the three months ended May 31, 2004. The Company bills for its services based on the amount of expenses that it incurs on behalf of those practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees are net of billing adjustments. Management service fees are billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

The $277,000 decrease in medical management expenses in 2004 was due to the discontinuation of one of the radiologist's practices.

The Company believes that as of May 31, 2004, the reserve for bad debts was adequate after increasing the reserve during the year ended February 29, 2004. The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last half of fiscal 2004. The Company increased the bad debt reserves during that period, because it now believes receivables available to pay management fees will be lower based on the information that had become available. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment loss of $63,000 in 2004 is a result of management's estimate as to the excess of the carrying value of the net assets of the medical management service subsidiaries over the estimated proceeds from their ultimate sale.

The increase in depreciation expense of $6,000 in 2004 is a result of the opening of an additional MRI facility in November 2002 and the continuing upgrades of the MRI machines that the Company owns and utilizes in providing its management services.

For the reasons described above, the Company recorded a net loss of $554,000 in 2004, a decrease of $631,000 from the net income of $77,000 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the three months ended May 31, 2004 resulted in a decrease of cash in the amount of $4,000. The changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. On February 4, 2004, as a result of the increased collection cycle and the related use of cash, the Company decided to restructure the Medical Division.

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

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, New York are owned free and clear of mortgages, except for the construction loan that was used to finance the current property renovation, which is now complete. The construction loan was repaid on June 25, 2004 when a portion of that property was sold. Further development of this property, at any significant cost, is expected to be funded by the issuance of Series B Bonds, other asset-based financing, the sale of the renovated property or the sale of other property in Hunter.

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

The Company's significant sources of financing are from Series A and Series B bonds and construction loan financing. Both Series A and Series B bonds are issued for 18 month terms and may be redeemed with 60 days written notice in maximum increments of $50,000. Due to this redemption option, these bonds have been classified as current debt. As provided for in the debt instruments of the Series A and B bonds, the Company has extended maturity dates as evidenced by formal commitments. The Company may also refinance amounts that may be requested by bondholders for early redemptions through the issuance of new bonds. The Company also intends to use proceeds from the projected sale of real estate to repay or prepay debts. The construction loan is secured by the two remaining townhouses at the Hunter, New York property. One such townhouse was sold on June 25, 2004, and the remaining townhouse is under contract for sale.

Cash used by operations in 2004 was $384,000, as compared to $308,000 being used in 2003. The $76,000 increase in cash used by operations in 2004 was due to an increase in net loss, after adjustments for non-cash items of depreciation, real estate gains and provision for bad debts, the net of these items totaling $445,000. The increases in the use of cash were offset by (i) fluctuations in operating assets and liabilities of $148,000, primarily caused by timing differences, (ii) fluctuations in net assets of discontinued operations $196,000 and (iii) a decrease in payments to Co-investors of $25,000 in 2004.

Cash provided by investing activities was $396,000 in 2004 as compared with $13,000 being used in 2003. The change in cash from being used in 2003 to being provided in 2004 of $409,000 was due to a $368,000 net increase in proceeds from the collection of finance receivables and a reduction in capital expenditures of $41,000. The increase in funds from the collection of receivables of $400,000 in 2004 compared to $32,000 in 2003 was due to the decrease in receivable purchases in 2004 as compared to 2003. The decrease in receivable purchases in 2004 is a result of the Company's eliminating poorly collecting clients and plan to reduce and eliminate the purchase of receivables as part of its plan of restructuring that was implemented in February 2004. The decrease in capital expenditures in 2004 is due to the completion of the Company's investment in technology to perform formerly labor intensive functions.

Net cash used by financing activities was $16,000 in 2004 as compared with the $166,000 provided in 2003. The $182,000 decrease in cash being provided in 2004 was due to $16,000 of net loan repayments in 2004, as compared to $166,000 of net borrowing in 2003. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of May 31, 2004.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 1,068,845	$ 974,588	$ 83,376	$ 10,881	$ -
Operating Leases	246,481	85,681	160,800	-	-
Capital Leases	22,328	18,765	3,563	-	-

Total	$ 1,337,654	$ 1,079,034	$ 247,739	$ 10,881	$ -

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since February 29, 2004.

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

(b) Reports on Form 8-K.

On June 4, 2004 and April 9, 2004, the Company filed Current Reports on Form 8-K relating to the announcement of the signing of an Acquisition Agreement with CMG to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of the Company, after which the shareholders of CMG will have a majority ownership.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

July 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

July 14, 2004	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

July 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 14, 2004	July 14, 2004
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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