Form 10-K/A
period 2004-02-29
MFC DEVELOPMENT CORP
filed 2004-09-01
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of MFC Development Corp. (the "Company") for the year ended February 29, 2004 (the "Original Form 10-K") is to correct a clerical oversight that occurred during the edgarizing process. The page of the Original Form 10-K titled "MFC Development Corp. and Subsidiaries, Consolidated Statements of Operations" did not include such statements, but erroneously included a duplication of Liabilities and Stockholders' Equity.

This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way.

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

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(1,722,492)	(289,468)
	4,247,728	5,680,752
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	4,207,090	5,640,114

Total liabilities and stockholders' equity	$ 5,903,032	$ 7,075,843

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	February 29,	February 28,	February 28,
	2004	2003	2002
Revenues
Gain on sale of real estate	$ -	$ 850,000	$ 815,288
Other real estate	449,647	-	50,000
Rental income	103,207	103,207	99,246
Interest from mortgages	66,260	83,755	152,189
Income from the purchase
and collections of medical receivables	1,194,985	1,686,558	1,474,386
Reimbursed expenses	247,997	254,250	142,401
Total revenues	2,062,096	2,977,770	2,733,510

Costs and expenses
Real estate	386,575	204,280	253,574
Medical receivables	1,762,737	1,719,569	1,357,454
Bad debt	191,147	14,722	19,190
Corporate expenses	392,017	355,504	299,270
Depreciation and amortization	121,440	88,840	56,730
Total costs and expenses	2,853,916	2,382,915	1,986,218

(Loss) income from operations	(791,820)	594,855	747,292

Other income (expense):
Interest income	-	923	2,976
Interest expense	(90,592)	(32,697)	(54,628)
	(90,592)	(31,774)	(51,652)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(882,412)	563,081	695,640
Provision (benefit) for income taxes	7,042	(75,876)	13,606
(Loss) income from continuing operations	(889,454)	638,957	682,034

(Loss) income from discontinued operations, net of taxes
(including impairment loss of $229,285 in 2004)	(543,570)	326,128	126,351
Net (loss) income	$ (1,433,024)	$ 965,085	$ 808,385

(Loss) earnings per common share:
(Loss) earnings from continuing operations	$ (0.50)	$ 0.36	$ 0.38
(Loss) income from discontinued operations	(0.31)	0.18	0.07
Basic and diluted earnings (loss) per common share	$ (0.81)	$ 0.54	$ 0.45

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,787,350	1,792,662

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statement of Stockholders' Equity

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 28, 2001	1,800,000	$ 1,800	$ 5,968,420	$ (2,062,938)	-	$ -	$ 3,907,282
Purchase of treasury stock	-	-	-	-	10,000	(13,299)	(13,299)
Net income	-	-	-	808,385	-	-	808,385	$ 808,385
Comprehensive income	-	-	-	-	-	-	-	$ 808,385
Balance, February 28, 2002	1,800,000	1,800	5,968,420	(1,254,553)	10,000	(13,299)	4,702,368
Purchase of treasury stock	-	-	-	-	14,947	(27,339)	(27,339)
Net income	-	-	-	965,085	-	-	965,085	$ 965,085
Comprehensive income	-	-	-	-	-	-	-	$ 965,085
Balance, February 28, 2003	1,800,000	1,800	5,968,420	(289,468)	24,947	(40,638)	5,640,114
Net loss	-	-	-	(1,433,024)	-	-	(1,433,024)	$ (1,433,024)
Comprehensive loss	-	-	-	-	-	-	-	$ (1,433,024)
Balance, February 29, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (1,722,492)	24,947	$ (40,638)	$ 4,207,090

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 29,	February 28,	February 28,
	2004	2003	2002
Cash flows from operating activities
Net (loss) income	$ (1,433,024)	$ 965,085	$ 808,385
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	121,440	88,840	56,730
Gain on sale of real estate held for development or sale	(17,741)	-	(16,376)
Gain on sale of real estate sold in prior year	-	(850,000)	(815,288)
Gain on adjustments of amounts due to co-investors	(274,647)	-	-
Provision for bad debts	191,147	14,722	19,190
Deferred tax benefit	-	(90,000)	-
Changes in operating assets and liabilities:
Collections from sale of real estate held for development or sale	200,000	-	50,000
Additions to real estate held for development or sale	(70,375)	(132,031)	(75,184)
Prepaid expenses, miscellaneous receivables and other assets	13,895	(43,648)	331,751
Net assets of discontinued operations	114,752	(6,723)	(964,350)
Accounts payable, accrued expenses and taxes	27,550	109,572	(188,614)
Other liabilities	(22,500)	(16,500)	23,993
Net cash (used in) provided by operating activities	(1,149,503)	39,317	(769,763)

Cash flows from investing activities
Capital expenditures and intangible assets	(108,277)	(143,442)	(106,534)
Finance receivables	896,145	(846,794)	198,030
Principal payments on notes receivable, related party	-	29,060	1,342,518
Net cash provided by (used in) provided by investing activities	787,868	(961,176)	1,434,014

Cash flows from financing activities
Proceeds of notes payable, including amounts from related parties of
$25,000 in 2004, $50,000 in 2003 and $150,000 in 2002	400,000	699,168	150,000
Principal payments on notes payable including $270,000 to a related
party in 2003 and $538,000 in 2002	(267,981)	(300,481)	(161,098)
Purchase of treasury stock	-	(27,339)	(13,299)
Net cash provided by (used in) financing activities	132,019	371,348	(24,397)

Net increase (decrease) increase in cash and cash equivalents	(229,616)	(550,511)	639,854
Cash and cash equivalents, beginning of year	242,608	793,119	153,265

Cash and cash equivalents, end of year	$ 12,992	$ 242,608	$ 793,119

Additional cash flow information
Interest paid	$ 90,592	$ 35,179	$ 54,478
Income taxes paid	$ 6,611	$ 13,058	$ 18,097

Non-cash investing and financing activities
Assets acquired under capital leases	$ 7,464	$ 19,486	$ 59,012
Disbursement of construction loan	$ 72,500	$ 145,000	$ -

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

Impairment Assessment. The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the collateral is in excess of the related receivables. The Company continually evaluates its notes receivable that are past due as to the collectibility of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

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

Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2004.

MFC DEVELOPMENT CORP.

/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 31, 2004.

/s/ LESTER TANNER
Lester Tanner President and Director (Principal Executive Officer)

/s/ STEVEN KEVORKIAN
Steven Kevorkian Director

/s/ VICTOR BRODSKY
Victor Brodsky Director

/s/ ANDERS STERNER
Anders Sterner Director

/s/ JAY HIRSCHSON
Jay Hirschson Director

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that Amendment No. 1 to the Annual Report of the Company on Form 10-K/A for the period ended February 29, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

August 30, 2004

/s/ LESTER TANNER	/s/ VICTOR BRODSKY
Lester Tanner President and Chief Executive Officer	Victor Brodsky Vice President and Chief Financial Officer

EXHIBITS

Exhibit 31.1

Certification by the Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lester Tanner, certify that:

  I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of MFC Development Corp;

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

August 30, 2004	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

Exhibit 31.2

Certification by the Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Victor Brodsky, certify that:

  I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of MFC Development Corp;

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

August 30, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Amendment No. 1 to the Annual Report of MFC Development Corporation (the "Company") on Form 10-K/A for the period ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 30, 2004	August 30, 2004
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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

This certification accompanies the Amendment No. 1 to this Report on Form 10-K/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended  (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.