Form 10-Q
period 2004-08-31
MFC DEVELOPMENT CORP
filed 2004-10-15
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on October 14, 2004, 1,775,053 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 237,437	$ 12,992
Other current assets	14,779	40,260
Assets of discontinued operations	2,202,243	3,470,793
Total current assets	2,454,459	3,524,045

Property and equipment:
Property and equipment, at cost	49,710	41,365
Less accumulated depreciation and amortization	35,643	33,494
	14,067	7,871

Other assets:
Real estate held for development or sale	870,089	1,334,384
Mortgage and note receivable - related party	946,732	946,732
Deferred tax asset, net	90,000	90,000
Total other assets	1,906,821	2,371,116

Total assets	$ 4,375,347	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2004	2004
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 322,173	$ 163,334
Current portion of notes payable, including amounts payable to related
parties of $25,000 at August 31, 2004 and $50,000 at February 29, 2004	950,000	972,956
Income taxes payable	2,783	2,858
Liabilities of discontinued operations	295,318	314,034
Total current liabilities	1,570,274	1,453,182

Other liabilities:
Notes payable	-	88,997
Due to co-investors	153,520	147,763
Other	-	6,000
Total other liabilities	153,520	242,760

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(3,278,029)	(1,722,492)
	2,692,191	4,247,728
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	2,651,553	4,207,090

Total liabilities and stockholders' equity	$ 4,375,347	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Revenues
Sale of real estate	$ 502,000	$ -	$ 502,000	$ -
Other real estate	-	-	-	174,573
Rental income	26,072	25,802	51,969	51,604
Interest from mortgages	16,542	16,568	33,108	33,134
Total revenues	544,614	42,370	587,077	259,311

Costs and expenses
Real estate	634,319	52,566	696,107	106,700
Corporate expenses	111,931	88,307	213,319	179,081
Depreciation and amortization	1,282	1,066	2,148	2,132
Total costs and expenses	747,532	141,939	911,574	287,913

Loss from operations	(202,918)	(99,569)	(324,497)	(28,602)

Other expense:
Interest expense	(22,328)	(20,340)	(44,442)	(36,365)
	(22,328)	(20,340)	(44,442)	(36,365)

Loss from continuing operations before
provision for income taxes	(225,246)	(119,909)	(368,939)	(64,967)
Provision for income taxes	2,115	3,428	4,541	6,333
Loss from continuing operations	(227,361)	(123,337)	(373,480)	(71,300)

(Loss) income from discontinued operations, net of taxes:
(Loss) income from discontinued operations	(324,635)	53,605	(660,876)	82,635
Bad debt	(230,677)	(5,136)	(239,956)	(8,858)
Impairment loss	-	-	(62,778)	-
(Loss) on disposal	(218,447)	-	(218,447)	-
(Loss) income from discontinued operations, net of taxes	(773,759)	48,469	(1,182,057)	73,777

Net (loss) income	$ (1,001,120)	$ (74,868)	$ (1,555,537)	$ 2,477

Loss per common share:
Loss from continuing operations	$ (0.13)	$ (0.07)	$ (0.21)	$ (0.04)
Loss (income) from discontinued operations	(0.43)	0.03	(0.67)	0.04
Basic and diluted (loss) earnings per common share	$ (0.56)	$ (0.04)	$ (0.88)	$ -

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,775,053	1,775,053	1,775,053

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 29, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (1,722,492)	24,947	$ (40,638)	$ 4,207,090
Net loss	-	-	-	(1,555,537)	-	-	(1,555,537)	$ (1,555,537)
Comprehensive loss	-	-	-	-	-	-	-	$ (1,555,537)
Balance, August 31, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (3,278,029)	24,947	$ (40,638)	$ 2,651,553

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	August 31,	August 31,
	2004	2003
Cash flows from operating activities
Net (loss) income	$ (1,555,537)	$ 2,477
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,148	2,132
Loss on sale of real estate held for development or sale	5,061	-
Loss (gain) on adjustments of amounts due to co-investors	61,081	(174,573)
Provision for bad debts from discontinued operations	239,956	8,858
Impairment of assets from discontinued operations	62,778	-
Loss from disposal of assets from discontinued operations	218,447	-
Changes in operating assets and liabilities:
Collections from sale of real estate held for development or sale	359,532	-
Additions to real estate held for development or sale	(67,575)	(32,364)
Payment to Co-investor on property previously sold	-	(25,000)
Prepaid expenses, miscellaneous receivables and other assets	25,481	13,974
Net assets of discontinued operations	728,653	(318,173)
Accounts payable, accrued expenses and taxes	158,764	(41,564)
Other liabilities	(6,000)	(10,500)
Net cash provided by (used in) operating activities	232,789	(574,733)

Cash flows from investing activities
Capital expenditures and intangible assets	(8,344)	-
Net cash used in investing activities	(8,344)	-

Cash flows from financing activities
Proceeds of notes payable	225,000	375,000
Principal payments on notes payable	(225,000)	(2,172)
Net cash provided by financing activities	-	372,828

Net increase (decrease) in cash and cash equivalents	224,445	(201,905)
Cash and cash equivalents, beginning of period	12,992	245,809

Cash and cash equivalents, end of period	$ 237,437	$ 43,904

Additional cash flow information
Interest paid	$ 47,237	$ 36,374
Income taxes paid	$ 4,305	$ 4,979

Non-cash investing and financing activities
Disbursement of construction loan to contractor	$ -	$ 72,500
Proceeds from sale of real estate held for development or sale
used to pay-off construction loan	$ 111,953	$ -

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2004; results of operations for the six months and three months ended August 31, 2004 and 2003; cash flows for the six months ended August 31, 2004 and 2003; and changes in stockholders' equity for the six months ended August 31, 2004. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K/A Amendment No.1 for the year ended February 29, 2004. The consolidated balance sheet at February 29, 2004 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

Certain prior year amounts were reclassified to conform with the current year presentation.

2. Business Activities of the Company

Through August 26, 2004, the Company operated in two distinct industries consisting of real estate and medical financing. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring called for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) focus the operations of the medical segment on collections and other services. As a result of the restructuring on February 4, 2004, and the sale of its continuing service obligations on August 26, 2004, the medical financing segment has been reclassified as discontinued operations and prior periods have been restated.

The real estate business is conducted by the Company through various subsidiaries. It owns real estate in Hunter, New York, which is currently held for development or sale, and holds a mortgage on a real estate parcel in Connecticut.

In addition to the two operating divisions of the Company, a new division, Capco, was formed during 2000. Capco, which had never conducted the business for which it was formed, was discontinued on February 4, 2004.

3. Property and Equipment

Property and equipment consists of the following:

	August 31,	February 29,
	2004	2004
	(unaudited)
Leasehold improvements	$ 2,194	$ 2,194
Computer equipment & software	21,006	21,006
Other equipment and furniture	26,510	18,165
	49,710	41,365
Less accumulated depreciation and amortization	35,643	33,494
Property and equipment, net	$ 14,067	$ 7,871

4. Finance and Management Fee Receivables, Net

As part of the discontinued operations of the Company, Medical Financial Corp., a wholly owned subsidiary of the Company, purchased insurance claims receivable from medical practices and provided collection services to those practices. The Company charged a fee (purchase discount) upon the purchase of those receivables, which compensated the Company for the advance payment that it paid to the client and for the collection services rendered to collect the receivables. The Company also charged additional fees for other services, such as a percentage of collections when the receivables needed to be litigated as the insurance companies improperly delayed payment or denied claims. The insurance companies also paid interest on late payments, and reimbursements for litigation filing fees and attorney's fees on cases that they lost. The Company also charged its clients interest if the advance payment and purchase discount on purchased receivables are not collected or offset in full after the contractual collection period, usually 180 days.

Net finance receivables included in assets from discontinued operations consist of the following:

	August 31,	February 29,
	2004	2004
	(unaudited)
Gross finance receivables	$ 1,750,241	$ 2,783,846
Allowance for credit losses	(545,904)	(455,432)
Deferred finance income	(57,226)	(101,290)
	1,147,111	2,227,124
Due to finance customers	(443,815)	(774,076)
Net finance receivables	$ 703,296	$ 1,453,048

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the year ended February 29, 2004 and the six months ended August 31, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided on during the last several months of that year. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last fiscal year. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management had also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management continues to monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections. In addition, the Company has incurred actual bad debt losses when it determined that it was more cost effective to agree on a settlement for less than the full value of the receivables than to incur the additional collection costs.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of August 31, 2004, there were approximately $1,785,860 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company. The write-offs and recoveries are a balance sheet item only, and do not affect the income statement. The income statement would only be affected if any part of the advance payment or fee was not collected in the 180 day period. For that situation, a reserve has been established.

Certain of these receivables are collateral for a line of credit.

5. Real Estate Held for Development or Sale

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property. One of the completed units was sold in February 2004 for $200,000, of which $170,000 of the proceeds was used to reduce the construction loan. The two remaining units were sold during the quarter ended August 31, 2004 for a total sales price of $502,000. The Company realized a net gain of $13,000 from the sale of these three townhouses, which included a gain of $18,000 during the year ended February 29, 2004 and a loss of $5,000 during the quarter ended August 31, 2004. The $106,000 balance of the construction loan was repaid on June 25, 2004 from the proceeds of the second unit. The Company capitalized interest and loan acquisition costs during the construction period. For the six months ended August 31, 2004 and 2003, $3,000 and $7,000 of interest and loan acquisition costs were capitalized.

On September 23, 2004, the company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company will use an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company will reduce the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. As a result of the above transaction, the Company will record a gain of $236,000 on the sale of the hotel site during the quarter ended November 30, 2004.

6. Other Real Estate Revenue

The Company's real estate assets currently include property held for development or sale in Hunter, New York and a mortgage and note receivable on property previously sold. The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon payment in full of the Granby mortgage note, co-investors will share in the positive cash flow from the collections of the note, after deducting costs and expenses of carrying and developing the related property. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and the Company reevaluated balances owed to the current co-investors as a result of the current development at the Hunter property. During the quarter ended August 31, 2004, the Company reevaluated the balances owed to the current co-investors as a result of the current sales at the Hunter property. Accordingly, amounts payable to all co-investors were adjusted, resulting in a (i) net gain for the six months ended August 31, 2003 of $175,000, which was included in other real estate revenue, and a (ii) net loss for the six months ended August 31, 2004 of $55,000 which was included in costs and expenses from real estate.

7. Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, are recorded as liabilities.

8. Notes Payable

Notes payable include the following:

	August 31,	February 29,
	2004	2004
	(unaudited)
Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
Bank loans	-	111,953
	950,000	1,061,953
Less current maturities	950,000	972,956
Long-term debt	$ -	$ 88,997

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at August 31, 2004. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2004 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to five of the bondholders. One other director-shareholder holds a $25,000 bond, and is related to one other bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at August 31, 2004, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to one of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2004 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

Interest expense on related party borrowings for the three months and six months ended August 31, 2004 was $1,124 and $2,813. Interest expense on related party borrowings for the three months and six months ended August 31, 2003 was $1,124 and $2,256.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. The balance of the loan at August 31, 2004 and February 29, 2004  was $-0- and $111,953. The terms of the loan called for monthly payments of interest through June 1, 2003, at which time it converted into a term loan with monthly payments of principal and interest that would amortize the loan in 15 years. Interest was at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. This loan was paid in full on June 25, 2004 when a portion of the property was sold. This loan was secured by the Hunter property and was guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

9. Income Taxes

The provision for income taxes consist of the following:

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003
Current:
Federal	$ -	$ -	$ -	$ -
State	2,115	3,428	4,541	6,333
Total current	2,115	3,428	4,541	6,333

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Total deferred	-	-	-	-

Total	$ 2,115	$ 3,428	$ 4,541	$ 6,333

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $5,328,000 as of February 29, 2004, the close of its last fiscal tax year. The Company's taxable loss for the six months ended August 31, 2004 is approximately $1,404,000. These losses will be available for future years, expiring through February 28, 2024. The Company has taken a 96% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

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

12. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the three months and six months ended August 31, 2004 and 2003 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at August 31, 2004 and February 29, 2004.

The Company recorded impairment loss of (i) $229,285, for the year ended February 29, 2004 and (ii) an additional impairment loss of $62,778 during the three months ended May 31, 2004, in connection with the write-down of the assets that are to be disposed of. During the three months ended August 31, 2004, the Company recorded a loss of $218,000 on the disposal of the assets from its medical management service business. Due to operating losses, there was no income tax benefit from the write-down and disposal of these assets. In addition, the Capco division, which was formed during 2000 and had never conducted the business for which it was formed, was discontinued on February 4, 2004. The results of operations of the Capco division were immaterial and have been combined with the results of operations of the medical financing segment.

Summarized financial information for the medical financing segment as discontinued operations for the three months and six months ended August 31, 2004 and 2003 follows:

	Three months ended		Six months ended
	August 31,		August 31,
	2004	2003	2004	2003

Revenue:
Income from the purchase and collections
of medical receivables	$ 24,271	$ 402,268	$ 97,830	$ 771,481
Medical management service fees	3,010	413,032	47,462	858,619
Reimbursed expenses	12,842	76,202	44,193	135,391
Total revenue	40,123	891,502	189,485	1,765,491

Costs and expenses:
Medical receivables	253,533	441,834	588,123	861,681
Medical management services	72,112	334,922	163,702	702,624
Bad debt	230,677	5,136	239,956	8,858
Impairment loss	-	-	62,778	-
Loss on disposal of assets	218,447	-	218,447	-
Depreciation and amortization	37,527	54,817	94,107	106,135
Total costs and expenses	812,296	836,709	1,367,113	1,679,298

(Loss) income from operations	(772,173)	54,793	(1,177,628)	86,193
Other expense	(1,426)	(6,259)	(4,109)	(12,286)
(Loss) income before income taxes	(773,599)	48,534	(1,181,737)	73,907
Income taxes	160	65	320	130

(Loss) income from discontinued operations, net of taxes	$ (773,759)	$ 48,469	$ (1,182,057)	$ 73,777

The components of assets and liabilities of discontinued operations are as follows:

	August 31,	February 29,
	2004	2004
	(unaudited)
Finance receivables, net	$ 703,296	$ 1,453,048
Management fee receivables, net	1,098,474	1,157,124
Other current assets	51,268	41,611
Property and equipment, at cost	794,747	1,193,930
Less accumulated depreciation and amortization	(491,952)	(590,428)
Loan receivable	-	83,137
Investment in unconsolidated subsidiaries	20,000	50,000
Other assets	26,410	82,371
Total assets	$ 2,202,243	$ 3,470,793

Accounts payable and accrued expenses	$ 273,417	$ 238,797
Current portion of notes payable	21,901	75,237
Total liabilities	$ 295,318	$ 314,034

13. Proposed Transaction

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months and six months ended August 31, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K/A Amendment No. 1 for the year ended February 29, 2004.

Overview

Through August 26, 2004, the Company operated in two distinct industries consisting of real estate and medical financing. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring called for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) focus the operations of the medical segment on collections and other services. As a result of the restructuring on February 4, 2004, and the sale of its continuing service obligations on August 26, 2004, the medical financing segment has been reclassified as discontinued operations and prior periods have been restated.

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

Finance receivables (discontinued assets): Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry, and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

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

Purchase and Collection of Medical Insurance Claims Receivables (discontinued operations): A fee was charged to medical providers upon the purchase of their accounts receivable by the Company. The fee was for the up-front payment that the Company paid upon purchase of the receivables and for collection services rendered to collect the receivables. This fee income was deferred and recognized over the contractual collection period in proportion to the costs of collection. The deferred fee income is netted against finance receivables. The Company is not entitled to interest on unpaid principal balances.

RESULTS OF OPERATIONS

2004 Period Compared to the 2003 Period

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Revenues:
Sale of real estate	$ 502	$ -	$ 502		$ 502	$ -	$ 502
Other real estate	-	-	-		-	175	(175)
Rental income	26	25	1		52	51	1
Interest from mortgages	17	17	-		33	33	-
Total revenue	$ 545	$ 42	$ 503	1,198%	$ 587	$ 259	$ 328	127%

The Company's revenues from continuing operations for the three months ended August 31, 2004 ("2004") were $545,000, an increase of $503,000 or 1,198% as compared to the three months ended August 31, 2003 ("2003"). The Company's revenues from continuing operations for the six months ended August 31, 2004 ("2004") were $587,000, an increase of $320,000 or 127% as compared to the six months ended August 31, 2003 ("2003"). During the quarter ended August 31, 2004, the Company completed the renovation of the final two units that it owned at its Hunter, NY property. The increase in revenues in both the six month and three months periods was a result of the sale of those townhouses. The net increase in revenues during the six month period was offset by a reduction in other income from net adjustments in 2003 to amounts that were due to co-investors of $175,000. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Costs and expenses:
Real estate	$ 634	$ 53	$ 581	1,096%	$ 696	$ 107	$ 589	550%
Corporate expenses	112	88	24	27%	213	179	34	19%
Depreciation and amortization	1	1	-	-%	2	2	-	-%
Total costs and expenses	$ 747	$ 142	$ 605	426%	$ 911	$ 288	$ 623	216%

Costs and expenses from continuing operations increased by $605,000, to $747,000 in the three month period and increased by $623,000, to $911,000, in the six month period. The increase in both periods was due to increases in real estate and corporate expenses. The increase in real estate expenses of $581,000 in the six month period and $589,000 in the three month period was primarily attributable to the cost of the properties that were sold during the three months ended August 31, 2004.

The $24,000 and $34,000 increases in Corporate expenses for the three month  and six month periods ended in 2004 were due to (i) an increase in accounting fees, and (ii) a change in the allocation of a portion of executive salaries from the medical division to corporate expenses.

Net interest expense for the three months ended in 2004 was $22,000, compared to $20,000 in 2003. Net interest expense for the six months ended in 2004 was $44,000, compared to $36,000 in 2003. Interest expense arises from the Company's obligations under its outstanding Series A and Series B bonds. While the proceeds of these bonds were used to finance the discontinued medical financing segment, the Company as guarantor  remains obligated as to their repayment. As such, interest expense on these notes are classified as continuing operations. The increase in both periods ended in 2004 was caused by additional borrowing due to the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult. The collection delays, which the Company believes are timing issues rather than credit issues of the insurance companies, have caused the Company to increase its borrowings to finance the additional receivables.

Through February 29, 2004, the end of the last fiscal year, the Company had accumulated net operating losses ("NOLs") of $5,328,000. The Company's taxable loss for the six months ended August 31, 2004 is approximately $1,404,000. These losses are available to be carried forward through February 28, 2024. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 96% valuation allowance of $2,199,000 against the deferred tax asset of $2,289,000 that these NOLs would generate.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Revenues:
Income from the purchase and
collections of medical receivables	$ 37	$ 343	$ (306)	(89)%	$ 142	$ 771	$ (629)	(82)%
Medical management service fees	3	548	(545)	(99)%	47	994	(947)	(95)%
Total revenue	40	891	(851)	(96)%	189	1,765	(1,576)	(89)%

Costs and expenses:
Medical receivables	253	441	(188)	(43)%	588	861	(273)	(32)%
Medical management services	73	335	(262)	(78)%	164	703	(539)	(77)%
Bad debt	231	5	226	4,520%	240	9	231	2,567%
Impairment loss	-	-	-	-%	63	-	63	-%
Loss on disposal of assets	218	-	218	-%	218	-	218	-%
Depreciation and amortization	38	55	(17)	(31)%	94	106	(12)	(11)%
Total costs and expenses	813	836	(23)	(3)%	1,367	1,679	(312)	(19)%

(Loss) income from operations	(773)	55	(828)		(1,178)	86	(1,264)
Other income (expense)	(1)	(6)	5		(4)	(12)	8
(Loss) income before income taxes	(774)	49	(823)		(1,182)	74	(1,256)
Income taxes	-	-	-		-	-	-
(Loss) income from
discontinued operations	$ (774)	$ 49	$ (823)		$ (1,182)	$ 74	$ (1,256)

The Company's revenues from discontinued operations for the three months ended in 2004 were $40,000, a decrease of $851,000 as compared to the three months ended in 2003. The Company's revenues from discontinued operations for the six months ended in 2004 were $189,000, a decrease of $1,576,000 as compared to the six months ended in 2003. The decreases in both periods were due to the elimination of revenues as part of the Company's decision on February 4, 2004 to restructure the medical financing segment.

Costs and expenses from discontinued operations decreased by $23,000, to $813,000 in the three month period and decreased by $312,000, to $1,367,000 in the six month period. The net decrease in the three month period is primarily due to decreases in medical receivable and medical management service expenses, offset by increases in bad debts and loss on disposal of assets. The decrease in medical receivable expenses of $188,000 is due to a reduction in employment costs of $144,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004 to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $262,000 in the three month period ended in 2004.

The net decrease in the six month period is primarily due to decreases in medical receivable and medical management service expenses, offset by increases in bad debts, impairment loss and loss on disposal of assets. The decrease in medical receivable expenses of $273,000 is due to a reduction in employment costs of $228,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004 to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $539,000 in the six month period ended in 2004.

The Company increased its bad debt reserves by $177,000 and incurred actual bad debts of $54,000 during the quarter ended August 31, 2004. Actual bad debts were incurred because the Company made certain settlements on its receivables and it believes that the costs that would have been incurred to collect the full amount of the receivables would have been approximately the same as the bad debt incurred. For the same reason, the Company is anticipating future settlements and $56,000 of the increase in bad debt reserve is attributable to this strategy.

The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense is based on an increase in adverse arbitration decisions from the hearings that were decided during the year ended February 29, 2004. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve, then, was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last half of  fiscal 2004. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management used this information when it made the decision in February 2004 to eliminate the purchase of additional receivables. Management had also taken other measures during fiscal 2004 to reduce its bad debts, such as eliminating poorly collecting clients and  reducing the upfront advance percentage that it paid when receivables were purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy all of the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last half of fiscal 2004. The Company increased the bad debt reserves during that period, and an additional $121,000 during the three months ended August 31, 2004, because it believes receivables available to pay management fees will be lower based on the information that had become and is currently becoming available. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment loss of $63,000 in 2004 is a result of management's estimate as of May 31, 2004, as to the excess of the carrying value of the net assets of the medical management service subsidiaries over the estimated proceeds from their ultimate sale.

The loss on disposal of assets of $218,000 in the three months ended August 31, 2004 was a result of (i) the loss of $8,000 from the final disposition and sale of one MRI facility and (ii) the $210,000 loss incurred as a result of the decision in August 2004 to abandon the remaining MRI facility, rather than continuing to pay the carrying costs of the closed operation and trying to sell the assets before the lease expired on February 28, 2005.

For the reasons described above, most notably the decrease in revenues from discontinued operations, the Company recorded a net loss of $1,001,000 for the three months ended August 31, 2004, an increase of $926,000 from the net loss of $75,000 for the three months ended August 31, 2003. For the same reasons, the Company recorded a net loss of $1,556,000 for the six months ended August 31, 2004, an increase of $1,558,000 from the net income of $2,000 for the six months ended August 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the six months ended August 31, 2004 resulted in an increase of cash in the amount of $225,000. The changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. On February 4, 2004, as a result of the increased collection cycle and the related use of cash, the Company decided to restructure the Medical Division.

As part of the restructuring, the Company decided to offer for sale the two MRI facilities that the Company owned and operated, discontinuing the medical management service business. During the quarter ended August 31, 2004, one of the facilities was sold, and the other facility was abandoned. The result was an immediate decrease in cash requirements. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business, in exchange for preferential collection rates on the receivables that are expected to be collected. This will preserve the Company's cash, by eliminated the need to incur on-going collection costs. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. These costs also  include interest expense on the outstanding balances of the Series A and Series B bonds that were used to finance the medical financing segment. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of preferred stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, New York are owned free and clear of mortgages. On September 23, 2004, the company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company will use an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company will reduce the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note.  Further development of the Hunter property, at any significant cost, is expected to be funded by existing cash, the proceeds from mortgage note on the hotel site,  issuance of Series B Bonds, other asset-based financing, the sale other property in Hunter.

The Company believes that its present cash resources and the cash available from financing activities will be sufficient on a short-term basis and over the next 12 months to fund the discontinued operations of medical financing business, its company-wide working capital needs, and its expected investments in property and equipment.

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

Cash provided by total operations in 2004 was $232,000, as compared to $575,000 being used in 2003. The $807,000 net increase in cash provided by operations in 2004 was due to an increase in (i) collections from the sale of real estate of $360,000, (ii) decrease in net assets of discontinued operations of $729,000 in 2004, compared to an increase of $318,000 in 2003, primarily caused by the additional net purchases of receivables in 2003, compared to the net collections in 2004, (iii) fluctuations in operating assets and liabilities of $216,000, primarily caused by timing differences, and (iv) a decrease in payments to Co-investors of $25,000 in 2004. The increases in cash provided by operations was offset by an increase in  net loss, after adjustments for non-cash items of (i) depreciation, (ii) real estate gains and losses, (iii) provision for bad debts and (iv) impairment losses and disposal losses from discontinued operations, the net of these items totaling $805,000.

Cash used by investing activities was $8,000 in 2004 as compared with no activity in 2003. The increase in the use of cash in 2004 was due to capital expenditures of $8,000 in 2004.

Net cash used by financing activities was $-0- in 2004 as compared with $373,000 being provided in 2003. The $373,000 decrease in cash being provided in 2004 was due to net loan borrowing in 2003, as compared to $-0- net borrowing in 2004. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of August 31, 2004.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 950,000	$ 950,000	$ -	$ -	$ -
Operating Leases	201,000	80,400	120,600	-	-

Total	$ 1,151,000	$ 1,030,400	$ 120,600	$ -	$ -

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 15, 2004, the persons elected as directors of the Company and the voting for such persons were as follows:

		Authority
	Votes For	Withheld

Victor Brodsky	1,550,250	4,967
Jay Hirschson	1,551,777	3,249
Steven Kevorkian	1,552,504	2,721
Anders Sterner	1,552,508	2,717
Lester Tanner	1,550,250	4,967

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

MFC DEVELOPMENT CORP.

October 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

October 14, 2004	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

October 14, 2004	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 14, 2004	October 14, 2004
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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