Form 10-Q
period 2004-11-30
MFC DEVELOPMENT CORP
filed 2005-01-13
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on January 12, 2005, 1,775,053 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2004	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 401,597	$ 12,992
Mortgage and note receivable	738,373	-
Other current assets	18,002	40,260
Assets of discontinued operations	1,924,501	3,470,793
Total current assets	3,082,473	3,524,045

Property and equipment:
Property and equipment, at cost	49,710	41,365
Less accumulated depreciation and amortization	36,715	33,494
	12,995	7,871

Other assets:
Real estate held for development or sale	491,651	1,334,384
Mortgage and note receivable - related party	946,732	946,732
Deferred tax asset, net	90,000	90,000
Total other assets	1,528,383	2,371,116

Total assets	$ 4,623,851	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2004	2004
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 398,863	$ 163,334
Current portion of notes payable, including amounts payable to related
parties of $50,000 at November 30, 2004 and February 29, 2004	950,000	972,956
Income taxes payable	4,345	2,858
Due to co-investor	420,061	-
Liabilities of discontinued operations	211,639	314,034
Total current liabilities	1,984,908	1,453,182

Other liabilities:
Notes payable	-	88,997
Due to co-investors	156,708	147,763
Other	-	6,000
Total other liabilities	156,708	242,760

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(3,447,347)	(1,722,492)
	2,522,873	4,247,728
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	2,482,235	4,207,090

Total liabilities and stockholders' equity	$ 4,623,851	$ 5,903,032

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003
Revenues
Sale of real estate	$ 1,081,154	$ -	$ 1,583,154	$ -
Other real estate	-	-	-	174,573
Rental income	26,231	25,984	78,200	77,588
Interest from mortgages	23,849	16,561	56,957	49,695
Total revenues	1,131,234	42,545	1,718,311	301,856

Costs and expenses
Real estate	942,025	44,200	1,638,132	150,900
Corporate expenses	40,895	116,095	254,214	295,176
Depreciation and amortization	1,074	1,067	3,222	3,199
Total costs and expenses	983,994	161,362	1,895,568	449,275

Income (loss) from operations	147,240	(118,817)	(177,257)	(147,419)

Other expense:
Interest expense	(21,505)	(22,157)	(65,947)	(58,522)
	(21,505)	(22,157)	(65,947)	(58,522)

Income (loss) from continuing operations before
provision for income taxes	125,735	(140,974)	(243,204)	(205,941)
Provision for income taxes	1,792	2,871	6,333	9,204
Income (loss) from continuing operations	123,943	(143,845)	(249,537)	(215,145)

(Loss) from discontinued operations, net of taxes:
(Loss) from discontinued operations	(247,429)	(214,408)	(908,305)	(131,773)
Bad debt	(45,832)	(406,687)	(285,788)	(415,545)
Impairment loss	-	(53,951)	(62,778)	(53,951)
(Loss) on disposal	-	-	(218,447)	-
(Loss) from discontinued operations, net of taxes	(293,261)	(675,046)	(1,475,318)	(601,269)

Net (loss)	$ (169,318)	$ (818,891)	$ (1,724,855)	$ (816,414)

Income (loss) per common share:
Income (loss) from continuing operations	$ 0.07	$ (0.08)	$ (0.14)	$ (0.12)
(Loss) from discontinued operations	(0.17)	(0.38)	(0.83)	(0.34)
Basic and diluted loss per common share	$ (0.10)	$ (0.46)	$ (0.97)	$ (0.46)

Number of shares used in computation of basic and
diluted (loss) earnings per share	1,775,053	1,775,053	1,775,053	1,775,053

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 29, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (1,722,492)	24,947	$ (40,638)	$ 4,207,090
Net loss	-	-	-	(1,724,855)	-	-	(1,724,855)	$ (1,724,855)
Comprehensive loss	-	-	-	-	-	-	-	$ (1,724,855)
Balance, November 30, 2004	1,800,000	$ 1,800	$ 5,968,420	$ (3,447,347)	24,947	$ (40,638)	$ 2,482,235

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	November 30,	November 30,
	2004	2003
Cash flows from operating activities
Net loss	$ (1,724,855)	$ (816,414)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,220	3,199
Gain on sale of real estate held for development or sale	(275,399)	-
Deferred interest income	(7,219)	-
Loss (gain) on adjustments of amounts due to co-investors	135,704	(174,573)
Provision for bad debts from discontinued operations	285,788	418,545
Impairment of assets from discontinued operations	62,778	53,951
Loss from disposal of assets from discontinued operations	218,447	-
Changes in operating assets and liabilities:
Collections from sale of real estate held for development or sale	709,532	-
Additions to real estate held for development or sale	(141,205)	(55,877)
Payment to Co-investor on property previously sold	-	(25,000)
Prepaid expenses, miscellaneous receivables and other assets	22,258	3,630
Net assets of discontinued operations	876,884	99,410
Accounts payable, accrued expenses and taxes	237,016	(327)
Other liabilities	(6,000)	(16,500)
Net cash provided by (used in) operating activities	396,949	(509,956)

Cash flows from investing activities
Capital expenditures and intangible assets	(8,344)	-
Net cash used in investing activities	(8,344)	-

Cash flows from financing activities
Proceeds of notes payable	225,000	400,000
Principal payments on notes payable	(225,000)	(55,150)
Net cash provided by financing activities	-	344,850

Net increase (decrease) in cash and cash equivalents	388,605	(165,106)
Cash and cash equivalents, beginning of period	12,992	245,809

Cash and cash equivalents, end of period	$ 401,597	$ 80,703

Additional cash flow information
Interest paid	$ 73,150	$ 66,148
Income taxes paid	$ 4,915	$ 5,073

Non-cash investing and financing activities
Disbursement of construction loan to contractor	$ -	$ 72,500
Proceeds from sale of real estate held for development or sale
used to pay-off construction loan	$ 111,953	$ -
Mortgage and note receivable from purchaser of real estate sold	$ 731,154	$ -

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of November 30, 2004; results of operations for the nine months and three months ended November 30, 2004 and 2003; cash flows for the nine months ended November 30, 2004 and 2003; and changes in stockholders' equity for the nine months ended November 30, 2004. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K/A Amendment No.1 for the year ended February 29, 2004. The consolidated balance sheet at February 29, 2004 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Property and Equipment

Property and equipment consists of the following:

	November 30,	February 29,
	2004	2004
	(unaudited)
Leasehold improvements	$ 2,194	$ 2,194
Computer equipment & software	21,006	21,006
Other equipment and furniture	26,510	18,165
	49,710	41,365
Less accumulated depreciation and amortization	36,715	33,494
Property and equipment, net	$ 12,995	$ 7,871

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

Net finance receivables included in assets from discontinued operations consist of the following:

	November 30,	February 29,
	2004	2004
	(unaudited)
Gross finance receivables	$ 1,533,377	$ 2,783,846
Allowance for credit losses	(569,171)	(455,432)
Deferred finance income	(57,226)	(101,290)
	906,980	2,227,124
Due to finance customers	(339,340)	(774,076)
Net finance receivables	$ 567,640	$ 1,453,048

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) if an insurance carrier suffers a financial inability to pay.

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the year ended February 29, 2004 and the nine months ended November 30, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided on during the last several months of that year. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed in the last fiscal year. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated a new program that it believes could increase the collections rate. Management had also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management continues to monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections. In addition, the Company has incurred actual bad debt losses when it determined that it was more cost effective to agree on a settlement for less than the full value of the receivables than to incur the additional collection costs.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of November 30, 2004, there were approximately $1,857,079 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company. The write-offs and recoveries are a balance sheet item only, and do not affect the income statement. The income statement would only be affected if any part of the advance payment or fee was not collected in the 180 day period. For that situation, a reserve has been established.

Certain of these receivables are collateral for a line of credit.

5. Real Estate Activities

Mortgages and Notes Receivable

Mortgage and notes receivable, arising from the sale of real estate, consist of the following:

	November 30,	February 29,
	2004	2004
Current portion:
Hunter, New York (Real Estate Developer)	$ 900,000	$ -
Valuation allowance	(125,000)	-
Deferred interest	(36,627)
	738,373	-
Non-current portion:
Granby, Connecticut (Real Estate Operator) - Related Party	946,732	946,732
Total	$ 1,685,105	$ 946,732

Hunter, New York - On September 23, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company has taken a valuation allowance on the note receivable for the full amount and has reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Hunter property.

Granby, Connecticut - This mortgage calls for monthly payments of interest only at the rate of 7% per annum through March 1, 2006. Beginning on April 1, 2006, payments will include principal and interest at the rate of 9% per annum. The Granby note receivable is being used as collateral for certain debt. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Granby property. The owner of the property is a limited liability company, 24% owned by Lester Tanner's daughter. Lester Tanner is a shareholder, director and president of the Company. Interest income from this note was $17,000 for both of the three months ended November 30, 2004 and 2003 and $50,000 for both of the nine months ended November 30, 2004 and 2003.

Both mortgages are collateralized by the underlying real estate and mature as follows:

Year ending February 28,
2005	$ -
2006	738,373
2007	31,549
2008	37,508
2009	41,026
Thereafter	836,649
$ 1,685,105

As of  November 30, 2004 and February 29, 2004, these mortgages and notes receivable were performing.

Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, are recorded as liabilities. Amounts due to co-investors on property that has previously been sold is summarized as follows:

	November 30, 2004		February 29, 2004
	Due	Mortgage	Due	Mortgage
	to	Note	to	Note
Property Location	Co-investor	Receivable	Co-investor	Receivable

Hunter, New York (current liability)	$ 420,061	$ 738,373	$ -	$ -
Granby, Connecticut (long-term liability)	156,708	946,732	147,763	946,732
	$ 576,769	$ 1,685,105	$ 147,763	$ 946,732
Sale of Real Estate, Hunter, New York

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which is secured by the Hunter property. One of the completed units was sold in February 2004 for $200,000, of which $170,000 of the proceeds was used to reduce the construction loan. The two remaining units were sold during the quarter ended August 31, 2004 for a total sales price of $502,000. The Company realized a net gain of $13,000 from the sale of these three townhouses, which included a gain of $18,000 during the year ended February 29, 2004 and a loss of $5,000 during the quarter ended August 31, 2004. The $106,000 balance of the construction loan was repaid on June 25, 2004 from the proceeds of the second unit. The Company capitalized interest and loan acquisition costs during the construction period. For the nine months ended November 30, 2004 and 2003, $3,000 and $12,000 of interest and loan acquisition costs were capitalized.

The sale of the ten acre hotel site on September 23, 2004, resulted in a gain of $280,000.

The sale of real estate is summarized as follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003

Gross sale of hotel site	$ 1,250,000	$ -	$ 1,250,000	$ -
Valuation allowance	(125,000)	-	(125,000)	-
Deferred interest	(43,846)	-	(43,846)	-
Net sale of hotel site	1,081,154	-	1,081,154	-
Sale of townhouses	-	-	502,000	-

Total sale of real estate	$ 1,081,154	$ -	$ 1,583,154	$ -
Other Real Estate Revenue

The Company's real estate assets currently include property held for development or sale in Hunter, New York, and a mortgage and note receivable on property previously sold. The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon payment in full of the Granby mortgage note, co-investors will share in the positive cash flow from the collections of the note, after deducting costs and expenses of carrying and developing the related property. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and the Company reevaluated balances owed to the current co-investors as a result of the current development at the Hunter property. Accordingly, amounts payable to all co-investors were adjusted, resulting in a (i) net gain for the nine months ended November 30, 2003 of $175,000, which was included in other real estate revenue, and a (ii) net loss for the nine months ended November 30, 2004 of $136,000 which was included in costs and expenses from real estate.

Real Estate Costs and Expenses

Real estate costs and expenses consist of the following:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003

Cost of real estate sold	$ 800,694	$ -	$ 1,307,755	$ -
Net loss on adjustment to co-investors	74,623	-	135,704	-
Other real estate costs and expenses	66,708	44,200	194,673	150,900

Total real estate costs and expenses	$ 942,025	$ 44,200	$ 1,638,132	$ 150,900

6. Notes Payable

Notes payable include the following:

	November 30,	February 29,
	2004	2004
	(unaudited)
Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
Bank loans	-	111,953
	950,000	1,061,953
Less current maturities	950,000	972,956
Long-term debt	$ -	$ 88,997

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at November 30, 2004. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of November 30, 2004 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to five of the bondholders. One other director-shareholder holds a $25,000 bond, and is related to one other bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at November 30, 2004, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to one of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of November 30, 2004 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

Interest expense on related party borrowings for the three months and nine months ended November 30, 2004 was $1,126 and $3,939. Interest expense on related party borrowings for the three months and nine months ended November 30, 2003 was $1,313 and $3,569.

Bank Loan - Construction: In October 2002, the Company obtained a $290,000 construction loan to be used for development at its Hunter, New York property. The balance of the loan at November 30, 2004 and February 29, 2004  was $-0- and $111,953. The terms of the loan called for monthly payments of interest through June 1, 2003, at which time it converted into a term loan with monthly payments of principal and interest that would amortize the loan in 15 years. Interest was at a rate of prime plus 1.5% but not less than 6.25% per annum nor more than 14% per annum. This loan was paid in full on June 25, 2004 when a portion of the property was sold. This loan was secured by the Hunter property and was guaranteed by Lester Tanner, who is a director, shareholder and President of the Company. There were $2,900 of commitment fees paid in connection with this loan.

7. Income Taxes

The provision for income taxes consists entirely of various state and local franchise taxes.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $5,543,000 as of February 29, 2004, the close of its last fiscal tax year. The Company's taxable loss for the nine months ended November 30, 2004 is approximately $1,974,000. These losses will be available for future years, expiring through February 28, 2024. The Company has taken a 96% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

8. Commitments and Contingencies

As stated in Note 5 to the consolidated financial statements, the net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. The Company has periodically provided to the co-investors an accounting for their 35% interest. The sale of the ten acre parcel in Hunter, New York that was made on September 23, 2004, reported herein, will be the subject of the Company's next accounting to the co-investors as of February 28, 2005, the close of the Company's current fiscal year. On November 16, 2004, the co-investors of the Hunter property commenced a lawsuit against the Company in Westchester County, New York, in connection with their interests in the Hunter property.

On December 2, 2004, the Company filed its answer to the complaint, stating among other things that as a result of the recent sale of the Hunter property, and of the potential for the realization of the proceeds of the purchase money mortgage in November 2005, the periodic accounting to the co-investors to be made as of February 28, 2005, will begin to show in the Company's next fiscal year potentially positive amounts available to plaintiffs upon the advancement of the Hunter Highlands Development.

Discovery requested by the Company has been deferred at the request of  the co-investors' counsel, who has informed the Company's counsel that the co-investors wish to receive the details of the sale of the real property and the Company's accounting for their 35% interest after which their lawsuit will be discontinued. The Company will be providing that information beginning in February 2005.

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

9. Earnings per Share

Earnings (loss) per common share for each of the periods presented is calculated by dividing net income (loss) by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

10. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the three months and nine months ended November 30, 2004 and 2003 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at November 30, 2004 and February 29, 2004.

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

Summarized financial information for the medical financing segment as discontinued operations for the three months and nine months ended November 30, 2004 and 2003 follows:

	Three months ended		Nine months ended
	November 30,		November 30,
	2004	2003	2004	2003

Revenue:
Income from the purchase and collections
of medical receivables	$ 3,587	$ 250,440	$ 101,417	$ 1,021,921
Medical management service fees	43	308,891	47,505	1,167,510
Reimbursed expenses	4,978	70,167	49,171	205,558
Total revenue	8,608	629,498	198,093	2,394,989

Costs and expenses:
Medical receivables	199,993	463,473	788,116	1,325,154
Medical management services	22,107	313,370	185,809	1,015,994
Bad debt	45,832	409,687	285,788	418,545
Impairment loss	-	53,951	62,778	53,951
Loss on disposal of assets	-	-	218,447	-
Depreciation and amortization	32,777	59,955	126,884	166,090
Total costs and expenses	300,709	1,300,436	1,667,822	2,979,734

(Loss) income from operations	(292,101)	(670,938)	(1,469,729)	(584,745)
Other expense	(653)	(4,043)	(4,762)	(16,329)
(Loss) income before income taxes	(292,754)	(674,981)	(1,474,491)	(601,074)
Income taxes	507	65	827	195

(Loss) income from discontinued operations, net of taxes	$ (293,261)	$ (675,046)	$ (1,475,318)	$ (601,269)

The components of assets and liabilities of discontinued operations are as follows:

	November 30,	February 29,
	2004	2004
	(unaudited)
Finance receivables, net	$ 567,640	$ 1,453,048
Management fee receivables, net	1,013,033	1,157,124
Other current assets	47,088	41,611
Property and equipment, at cost	792,747	1,193,930
Less accumulated depreciation and amortization	(523,997)	(590,428)
Loan receivable	-	83,137
Investment in unconsolidated subsidiaries	18,450	50,000
Other assets	9,540	82,371
Total assets	$ 1,924,501	$ 3,470,793

Accounts payable and accrued expenses	$ 199,818	$ 238,797
Current portion of notes payable	11,821	75,237
Total liabilities	$ 211,639	$ 314,034

11. Proposed Transaction

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months and nine months ended November 30, 2004 and 2003. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K/A Amendment No. 1 for the year ended February 29, 2004.

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

The real estate segment consists of parcels of real estate in Hunter, New York held for future development or sale, and of mortgage notes receivable on properties that were previously sold. Both the properties and mortgage notes receivable are subject to the interest of co-investors. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

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

RESULTS OF OPERATIONS

2004 Period Compared to the 2003 Period

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Three months ended				Nine months ended
	November 30,				November 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Revenues:
Sale of real estate	$ 1,081	$ -	$ 1,081		$ 1,583	$ -	$ 1,583
Other real estate	-	-	-		-	175	(175)
Rental income	26	26	-		78	77	1
Interest from mortgages	24	17	7		57	50	7
Total revenue	$ 1,131	$ 43	$ 1,088	2,530%	$ 1,718	$ 302	$ 1,416	469%

The Company's revenues from continuing operations for the three months ended November 30, 2004 ("2004") were $1,131,000, an increase of $1,088,000 or 2,530% as compared to the three months ended November 30, 2003 ("2003"). The Company's revenues from continuing operations for the nine months ended November 30, 2004 ("2004") were $1,718,000, an increase of $1,416,000 or 469% as compared to the nine months ended November 30, 2003 ("2003").

During the quarter ended November 30, 2004, the company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The net sales price was $1,081,000 (gross sales price of $1,250,000, less an allowance of  $125,000 and deferred interest of $44,000). The $3,000 increase in interest from mortgages during the three months ended in 2004 was a result of the mortgage on the property that was sold.

The increase in revenues for the nine months ended in 2004 was a result of the sale described above and the sales during the quarter ended August 31, 2004, when the Company completed the renovation of the final two townhouse units that it owned at its Hunter, NY property. The net increase in revenues during the nine month period was offset by a reduction in other income from net adjustments in 2003 to amounts that were due to co-investors of $175,000. During the quarter ended May 31, 2003, the Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended				Nine months ended
	November 30,				November 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Costs and expenses:
Real estate	$ 942	$ 44	$ 898	2,041%	$ 1,638	$ 151	$ 1,487	985%
Corporate expenses	41	116	(75)	(65)%	254	295	(41)	(14)%
Depreciation and amortization	1	1	-	-%	3	3	-	-%
Total costs and expenses	$ 984	$ 161	$ 823	511%	$ 1,895	$ 449	$ 1,446	322%

Costs and expenses from continuing operations increased by $823,000, to $984,000 in the three month period and increased by $1,446,000, to $1,895,000, in the nine month period. The net increase in both periods was due to increases in real estate, offset by decreases in corporate expenses. The increase in real estate expenses of $898,000 in the three month period and $1,487,000 in the nine month period was primarily attributable to the cost of the properties that were sold during the three months ended November 30, 2004 and August 31, 2004.

The $75,000 decreases in Corporate expenses for the three months ended in 2004 were attributable to (i) a $35,000 reimbursement by CMG for services provided by the Company on CMG's behalf, (ii) a reduction in the amount of accounting billing, and (iii) a decrease in directors fees due to fewer meetings. The $41,000 decreases in Corporate expenses for the nine months ended in 2004 were primarily attributable to the reimbursement by CMG and decrease in directors fees which occurred during the quarter ended November 30, 2004.

Net interest expense for the three months ended in 2004 was $22,000, compared to $22,000 in 2003. Net interest expense for the nine months ended in 2004 was $66,000, compared to $59,000 in 2003. Interest expense arises from the Company's obligations under its outstanding Series A and Series B bonds. While the proceeds of these bonds were used to finance the discontinued medical financing segment, the Company as guarantor  remains obligated as to their repayment. As such, interest expense on these notes are classified as continuing operations. The increase in nine month period ended in 2004 was caused by additional borrowing due to the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult. The collection delays, which the Company believes are timing issues rather than credit issues of the insurance companies, have caused the Company to increase its borrowings to finance the additional receivables.

Through February 29, 2004, the end of the last fiscal year, the Company had accumulated net operating losses ("NOLs") of $5,543,000. The Company's taxable loss for the nine months ended August 31, 2004 is approximately $1,974,000. These losses are available to be carried forward through February 28, 2024. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 96% valuation allowance of $2,296,000 against the deferred tax asset of $2,386,000 that these NOLs would generate.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Three months ended				Nine months ended
	November 30,				November 30,
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Revenues:
Income from the purchase and
collections of medical receivables	$ 8	$ 456	$ (448)	(98)%	$ 150	$ 1,227	$ (1,077)	(88)%
Medical management service fees	1	174	(173)	(99)%	48	1,168	(1,120)	(96)%
Total revenue	9	630	(621)	(99)%	198	2,395	(2,197)	(92)%

Costs and expenses:
Medical receivables	200	464	(264)	(57)%	788	1,325	(537)	(41)%
Medical management services	22	313	(291)	(93)%	186	1,016	(830)	(82)%
Bad debt	46	410	(364)	(89)%	286	419	(133)	(32)%
Impairment loss	-	54	(54)	-%	63	54	9	-%
Loss on disposal of assets	-	-	-	-%	218	-	218	-%
Depreciation and amortization	33	60	(27)	(45)%	127	166	(39)	(23)%
Total costs and expenses	301	1,301	(1,000)	(77)%	1,668	2,980	(1,312)	(44)%

(Loss) income from operations	(292)	(671)	379		(1,470)	(585)	(885)
Other income (expense)	-	(4)	4		(4)	(16)	12
(Loss) income before income taxes	(292)	(675)	383		(1,474)	(601)	(873)
Income taxes	1	-	1		1	-	1
(Loss) income from
discontinued operations	$ (293)	$ (675)	$ 382		$ (1,475)	$ (601)	$ (874)

The Company's revenues from discontinued operations for the three months ended in 2004 were $9,000, a decrease of $621,000 as compared to the three months ended in 2003. The Company's revenues from discontinued operations for the nine months ended in 2004 were $198,000, a decrease of $2,197,000 as compared to the nine months ended in 2003. The decreases in both periods were due to the elimination of revenues as part of the Company's decision on February 4, 2004 to restructure the medical financing segment.

Costs and expenses from discontinued operations decreased by $1,000,000, to $301,000 in the three month period and decreased by $1,312,000, to $1,668,000 in the nine month period. The decrease in the three month period is primarily due to decreases in medical receivable, medical management service expenses, bad debts, loss on disposal of assets, and depreciation and amortization. The decrease in medical receivable expenses of $264,000 is due to a reduction in employment costs of $209,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004 to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $291,000 in the three month period ended in 2004.

The decrease in the nine month period is primarily due to decreases in medical receivable, medical management service expenses, bad debts, loss on disposal of assets, and depreciation and amortization. The decrease in medical receivable expenses of $537,000 is due to a reduction in employment costs of $436,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004 to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $830,000 in the nine month period ended in 2004.

The Company increased its bad debt reserves by $217,000 and incurred actual bad debts of $69,000 during the nine months ended November 30, 2004. Actual bad debts were incurred because the Company made certain settlements on its receivables and it believes that the costs that would have been incurred to collect the full amount of the receivables would have been approximately the same as the bad debt incurred. For the same reason, the Company is anticipating future settlements and $56,000 of the increase in bad debt reserve is attributable to this strategy.

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

The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy all of the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed in the last half of fiscal 2004. The Company increased the bad debt reserves during that period, and an additional $8,000 and $103,000 during the three months and nine months ended November 30, 2004, because it believes receivables available to pay management fees will be lower based on the information that had become and is currently becoming available. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment loss of $63,000 in 2004 is a result of management's estimate as of May 31, 2004, as to the excess of the carrying value of the net assets of the medical management service subsidiaries over the estimated proceeds from their ultimate sale.

The loss on disposal of assets of $218,000 in the nine months ended November, 2004 was a result of (i) the loss of $8,000 from the final disposition and sale of one MRI facility and (ii) the $210,000 loss incurred as a result of the decision in August 2004 to abandon the remaining MRI facility, rather than continuing to pay the carrying costs of the closed operation and trying to sell the assets before the lease expired on February 28, 2005.

For the reasons described above, most notably the profit from the sale of real estate of $280,000 and the decrease in the loss from discontinued operations of $383,000, the Company recorded a net loss of $169,000 for the three months ended November 30, 2004, a decrease of $650,000 from the net loss of $819,000 for the three months ended November, 2003. The increase in loss from discontinued operations of $874,000 resulted in the Company recording a net loss of $1,725,000 for the nine months ended November, 2004, an increase of $909,000 from the net loss of $816,000 for the nine months ended November 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the nine months ended November 30, 2004 resulted in an increase of cash in the amount of $389,000. The changes in regulations that caused the increase in the length of the collection cycle of insurance claims resulted in an increase in the amount of cash needed to purchase medical insurance claims receivable. As a result of the increase in the collection cycle, the finance clients that are also management clients had less funds available to pay for management service fees, which then increased the management fee receivable collection cycle. On February 4, 2004, as a result of the increased collection cycle and the related use of cash, the Company decided to restructure the Medical Division.

As part of the restructuring, the Company decided to offer for sale the two MRI facilities that the Company owned and operated, discontinuing the medical management service business. During the quarter ended August 31, 2004, one of the facilities was sold, and the other facility was abandoned. The result was an immediate decrease in cash requirements. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business, in exchange for preferential collection rates on the receivables that are expected to be collected. This will preserve the Company's cash by eliminating the need to incur on-going collection costs. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be sufficient to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operations until all of the receivables are collected. These costs also include interest expense on the outstanding balances of the Series A and Series B bonds that were used to finance the medical financing segment. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of preferred stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying costs on the real estate that was sold during the current and prior periods. The Company's real estate assets in Hunter, New York are owned free and clear of mortgages. On September 23, 2004, the company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note.  Further development of the Hunter property, at any significant cost, is expected to be funded by existing cash, the proceeds from mortgage note on the hotel site,  issuance of Series B Bonds, other asset-based financing, the sale other property in Hunter.

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

Cash provided by total operations in 2004 was $397,000, as compared to $510,000 being used in 2003. The $907,000 net increase in cash provided by operations in 2004 was due to an increase in (i) collections from the sale of real estate of $709,000, (ii) decrease in net assets of discontinued operations of $877,000 in 2004, compared to a decrease of $99,000 in 2003, primarily caused by the reduction of outstanding receivables, due to the discontinuation of the medical division, (iii) fluctuations in operating assets and liabilities of $266,000, primarily caused by timing differences, and (iv) a decrease in payments to Co-investors of $25,000 in 2004. The increases in cash provided by operations was offset by an increase in real estate held for development or sale of $85,000 and an increase in net loss, after adjustments for non-cash items of (i) depreciation, (ii) real estate gains and losses, (iii) deferred interest income, (iv) provision for bad debts and (v) impairment losses and disposal losses from discontinued operations, the net of these items totaling $786,000.

Cash used by investing activities was $8,000 in 2004 as compared with no activity in 2003. The increase in the use of cash in 2004 was due to capital expenditures of $8,000 in 2004.

Net cash used by financing activities was $-0- in 2004 as compared with $345,000 being provided in 2003. The $345,000 decrease in cash being provided in 2004 was due to net loan borrowing in 2003, as compared to $-0- net borrowing in 2004. The proceeds from the additional borrowings in 2003 were used to finance insurance claims receivable, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases for continuing operations as of November 30, 2004.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 950,000	$ 950,000	$ -	$ -	$ -
Operating Leases	180,900	80,400	100,500	-	-

Total	$ 1,130,900	$ 1,030,400	$ 100,500	$ -	$ -

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

None.

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

MFC DEVELOPMENT CORP.

January 13, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

January 13, 2005	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

January 13, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 13, 2005	January 13, 2005
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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