Form 10-K
period 2005-02-28
MFC DEVELOPMENT CORP
filed 2005-06-02
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of May 20, 2005	$1,200,078
Number of shares outstanding of the registrant's Common Stock as of May 20, 2005	1,775,053

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in July 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the year ended February 28, 2005.

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

Business Description

MFC is engaged in the business of developing real estate and liquidating the discontinued operations of the Medical Division.

Real Estate Division

The Real Estate Division of the Company presently owns the interests in parcels of real estate described below. For the fiscal year ended February 28, 2005, the total revenues derived from the Real Estate Division were $1,776,877, constituting 100% of the total revenues from continuing operations of MFC. A brief description of each parcel follows:

East Granby, Connecticut

The Company owned a partially built two-story office building located at 2 Gateway Boulevard in East Granby, Connecticut which was carried at the value of $900,000 on February 28, 1995. In the fiscal year ended February 29, 1996, the Company spent approximately $1,300,000 in developing the site and improving a portion of the building. In February 1996, the property was sold to Gateway Granby, LLC. ("Gateway"), a limited liability company of which certain members are shareholders of MFC, for $4,800,000, of which $3,853,268 has been paid and $946,732  was due to the Company as of February 28, 2005, pursuant to a purchase money second mortgage. The gain on the sale of this property was recognized on the accrual method in prior years, except for a reserve of $850,000 which was recognized in January 2003 upon the release of the Company from a contingent liability for certain rental payments. On May 17, 2005, the $946,732 second mortgage was exchanged for a $1,000,000 equity investment in Granby.

Hunter, New York

MFC's wholly-owned subsidiary, Yolo Equities Corp. owns the fee interest in properties in Hunter, New York, along with co-investors. The co-investors are entitled to receive 35% of the cash proceeds of the sales of Hunter Properties made after June 30, 2000, after deducting the net costs of carrying the properties after June 30, 2000 and the costs of the sales (the "net proceeds"). Yolo Equities Corp. is entitled to receive 65% of the said net proceeds. As of February 28, 2005, the properties consisted of acreage in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The undeveloped portion of the acreage, which Yolo Equities Corp. plans to sell or develop, is available for single family residences, townhouses, and condominium units. The developed portion, consisting of (i) a waste water treatment plant owned by Highlands Pollution Control Corp. (a wholly-owned subsidiary of the Yolo Equities Corp.), and (ii) a Clubhouse with swimming pool and six tennis courts, were sold in May 2005. A small office building was renovated and converted into three townhouse units. One of the townhouse units was sold in February 2004, and the remaining two units were sold in the fiscal year ended February 28, 2005. Adjoining the undeveloped portion of the acreage are 200 condominium units owned by unrelated persons.

The waste water treatment plant was upgraded in the fiscal year ended February 28, 2003, under an agreement with the City of New York. Prior to the sale of the plant on May 10, 2005, the City of New York was reimbursing the Company for all costs incurred with the upgrade of the facility. See Note 4 of Notes to Consolidated Financial Statements.

The Company completed a sale of the Clubhouse on May 17, 2005.

The hotel site, consisting of 10 plus acres, was sold on September 23, 2004. See Note 4 of Notes to Consolidated Financial.

After the sales in May 2005, Yolo Equities Corp. continues to retain about 65 acres of land for development or sale. The future development of this acreage will require an increase in the capacity of the waste water treatment plant, for which State permits already exist, and which Yolo Equities Corp. has the right to obtain by participating in the financing of the expansion.

Other Properties

The Company, alone or with co-investors and joint ventures, may acquire other real property for development of residential, commercial and office structures, when management identifies opportunities for enhancement of shareholder values.

Medical Division (Discontinued)

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for each of the three years ended February 28, 2005 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at February 28, 2005 and February 29, 2004. See Note 11 of Notes to Consolidated Financial Statements.

Marketing

The Company's marketing in its real estate activities is limited to working with real estate brokers in New York and Connecticut.

Competition

Real Estate Division

The Company's presently owned acreage held for development or sale is located in Hunter, New York. The real estate market for second homes in this resort community is presently experiencing improved demand. The Company will be competing with many owners and developers in the locale in connection with the development and sale of this land. After May 17, 2005, the Company has a 49% equity interest in Gateway Granby, LLC, which owns an office building, subject to a first mortgage of $2,200,000. The building is currently 93% occupied by unrelated tenants. Gateway competes with many owners of office buildings in the Northern Hartford, Connecticut area for leasing and lease renewals.

Trademarks

None.

Employees

As of February 28, 2005, the Company had 7 employees. None of the Company's employees are represented by a labor union. MFC considers its relationship with its employees to be good.

Regulatory Laws

The Company is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

ITEM 2. PROPERTIES

In addition to the real property as set forth in Item 1 above, MFC leases its offices in New Rochelle, New York, under a lease expiring on February 28, 2007. All of the space leased by the Company is leased from an unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

MFC is not presently a party to any material litigation, except (i) a lawsuit relating to the title issue on the sale of the hotel site set forth in Note 4 of the Notes to the Consolidated Financial Statements, which involves $125,000 for which the Company has taken a 100% valuation allowance, and (ii) a lawsuit by the co-investors of the Hunter property set forth in Note 8 of Notes to the Consolidated Financial Statements, which has been deferred pending review of the recent accounting given to the co-investors as of February 28, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION

None, other than the election of directors on July 15, 2004.

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

Such statements may relate, but are not limited, to projections of revenues, earnings, capital expenditures, plans for growth and future operations, and  competition, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified.

When the Company uses the words "estimates," "expects," "anticipates," "believes," "plans," "intends," and variations of such words or similar expressions, they are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those underlying the forward-looking statements. The factors that could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Company's public filings, including general economic and market conditions, changes in domestic laws, regulations and taxes, changes in competition and pricing environments, and regional or general changes in real estate values.

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

Fiscal Period		High Bid	Low Bid

2004
Quarter 1	(03/01/03 - 05/31/03)	$1.85	$1.55
Quarter 2	(06/01/03 - 08/31/03)	$1.90	$1.31
Quarter 3	(09/01/03 - 11/30/03)	$1.85	$1.35
Quarter 4	(12/01/03 - 02/29/04)	$1.30	$0.60

2005
Quarter 1	(03/01/04 - 05/31/04)	$3.50	$1.02
Quarter 2	(06/01/04 - 08/31/04)	$3.10	$1.35
Quarter 3	(09/01/04 - 11/30/04)	$2.80	$1.45
Quarter 4	(12/01/04 - 02/28/05)	$2.10	$1.00

The last trade on May 20, 2005 was $1.05

Dividends

No cash dividend has been paid by MFC since its inception. The Company has no present intention of paying any cash dividends on its common stock.

Holders

As of May 1, 2005, there were approximately 1,000 holders of record of MFC common stock representing about 2,100 beneficial owners of its shares. There are no options or warrants to purchase common stock of the Company outstanding except for options to purchase a total of (i) 4,500 shares held by Allan Kornfeld, former Chairman of the Company, (ii) 4,500 shares held by David Michael, a former Director, (iii) 6,000 shares held by Anders Sterner, presently a Director of the Company, and (iv) 1,500 shares each held by Jay Hirschson and Steven Kevorkian, both presently Directors of the Company. The Company does not know of any shares of common stock of MFC that are held by any director, officer or holder of as much as 5% of the outstanding stock for sale pursuant to a filing under Rule 144 of the Securities Act. The Company has not agreed to register any common stock for sale under the Securities Act by any shareholder or the Company, the offering of which could have a material effect on the market price of the Company's common equity.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended
	February 28,	February 29,	February 28,	February 28,	February 28,
	2005	2004	2003	2002	2001
Income Statement Data:
Total revenue	$ 1,776,877	$ 619,114	$ 1,036,962	$ 1,116,723	$ 304,260
Costs and expenses	2,055,314	782,857	564,519	558,327	791,014

Income (loss) from operations	(278,437)	(163,743)	472,443	558,396	(486,754)
Other (expenses) net of other income	(86,950)	(80,140)	(11,483)	2,778	(198,040)

(Loss) income from continuing
operations before provision for
income taxes	(365,387)	(243,883)	460,960	561,174	(684,794)
Provision (benefit) for income taxes	3,795	6,378	(75,838)	12,390	10,556

(Loss) income from continuing operations	(369,182)	(250,261)	536,798	548,784	(695,350)
(Loss) income from discontinued operations, net
of taxes (including impairment & disposal losses
of $489,000 in 2005 and $229,000 in 2004, and
gain on sale of subsidiary of $381,000 in 2001)	(2,122,721)	(1,182,763)	428,287	259,601	(54,945)

Net income (loss)	$ (2,491,903)	$ (1,433,024)	$ 965,085	$ 808,385	$ (750,295)

(Loss) earnings per common share:

(Loss) earnings from continuing operations	$ (0.21)	$ (0.14)	$ 0.30	$ 0.31	$ (0.39)
(Loss) earnings from discontinued operations	(1.19)	(0.67)	0.24	0.14	(0.03)
Basic and diluted (loss) earnings
per common share	$ (1.40)	$ (0.81)	$ 0.54	$ 0.45	$ (0.42)

Number of shares used in computation of
basic and diluted earnings per share	1,775,053	1,775,053	1,787,350	1,792,662	1,807,261

	As of
	February 28,	February 29,	February 28,	February 28,	February 28,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working Capital	$ 338,609	$ 2,070,863	$ 3,873,448	$ 3,975,608	$ 1,952,829

Total assets	$ 3,781,556	$ 5,903,032	$ 7,075,843	$ 6,277,489	$ 7,222,100

Long-term debt	$ 158,344	$ 242,760	$ 233,560	$ 45,000	$ -

Common Shareholders' equity	$ 1,715,187	$ 4,207,090	$ 5,640,114	$ 4,702,368	$ 3,907,282

Book value per share	$ 0.97	$ 2.37	$ 3.18	$ 2.63	$ 2.17

Common shares outstanding	1,775,053	1,775,053	1,775,053	1,790,000	1,800,000
(a) During the year ended February 28, 2001, the Company disposed of its interest in Wendcello Corp.

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

The real estate segment consists of parcels of real estate in Hunter, New York, held for future development or sale, and of mortgage notes receivable on properties that were previously sold. Both the properties and mortgage notes receivable are subject to the interest of co-investors. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

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

Revenue Recognition

Real Estate: The full accrual method is used on the sale of real estate if the profit is determinable, the Company is not obligated to perform significant activities after the sale to earn the profit, and there is no continuing involvement with the property. If the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If there is continuing involvement with the property by the Company, the financing method is used.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company incurred net losses of approximately $2,492,000 and $1,433,000 during the years ended February 28, 2005 and February 29, 2004, respectively, principally from discontinued operations.  This factor raises substantial doubt about the Company's ability to continue as a going concern.

Management is making efforts to sell its real estate held for development or sale in the normal course of business and significantly reduce operating expenses.  In addition, the Company is seeking to raise equity capital and is considering business combinations with other entities. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 28/29				February 29/28
			Change				Change
	2005	2004	$	%	2004	2003	$	%
Revenues:
Sale of real estate	$ 1,583	$ 200	$ 1,383		$ 200	$ -	$ 200
Other real estate	-	250	(250)		250	850	(600)
Rental income	111	103	8		103	103	-
Interest from mortgages	83	66	17		66	84	(18)
Total revenue	$ 1,777	$ 619	$ 1,158	187%	$ 619	$ 1,037	$ (418)	(40)%

The Company's revenues from continuing operations for the year ended February 28, 2005 ("2005") were $1,777,000, an increase of $1,158,000 or 187% as compared to the year ended February 29, 2004 ("2004"). The Company's revenues from continuing operations for the year ended February 29, 2004 ("2004") were $619,000, a decrease of $418,000 or 40% as compared to the year ended February 28, 2003 ("2003").

In 2005 the Company sold the 10 acres of land for the hotel site ("Hotel Site") that was in the beginning stages of development. The net sales price was $1,081,000 (gross sales price of $1,250,000, less an allowance of  $125,000 and deferred interest of $44,000). In 2005, the Company also completed the renovation of the final two townhouse units that it owned at its Hunter, NY property. The sales price for these units was $502,000 in 2005, as compared to the one unit that was sold in 2004 for $200,000.

The decrease in other real estate income was a result from net adjustments in 2004 to amounts that were due to co-investors of $250,000. The Company paid $25,000 in settlement of a dispute with a prior co-investor and reevaluated the balances owed to the current co-investors as a result of the development at the Hunter property. The increase of rental income in 2005 was a result of a rate increase for sewage charges to the condominium development for the sewage treatment plant services. The $17,000 increase in interest from mortgages in 2005 was a result of the mortgage on the property that was sold.

The increase in real estate sales of $200,000 in 2004 was a result of one townhouse unit being sold in 2004, compared to none in 2003. The decrease in other real estate revenue in 2004, reflects the 2003 recognition of $850,000 of deferred income attributable to the termination of a contingent obligation related to a sale-leaseback. In 2004, other real estate revenue consisted of adjustments to amounts due to co-investors of $275,000, offset by $25,000 paid in settlement of a dispute with a prior co-investor. The decrease in interest from mortgages in 2004 was due to a temporary reduction of the interest rate from the Granby mortgage as consideration for the termination of the contingent obligation related to a sale-leaseback.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 28/29				February 29/28
			Change				Change
	2005	2004	$	%	2004	2003	$	%
Costs and expenses:
Real estate	$ 1,717	$ 387	$ 1,330	344%	$ 387	$ 204	$ 183	90%
Corporate expenses	334	392	(58)	(15)%	392	356	36	10%
Depreciation and amortization	4	4	-	-%	4	5	(1)	(20)%
Total costs and expenses	$ 2,055	$ 783	$ 1,272	162%	$ 783	$ 565	$ 218	39%

Costs and expenses from continuing operations increased by $1,272,000, to $2,055,000 in 2005. The net increase in 2005 was due to an increase in real estate expenses, offset by a decrease in corporate expenses. The increase in real estate expenses of $1,330,000 was primarily attributable to the cost of the properties that were sold during 2005 (Hotel Site and two townhouses), which was $1,308,000, compared to the cost of $182,000 for the one townhouse that was sold in 2004. In addition, the Company incurred an additional cost of $143,000 in 2005 when amounts due to co-investors were adjusted to reflect the sales and cash flow in the current year.

The $58,000 decrease in corporate expenses in 2005 was attributable to (i) a $35,000 reimbursement by another company that was involved with the Company in a previously disclosed proposed transaction, which has since been canceled, (ii) a reduction in the amount of accounting billing, and (iii) a decrease in directors' fees due to fewer meetings.

Costs and expenses from continuing operations increased by $218,000, to $783,000 in 2004. The net increase in 2004 was due to increases in real estate and corporate expenses, offset by a decrease in depreciation and amortization. The increase in real estate expenses of $183,000 was primarily attributable to the $182,000 cost of real estate sold in 2004 compared to none being sold in 2003.

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

Net interest expense in 2005 was $87,000, compared to $80,000 in 2004. Interest expense arises from the Company's obligations under its outstanding Series A and Series B bonds. While the proceeds of these bonds were used to finance the discontinued medical financing segment, the Company as guarantor, remains obligated as to their repayment. As such, interest expense on these notes are classified as continuing operations. The increase in 2005 was caused by additional borrowing due to the amount of time insurance claims receivable are now remaining outstanding as a result of new regulations that make the collection process more difficult. The collection delays, which the Company believes are timing issues rather than credit issues of the insurance companies, have caused the Company to increase its borrowings to finance the additional receivables.

Net interest expense in 2004 was $80,000, compared to $11,000 in 2003. The increase in 2004 was caused by additional borrowing due to the amount of time insurance claims receivable were remaining outstanding as a result of new regulations that made the collection process more difficult. The collection delays, which were timing issues rather than credit issues, have caused the Company to increase its borrowings to finance the additional receivables.

Through 2005, the Company had accumulated net operating losses ("NOLs") of $7,396,000 available to be carried forward through February 28, 2024. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 96% valuation allowance of $2,425,000 against the deferred tax asset of $2,515,000 that these NOLs would generate. In addition, the Company has also taken a 100% valuation allowance of $542,000 against other timing differences. The benefit for income taxes of $76,000 in 2003 reflected the current year estimated benefit of $90,000.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Year ended				Year ended
	February 28/29				February 29/28
			Change				Change
	2005	2004	$	%	2004	2003	$	%
Revenues:
Income from the purchase and
collections of medical receivables	$ 175	$ 1,443	$(1,268)	(88)%	$ 1,443	$ 1,940	$ (497)	(26)%
Medical management service fees	48	1,354	(1,306)	(96)%	1,354	2,283	(929)	(41)%
Total revenue	223	2,797	(2,574)	(92)%	2,797	4,223	(1,426)	(34)%

Costs and expenses:
Medical receivables	1,024	1,763	(739)	(42)%	1,763	1,720	43	3%
Medical management services	212	1,198	(986)	(82)%	1,198	1,902	(704)	(37)%
Bad debt	454	539	(85)	(16)%	539	15	524	3,493%
Impairment loss	271	229	42	-%	229	-	229	-%
Loss on disposal of assets	218	-	218	-%	-	-	-	-%
Depreciation and amortization	160	230	(70)	(30)%	230	153	77	50%
Total costs and expenses	2,339	3,959	(1,620)	(41)%	3,959	3,790	169	4%

(Loss) income from operations	(2,116)	(1,162)	(954)		(1,162)	433	(1,595)
Other income (expense)	(5)	(20)	15		(20)	(5)	(15)
(Loss) income before income taxes	(2,121)	(1,182)	(939)		(1,182)	428	(1,610)
Income taxes	1	1	-		1	-	1
(Loss) income from
discontinued operations	$(2,122)	$ (1,183)	$ (939)		$ (1,183)	$ 428	$ (1,611)

The Company's revenues from discontinued operations in 2005 were $223,000, a decrease of $2,574,000 as compared to 2004. The Company's revenues from discontinued operations in 2004 were $2,797,000, a decrease of $1,426,000 as compared to 2003. The decreases in both periods were due to the elimination of revenues as part of the Company's decision on February 4, 2004, to restructure the medical financing segment. The decrease in revenues in 2004 was also attributable to the elimination throughout the year of poorly collecting clients, which was used as a way to be more selective in the bill purchasing process due to new State insurance department regulations that made collections more difficult. In addition, management service fees decreased in 2004 due to a decrease in the size of the medical practices that were managed. The Company bills for its services based on the amount of expenses that it incurs on behalf of those practices. If those practices decrease their size, the Company will not incur as much expense, resulting in a decrease in the amount of service fees. These fees were net of billing adjustments. Management service fees were billed monthly according to the cost of services rendered to the client. If the assets of the management client, which is also a finance client, were not enough to satisfy the billed fees, an allowance for billing adjustments was recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that were available for payment.

Costs and expenses from discontinued operations in 2005 decreased by $1,620,000, to $2,339,000. The decrease in 2005 was due to decreases in medical receivable expenses, medical management service expenses, bad debts, and depreciation and amortization, offset by increases in impairment loss and loss on disposal of assets. The decrease in medical receivable expenses of $739,000 is due to a reduction in employment costs of $637,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004, to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $986,000 in 2005.

Costs and expenses from discontinued operations in 2004 increased by $169,000, to $3,959,000. The increase in 2004 was due to increases in medical receivable expenses, bad debts, and depreciation and amortization, offset by a decrease in medical management service expenses. The $43,000 increase in medical receivable expenses in 2004 was primarily due to (i) an increase of  $68,000 in the costs of filing arbitrations against insurance companies on denied and unpaid medical bills, which was a result of an increase in the amount of arbitrations that were closed in 2004 as compared to 2003, and (ii) an increase of $14,000 in computer related expenses, due to a reduction in the allocation of capitalized costs, offset by a decrease in postage costs of $69,000. The decrease in postage expenses in 2004 was due to a less costly method of mailing medical bills and the related packages to the insurance carriers and a decrease in the quantity of mailings due to the reduction in the amount of bills purchased.

The $704,000 decrease in medical management expenses in 2004 was due to a net decrease  in operating expenses from managing  a radiologist's practices, and (ii) a reduction in operating expenses from a former client's office that is now closed. A decrease in operating expenses occurs when there is a decrease in a management client's radiology practice. The reduction in operating expenses was related to the reduction in the size of the radiologist's practice. As the size of the radiologist's practice decreases, expenses also decrease.

The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the years ended February 28, 2005 and February 29, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided during those periods. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed during the last two fiscal years. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated an additional program that it believes could increase the collections rate. Management used this information when it made the decision in February 2004 to eliminate the purchase of additional receivables. Management had also taken other measures during fiscal 2004 to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management will monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy all of the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed during the years ended February 28, 2005 and February 29, 2004. The Company increased the bad debt reserves during those periods, because it believes receivables available to pay management fees will be lower based on the information that had become and is currently becoming available. The final bad debt expense will ultimately be determined after all receivables are litigated.

The impairment losses of $271,000 in 2005 and $229,000 in 2004 were a result of management's estimate as to the excess of the carrying value of the net assets over the estimated (i) future cash flow generated from these assets and (ii) proceeds from their ultimate sale.

The loss on disposal of assets of $218,000 in 2005 was a result of (i) the loss of $8,000 from the final disposition and sale of one MRI facility, and (ii) the $210,000 loss incurred as a result of the decision in August 2004 to abandon the remaining MRI facility, rather than continuing to pay the carrying costs of the closed operation and trying to sell the assets before the lease expired on February 28, 2005.

The decrease in depreciation and amortization of $70,000, to $160,000 in 2005 was a result of the disposal of the assets of the two MRI facilities that the Company closed in 2005.

The increase in depreciation expense of $77,000 in 2004 was a result of the opening of an additional MRI facility in November 2002 and the continuing upgrades of the MRI machines that the Company owned and utilized in providing its management services.

For the reasons described above, most notably, the decrease in revenues from discontinued operations, compared to changes in costs and expenses, the Company recorded a net loss of $2,492,000 in 2005, an increase of $1,059,000 from the net loss of $1,433,000 in 2004. For the same reasons as 2005, and in addition, the reduction in other real estate revenue, the Company recorded a net loss of $1,433,000 in 2004, a decrease in earnings of $2,398,000 from the net income of $965,000 in 2003.

Liquidity and Capital Resources

The Company's two business activities during the year ended February 28, 2005 resulted in an increase of cash in the amount of $204,000. Through August 26, 2004, the Company operated in two distinct industries consisting of real estate and medical financing. The medical financing business was conducted through (i) Medical Financial Corp., a wholly owned subsidiary, which purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring called for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) the focus of the operations of the medical segment on collections and other services. On August 26, 2004, the Company sold its continuing service obligations and the related future revenue rights of its medical financing business. As a result of the restructuring on February 4, 2004, and the sale of its continuing service obligations on August 26, 2004, the medical financing segment has been reclassified as discontinued operations and prior periods have been restated. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of common stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying and development costs on the real estate that was sold during the current and prior periods. The Company's real estate assets in Hunter, New York, are owned free and clear of mortgages. On September 23, 2004, the company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note.  Further development of the Hunter property, at any significant cost, is expected to be funded by existing cash, issuance of common stock, the proceeds from mortgage note on the hotel site, issuance of Series B Bonds, other asset-based financing, and the sale of other property in Hunter.

The Company believes that its present cash resources, the cash available from financing activities, and issuance of additional common stock will be sufficient on a short-term basis and over the next 12 months to fund its existing real estate business and discontinued operations, its company-wide working capital needs, and its expected investments in property and equipment. The Company expects that the collection of its existing receivables from discontinued operations will enable funds to be provided internally and from its financing activities.

The Company's significant sources of financing have been from Series A and Series B bonds and construction loan financing. Both Series A and Series B bonds are issued for 18-month terms and may be redeemed with 60 days written notice in maximum increments of $50,000. Due to this redemption option, these bonds have been classified as current debt. As provided for in the debt instruments of the Series A and B bonds, the Company has extended maturity dates as evidenced by formal commitments. The Company may also refinance amounts that may be requested by bondholders for early redemptions through the issuance of new bonds. The Company repaid the outstanding balance of its construction loan from the proceeds of the sales of the townhouses that secured the loan.

Cash provided by operations in 2005 was $212,000, as compared to $405,000 being used in 2004. The $617,000 net increase in cash provided by operations in 2005 was due to an increase in (i) collections from the sale of real estate of $509,000, (ii) decrease in net assets of discontinued operations of $1,114,000 in 2005, compared to a decrease of $422,000 in 2004, primarily caused by the reduction of outstanding receivables, due to the discontinuation of the medical division, and (iii) fluctuations in operating assets and liabilities of $227,000, primarily caused by timing differences. The increases in cash provided by operations were offset by an increase in real estate held for development or sale of $71,000 and an increase in net loss, after adjustments for non-cash items of (i) depreciation, (ii) real estate gains and losses, (iii) deferred interest income, (iv) adjustment of amounts due to co-investors, (v) provision for bad debts and (vi) impairment losses and disposal losses from discontinued operations, the net of these items totaling $740,000.

Cash used by investing activities was $8,000 in 2005 as compared with no activity in 2003. The increase in the use of cash in 2005 was due to capital expenditures of $8,000 in 2005.

Net cash used by financing activities was $-0- in 2005 as compared with $172,000 being provided in 2004. The $172,000 decrease in cash being provided in 2005 was due to net loan borrowing in 2004, as compared to $-0- net borrowing in 2005. The proceeds from the additional borrowings in 2004 were used to finance insurance claims receivable, which are outstanding for a longer period of time as a result of new regulations that create timing issues and make the collection process more difficult.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of February 28, 2005.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 950,000	$ 950,000	$ -	$ -	$ -
Operating Leases	156,200	78,200	78,000	-	-

Total	$ 1,106,200	$ 1,028,200	$ 78,000	$ -	$ -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

At February 28, 2005, the Company's debt that is sensitive to changes in interest rates includes (i) Series A bonds of $750,000 maturing through February 2006, and (ii) Series B bonds of $200,000 maturing through September 2005. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. An interest rate increase would have a negative impact to the extent that the prime rate rises to above 6% and the Company maintains a balance in either of the Series A or Series B bonds. As of February 28, 2005, an increase in the prime rate to 7% would have a maximum negative impact of approximately $10,000 per annum and each additional 1% increase in the prime rate would have a maximum negative impact of approximately $10,000 per annum. As of February 29, 2004, an increase in the prime rate to 7% would have had a negative impact of approximately $18,000 and each additional 1% increase in the prime rate would have had a negative impact of approximately $13,000.

An interest rate change would not impact the Company's cash flows on the fixed rate mortgage receivable.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2005. Such information is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2005. Such information is incorporated herein by reference and made a part hereof.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2005. Such information is incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2005. Such information is incorporated herein by reference and made a part hereof.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is set forth in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days of February 28, 2005. Such information is incorporated herein by reference and made a part hereof.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

As of February 28, 2005 and February 29, 2004 and for the fiscal years ended February 28, 2005, February 29, 2004 and February 28,  2003.

Report of Holtz Rubenstein Reminick LLP
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

3. Reports Filed on Form 8-K:

On April 9, 2004 and June 4, 2004, the Company filed Current Reports on Form 8-K relating to the announcement of the signing of an Acquisition Agreement with Creative Marketing Group, Inc. ("CMG") to acquire 100% of CMG's outstanding capital stock in exchange for shares of common stock of the Company, after which the shareholders of CMG would have a majority ownership. The Form 8-K that was filed on June 4, 2004 also included a copy of the Code of Ethics that had been approved by the Company's Board of Directors on May 27, 2004.

On May 3, 2005, the Company filed a Current Report on Form 8-K announcing that:

(1) The Company has terminated acquisition negotiations with CMG after the Board of Directors of the Company determined that CMG would not be able to meet the conditions specified in a previously reported agreement for the acquisition of that company.

(2) The Company's Board of Directors authorized management to obtain additional capital through the issuance of up to 500,000 shares of common stock in a private sale.

(3) The Company's Board of Directors authorized management to commence discussions with a direct marketing company that expressed interest to be acquired by the Company.

On May 23, 2005, the Company filed a Current Report on Form 8-K announcing that:

(1) A non-binding letter of intent had been signed with the direct marketing company, Worldwide Excellence, Inc. of Los Angeles, California, to negotiate for its acquisition by the Company.

(2) On May 19, 2005, the Company exchanged its $946,732 second mortgage on the office building in East Granby, Connecticut owned by Gateway Granby, LLC ("Gateway") for a $1,000,000 equity investment in Gateway, constituting 49% of the equity ownership of Gateway.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MFC Development Corp., Inc. and its subsidiaries as of February 28, 2005 and February 29, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended February 28, 2005. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15(a) for the three years ended February 28, 2005. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at February 28, 2005 and February 29, 2004 and the consolidated results of their operations and their cash flows for the three years ended February 28, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the three years ended February 28, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York May 23, 2005

MFC Development Corp. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 29,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$ 216,612	$ 12,992
Mortgage and note receivable	747,927	-
Other current assets	18,293	40,260
Assets of discontinued operations	1,263,802	3,470,793
Total current assets	2,246,634	3,524,045

Property and equipment:
Property and equipment, at cost	49,710	41,365
Less accumulated depreciation and amortization	37,790	33,494
	11,920	7,871

Other assets:
Real estate held for development or sale	486,270	1,334,384
Mortgage and note receivable - related party	946,732	946,732
Deferred tax asset, net	90,000	90,000
Total other assets	1,523,002	2,371,116

Total assets	$ 3,781,556	$ 5,903,032

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 372,115	$ 163,334
Current portion of notes payable, including amounts payable to related
parties of $50,000 at February 28, 2005 and $75,000 at February 29, 2004	950,000	972,956
Income taxes payable	2,044	2,858
Due to co-investor	420,061	-
Liabilities of discontinued operations	163,805	314,034
Total current liabilities	1,908,025	1,453,182

Other liabilities:
Notes payable	-	88,997
Due to co-investors	158,344	147,763
Other	-	6,000
Total other liabilities	158,344	242,760

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares	-	-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(4,214,395)	(1,722,492)
	1,755,825	4,247,728
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	1,715,187	4,207,090

Total liabilities and stockholders' equity	$ 3,781,556	$ 5,903,032

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003
Revenues
Sale of real estate	$ 1,583,154	$ 200,000	$ -
Other real estate	-	249,647	850,000
Rental income	110,691	103,207	103,207
Interest from mortgages	83,032	66,260	83,755
Total revenues	1,776,877	619,114	1,036,962

Costs and expenses
Real estate	1,716,835	386,575	204,280
Corporate expenses	334,183	392,017	355,504
Depreciation and amortization	4,296	4,265	4,735
Total costs and expenses	2,055,314	782,857	564,519

(Loss) income from operations	(278,437)	(163,743)	472,443

Other income (expense):
Interest expense	(86,950)	(80,140)	(11,483)
	(86,950)	(80,140)	(11,483)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(365,387)	(243,883)	460,960
Provision (benefit) for income taxes	3,795	6,378	(75,838)
(Loss) income from continuing operations	(369,182)	(250,261)	536,798

(Loss) income from discontinued operations, net of taxes:
(Loss) income from discontinued operations	(1,179,866)	(414,909)	443,009
Bad debt	(453,680)	(538,569)	(14,722)
Impairment loss	(270,728)	(229,285)	-
(Loss) on disposal	(218,447)	-	-
Total (loss) income from discontinued operations, net of taxes	(2,122,721)	(1,182,763)	428,287

Net (loss) income	$ (2,491,903)	$ (1,433,024)	$ 965,085

(Loss) earnings per common share:
(Loss) earnings from continuing operations	$ (0.21)	$ (0.14)	$ 0.30
(Loss) earnings from discontinued operations	(1.19)	(0.67)	0.24
Basic and diluted (loss) earnings per common share	$ (1.40)	$ (0.81)	$ 0.54

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,775,053	1,787,350

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statement of Stockholders' Equity

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 28, 2002	1,800,000	$ 1,800	$ 5,968,420	$ (1,254,553)	10,000	$ (13,299)	$ 4,702,368
Purchase of treasury stock	-	-	-	-	14,947	(27,339)	(27,339)
Net income	-	-	-	965,085	-	-	965,085	$ 965,085
Comprehensive income	-	-	-	-	-	-	-	$ 965,085
Balance, February 28, 2003	1,800,000	1,800	5,968,420	(289,468)	24,947	(40,638)	5,640,114
Net loss	-	-	-	(1,433,024)	-	-	(1,433,024)	$ (1,433,024)
Comprehensive loss	-	-	-	-	-	-	-	$ (1,433,024)
Balance, February 29, 2004	1,800,000	1,800	5,968,420	(1,722,492)	24,947	(40,638)	4,207,090
Net loss	-	-	-	(2,491,903)	-	-	(2,491,903)	$ (2,491,903)
Comprehensive loss	-	-	-	-	-	-	-	$ (2,491,903)
Balance, February 28, 2005	1,800,000	$ 1,800	$ 5,968,420	$ (4,214,395)	24,947	$ (40,638)	$ 1,715,187

See accompanying notes.

MFC Development Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	February 28,	February 29,	February 28,
	2005	2004	2003
Cash flows from operating activities
Net (loss) income	$ (2,491,903)	$ (1,433,024)	$ 965,085
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,296	4,265	4,735
Gain on sale of real estate held for development or sale	(275,399)	(17,741)	-
Gain on sale of real estate sold in prior year	-	-	(850,000)
Deferred interest income	(16,773)	-	-
Loss (gain) on adjustments of amounts due to co-investors	142,721	(274,647)	-
Provision for bad debts from discontinued operations	453,680	538,569	14,722
Impairment of assets from discontinued operations	270,728	229,285	-
Loss from disposal of assets from discontinued operations	218,447	-	-
Deferred tax benefit	-	-	(90,000)
Changes in operating assets and liabilities:
Collections from sale of real estate held for development or sale	709,532	200,000	-
Additions to real estate held for development or sale	(141,205)	(70,375)	(132,031)
Prepaid expenses, miscellaneous receivables and other assets	21,967	(12,472)	(16,987)
Net assets of discontinued operations	1,113,907	422,047	(1,246,559)
Accounts payable, accrued expenses and taxes	207,967	31,822	110,805
Other liabilities	(6,000)	(22,500)	(16,500)
Net cash provided by (used in) operating activities	211,965	(404,771)	(1,256,730)

Cash flows from investing activities
Capital expenditures and intangible assets	(8,345)	-	(2,710)
Principal payments on notes receivable, related party	-	-	29,060
Net cash (used in) provided by investing activities	(8,345)	-	26,350

Cash flows from financing activities
Proceeds of notes payable, including amounts from related parties of
$-0- in 2005, $25,000 in 2004 and $50,000 in 2003	275,000	400,000	672,500
Principal payments on notes payable, including amounts paid to related
parties of $25,000 in 2005, $-0- in 2004 and $-0- in 2003	(275,000)	(228,047)	-
Purchase of treasury stock	-	-	(27,339)
Net cash provided by financing activities	-	171,953	645,161

Net increase (decrease) increase in cash and cash equivalents	203,620	(232,818)	(585,219)
Cash and cash equivalents, beginning of year	12,992	245,810	831,029

Cash and cash equivalents, end of year	$ 216,612	$ 12,992	$ 245,810

Additional cash flow information
Interest paid	$ 95,408	$ 90,592	$ 35,179
Income taxes paid	$ 4,915	$ 6,611	$ 13,058

Non-cash investing and financing activities
Disbursement of construction loan	$ -	$ 72,500	$ 145,000
Proceeds from sale of real estate held for development or sale
used to pay-off construction loan	$ 111,953	$ -	$ -
Mortgage and note receivable from purchaser of real estate sold	$ 731,154	$ -	$ -

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company incurred net losses of approximately $2,492,000 and $1,433,000 during the years ended February 28, 2005 and February 29, 2004, respectively, principally from discontinued operations.  This factor raises substantial doubt about the Company's ability to continue as a going concern.

Management is making efforts to sell its real estate held for development or sale in the normal course of business and significantly reduce operating expenses.  In addition, the Company is seeking to raise equity capital and is considering business combinations with other entities. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

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

The real estate business is conducted by the Company through various subsidiaries. It holds a mortgage on a real estate parcel and owns real estate in Hunter, New York, which is currently held for development or sale. The Company also holds a mortgage on a real estate parcel in Connecticut.

In addition to the two operating divisions of the Company, a division, Capco, was formed during 2000. Capco, which had never conducted the business for which it was formed, was discontinued on February 4, 2004.

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

Receivables

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

Depreciation and Amortization

Depreciation of property and equipment is provided by application of the straight-line method over estimated useful lives as follows:

Furniture and fixtures	7 years
Computer, software, office and medical equipment	3-5 years

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

Earnings per Share

Earnings per common share for each of the three years ended February 28, 2005, is calculated by dividing net income by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

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

All note receivables are from the sale of real estate in New York and Connecticut.

Advertising Costs

The Company expenses the cost of advertising as incurred. For the years ended February 28, 2005, February 29, 2004 and February 28, 2003, advertising expense totaled approximately $-0-, $1,000, and $4,000.

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
Effects of New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement, as amended by the SEC, are effective as of the beginning of the first fiscal year that begins after June 15, 2005.  The adoption of SFAS No.123(R) is not expected to have a material impact on the Company's financial position or results of operations.
On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets.  Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No.153 is not expected to have a material impact on the Company's financial position or result of operations.

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	February 28,	February 29,
	2005	2004
Current portion:
Hunter, New York (Real Estate Developer)	$ 900,000	$ -
Valuation allowance	(125,000)	-
Deferred interest	(27,073)
	747,927	-
Non-current portion:
Granby, Connecticut (Real Estate Operator) - Related Party	946,732	946,732
Total	$ 1,694,659	$ 946,732

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

Granby, Connecticut (Related Party) - This mortgage calls for monthly payments of interest only at the rate of 7% per annum through March 1, 2006. Beginning on April 1, 2006, payments will include principal and interest at the rate of 9% per annum. The Granby note receivable is being used as collateral for certain debt. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Granby property. The owner of the property is a limited liability company, 24% owned by Lester Tanner's daughter. Lester Tanner is a shareholder, director and president of the Company. For the years ended February 28, 2005, February 29, 2004 and February 28, 2003, interest income from this note was approximately $66,000, $66,000 and $84,000.

Both mortgages are collateralized by the underlying real estate and mature as follows:

Year ending February 28,
2006	$ 747,927
2007	31,549
2008	37,508
2009	41,026
2010	44,875
Thereafter	791,774
$ 1,694,659
Real Estate Held for Development or Sale

The Hunter property that the Company owns is adjacent to an existing condominium development located at the base of Hunter Mountain in Greene County, New York. The Company's property includes approximately 65 acres of undeveloped land, a clubhouse with a recreational facility, and a sewage treatment plant that serves the condominium development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. This property is being used as collateral for a line of credit.

The Hunter property consists of the following:

	February 28,	February 29,
	2005	2004
65 acres of undeveloped land	$ 600,000	$ 600,000
Clubhouse	300,000	300,000
10 acre hotel site to be developed	-	299,876
Townhouse units	-	416,098
	900,000	1,615,974
Less due to co-investors	(413,730)	(281,590)
	$ 486,270	$ 1,334,384

Waste Water Treatment Plant

Highlands Pollution Control Corp. (HPCC), a subsidiary of the Company, owns a wastewater treatment facility at the Hunter property, which is located in the New York City ("NYC") watershed area. NYC has modified the environmental regulations for the watershed area to ensure clean drinking water is available to its residents. NYC entered into an agreement with HPCC to bring the facility in compliance with the new regulations. Under the terms of the agreement, NYC has agreed to reimburse HPCC for all costs incurred with the upgrade of the facility and a portion of the additional costs incurred to operate the upgraded facility. During the years ended February 28, 2005, February 29, 2004 and February 28, 2003, HPCC has incurred costs and has been reimbursed by NYC for amounts approximating $118,000, $394,000 and $1,448,000. The costs and reimbursements have been netted in the accompanying balance sheet.

Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of a mortgage note receivable, are recorded as liabilities. Amounts due to co-investors on property that has previously been sold and the related mortgage receivable is summarized as follows:

	February 28, 2005		February 29, 2004
	Due	Mortgage	Due	Mortgage
	to	Note	to	Note
Property Location	Co-investor	Receivable	Co-investor	Receivable

Hunter, New York (current liability)	$ 420,061	$ 738,373	$ -	$ -
Granby, Connecticut (long-term liability)	156,708	946,732	147,763	946,732
	$ 576,769	$ 1,685,105	$ 147,763	$ 946,732
Sale of Real Estate, Hunter, New York

In October 2002, the Company commenced construction at its Hunter, New York property of the renovation of a vacant office building into three townhouse units. A construction loan in the amount of $290,000 was obtained, which was secured by the Hunter property. One of the completed units was sold in February 2004 for $200,000, of which $170,000 of the proceeds was used to reduce the construction loan. The two remaining units were sold during the quarter ended August 31, 2004, for a total sales price of $502,000. The Company realized a net gain of $13,000 from the sale of these three townhouses, which included a loss of $5,000 during the year ended February 28, 2005 and a gain of $18,000 during the year ended February 29, 2004. The $106,000 balance of the construction loan was repaid on June 25, 2004 from the proceeds of the second unit. The Company capitalized interest and loan acquisition costs during the construction period. Capitalized interest and loan acquisition costs for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, was $3,000, $16,000 and $9,000.

The sale of the ten acre hotel site on September 23, 2004, as described above in mortgages and notes receivable, resulted in a gain of $280,000.

The sale of real estate is summarized as follows:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003

Gross sale of hotel site	$ 1,250,000	$ -	$ -
Valuation allowance	(125,000)	-	-
Deferred interest	(43,846)	-	-
Net sale of hotel site	1,081,154	-	-
Sale of townhouses	502,000	200,000	-

Total sale of real estate	$ 1,583,154	$ 200,000	$ -

Other Real Estate Revenue

Other real estate revenue includes the following:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003

Net gain on adjustments of amounts due to co-investors	$ -	$ 249,647	$ -
Gain on sale of real estate sold in prior year - Granby, Connecticut (Related Party)	-	-	850,000

Total other real estate revenue	$ -	$ 249,647	$ -

Adjustments of Amounts Due to Co-investors - The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon payment in full of the Granby mortgage note, co-investors will share in the positive cash flow from the collections of the note, after deducting costs and expenses of carrying and developing the related property. During the year ended February 29, 2004, the Company paid $25,000 in settlement of a dispute with a prior co-investor and the Company reevaluated balances owed to the current co-investors as a result of the current development at the Hunter property. Accordingly, amounts payable to all co-investors were adjusted, resulting in a (i) net gain for the year ended February 29, 2004 of $275,000, which was included in other real estate revenue, and a (ii) net loss for the year ended February 28, 2005 of $143,000 which was included in costs and expenses from real estate.

Sale of Real Estate, Granby, Connecticut (Related Party) - The Company had sold an office building in East Granby, Connecticut during fiscal 1996 and leased back a portion of the space, which was then subleased to a third party through August 31, 2002. The Company remained obligated on its leaseback for a 42 month period from September 1, 2002 through February 28, 2006 (the Vacancy Period) for monthly rentals of $31,062. As a result, $850,000 of the gain recorded on the sale in 1996, representing the present value of the monthly rental for 42 months, was deferred. In fiscal 1998, Northwest Management Corp. ("NWM"), a shareholder of the Company signed an agreement to indemnify the Company for any payments made during the Vacancy Period in consideration for keeping any rentals from a new sublease which might be obtained during the Vacancy Period in excess of $31,062 per month. The president of NWM, Lester Tanner, also a shareholder, director and president of the Company, has the power to vote NWM shares, which are owned by his two children. From September 1, 2002 through January 31, 2003 the Company paid the monthly rentals for the vacant space of $31,062, all of which were reimbursed to the Company by NWM pursuant to its indemnity agreement.

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

Real Estate Costs and Expenses

Real estate costs and expenses consist of the following:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003

Cost of real estate sold	$ 1,307,755	$ 182,258	$ -
Net loss on adjustment to co-investors	142,721	-	-
Other real estate costs and expenses	266,359	204,317	204,280

Total real estate costs and expenses	$ 1,716,835	$ 386,575	$ 204,280

5. Property and Equipment

Property and equipment consists of the following:

	February 28,	February 29,
	2005	2004

Leasehold improvements	$ 2,194	$ 2,194
Computer equipment & software	21,006	21,006
Other equipment and furniture	26,510	18,165
	49,710	41,365
Less accumulated depreciation and amortization	37,790	33,494
Property and equipment, net	$ 11,920	$ 7,871

For the years ended February 28, 2005, February 29, 2004 and February 28, 2003, depreciation expense was $4,296, $4,265 and $4,735.

6. Notes Payable

Notes payable include the following:

	February 28,	February 29,
	2005	2004

Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
Bank loan	-	111,953
	950,000	1,061,953
Less current maturities	950,000	972,956
Long-term debt	$ -	$ 88,997

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at February 28, 2005. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 28, 2005 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to five of the bondholders. One other director-shareholder holds a $25,000 bond, and is related to one other bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at February 28, 2005, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to one of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of February 28, 2005 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by the mortgage note receivable on the property located in Granby, Connecticut.

Interest expense on related party borrowings for the years ended February 28, 2005, February 29, 2004 February 28, 2003 was $5,063, $5,250 and $661.

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

Aggregate maturities of the amount of notes payable at February 28, 2005 is as follows:

Year ending February 28,

2006	$ 950,000
Total	$ 950,000

7. Treasury Stock

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

8.  Commitments and Contingencies

 Minimum Operating Lease Commitments

In April 2000, MFC signed a lease extension for its executive offices under a seven year lease expiring on February 28, 2007.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending February 28,
2006	78,200
2007	78,000
$ 156,200

For the years ended February 28, 2005, February 29 2004 and February 28, 2003,  rent expense totaled approximately $83,000 for each year.

Other Commitments and Contingencies

As stated in Note 4, the net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. The Company has periodically provided to the co-investors an accounting for their 35% interest. The sale of the ten acre parcel in Hunter, New York that was made on September 23, 2004, reported herein, was the subject of the Company's current accounting to the co-investors as of February 28, 2005, the close of the Company's most recent fiscal year. On November 16, 2004, prior to the receipt of the most recent accounting, the co-investors of the Hunter property commenced a lawsuit against the Company in Westchester County, New York, in connection with their interests in the Hunter property.

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

Discovery requested by the Company has been deferred at the request of  the co-investors' counsel, who has informed the Company's counsel that the co-investors wish to receive the details of the sale of the real property and the Company's accounting for their 35% interest after which if acceptable, by the co-investors, their lawsuit will be discontinued. The Company has provided that accounting and is waiting for a response.

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

9. Stock Options

Each non-employee director who owns less than 5% of the Company's stock is annually granted a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. As of February 28, 2005, five current and former directors had been issued options totaling 18,000 shares, expiring through July 15, 2009, at option prices ranging from $1.00 to $2.00 per share.

10. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003
Current:
Federal	$ -	$ -	$ -
State	3,795	6,378	14,162
Total current	3,795	6,378	14,162

Deferred:
Federal	-	-	(77,000)
State	-	-	(13,000)
Total deferred	-	-	(90,000)

Total	$ 3,795	$ 6,378	$ (75,838)

After the spin-off from FRM on January 23, 2001, MFC and its subsidiaries filed consolidated Federal tax returns. MFC and its subsidiaries file individual state tax returns. The gain on sale of real estate, resulting from the recognition of deferred income from the sale of the Granby, Ct property in fiscal 2003 was included in taxable income of the Company's former parent in the year that the property were sold.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $7,456,000. These losses will be available for future years, expiring through February 28, 2024. During fiscal 2003, the Company utilized $32,000 of its Federal NOL carryforwards. The Company, however, has taken a 96% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

Significant components of deferred tax assets (liabilities) were as follows:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003
Tax loss carryforwards	$ 2,535,061	$ 1,811,387	$ 1,560,591
Receivables	457,336	269,669	89,857
Mortgage and note receivable	53,837	50,239	-
Real estate held for development or sale	(92)	(45,019)	98,600
Investment in unconsolidated subsidiaries	31,246	18,343	-
Other assets	-	52,374	-
	3,077,388	2,156,993	1,749,048
Less valuation allowance	(2,987,388)	(2,066,993)	(1,659,048)
Deferred tax assets	$ 90,000	$ 90,000	$ 90,000

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Statutory federal income tax
expense rate	(34.0)	(34.0)	34.0
Recognition of previously taxed
deferred income	-	-	(34.0)
Utilization of NOL carryforwards - deferred	-	-	(19.5)
Valuation allowance against
NOL carryforwards	34.0	34.0	-
State taxes, less federal
tax effect	1.0	2.6	3.1
	1.0	2.6	(16.4)

11. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for each of the three years ended February 28, 2005 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at February 28, 2005 and February 29, 2004.

The Company recorded impairment loss of (i) $229,000, for the year ended February 29, 2004 and (ii) an additional impairment loss of $271,000 during the year ended February 28, 2005, in connection with the write-down of the assets that were to be disposed of. During the year ended February 28, 2005, the Company recorded a loss of $218,000 on the disposal of the assets from its medical management service business. Due to operating losses, there was no income tax benefit from the write-down and disposal of these assets. In addition, the Capco division, which was formed during 2000 and had never conducted the business for which it was formed, was discontinued on February 4, 2004. The results of operations of the Capco division were immaterial and have been combined with the results of operations of the medical financing segment.

Revenue Recognition

Purchase and Collection of Medical Insurance Claims Receivables

As part of the discontinued operations of the Company, Medical Financial Corp., a wholly owned subsidiary of the Company, purchased insurance claims receivable from medical practices and provided collection services to those practices. The Company charged a fee (purchase discount) upon the purchase of those receivables, which compensated the Company for the advance payment that it paid to the client and for the collection services rendered to collect the receivables. The Company also charged additional fees for other services, such as a percentage of collections when the receivables needed to be litigated as the insurance companies improperly delayed payment or denied claims. The insurance companies also paid interest on late payments, and reimbursements for litigation filing fees and attorney's fees on cases that they lost. The Company also charged its clients interest if the advance payment and purchase discount ("Funding Balance") on purchased receivables are not collected or offset in full after the contractual collection period, usually 180 days.

Purchase Discount. The purchase discount was deferred and recognized over the contractual collection period in proportion to the costs of collection. The deferred income was netted against finance receivables. The Company was not entitled to interest on unpaid Funding Balances within the contractual collection period.

Other Collection Fees. Through August 24, 2004, the Company charged some of its clients an additional collection fee on the proceeds from collections on cases that required a legal action to receive payment. No revenue was recorded on unresolved cases, which represented a gain contingency. Revenue was recorded when the proceeds from collections were received by the Company.

Interest Income. Interest was charged to certain clients at a predetermined rate on Funding Balances that have not been fully collected after the contractual collection period. Interest income was recorded monthly based on the unpaid Funding Balance from the prior month. Interest income from insurance companies is only recorded when cases are won by the Company. No revenue is recorded on unresolved cases, which represent a gain contingency. Interest income from insurance companies is recorded when the amount is determinable, which is the earlier of notification that a case was lost by the insurance companies or when the interest payment is paid if there is no advance notification.

Reimbursed Expenses. Through August 24, 2004, the Company was reimbursed by insurance companies for statutory legal fees and is still being reimbursed for the cost of filing on cases when the insurance companies have lost legal actions. The Company was reimbursed by its clients for the costs of postage and lock box charges that were incurred on the clients' behalf. Income from reimbursed expenses from insurance companies is recorded when the amount is determinable. Income from reimbursed expenses from clients was recorded when the amounts were known and when management estimates that the amounts were collectible.

Medical Management Service Fees

Three subsidiaries provided additional management services to certain medical practices. Management fees were billed to these medical practices monthly in amounts that are relative to the expenses and services provided by the Company for that month. The accrual method of accounting was used to record all management service fees.

Finance and Management Fee Receivables

The Company purchased the net collectible value of medical insurance claims on a limited recourse basis. Net collectible value is the amount that the insurance companies will pay based on established fee schedules used by insurance companies. The net collectible value is often less than the face value of the claim due to the difference in billing rates between the established fee schedules and what the medical practice ordinarily would bill for a particular procedure. The Company is only responsible to collect the fee scheduled amount. If any amounts are collected in excess of the purchased amount and the Company's fee, that amount will be applied to the client's Funding Balance. Finance receivables are reported at their outstanding unpaid principal balances, reduced by any charge-off or valuation allowance and net of unearned revenues. The recourse basis is limited to the extent any receivables purchased by the Company are disputed. Such receivables are deemed to be invalid and were substituted or repaid at the end of the contractual period. The Company was still entitled to the collection of its fees from customers regardless of whether or not the underlying accounts receivable were collectible. Performance of these receivables are personally guaranteed by the owner of the practice and/or the principals of the related management companies.

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

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the years ended February 28, 2005 and February 29, 2004  was based on an increase in adverse arbitration decisions from the hearings that were decided during those periods. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed during the last two fiscal years. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated an additional program that it believes could increase the collections rate. Management had also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management continues to monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections. In addition, the Company has incurred actual bad debt losses when it determined that it was more cost effective to agree on a settlement for less than the full value of the receivables than to incur the additional collection costs.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of February 28, 2005, there were approximately $1,299,000 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company, including management fee receivables.

The write-offs and recoveries are a balance sheet item only, and do not affect the income statement. The income statement would only be affected if any part of the advance payment or fee was not collected in the 180 day period. For that situation, a reserve has been established. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Net finance receivable and management fees receivable consist of the following:

	February 28,	February 29,
	2005	2004

Gross finance receivables	$ 1,408,781	$ 2,783,846
Allowance for credit losses	(624,889)	(455,432)
Deferred finance income	(57,226)	(101,290)
	726,666	2,227,124
Due to finance customers	(360,620)	(774,076)
Net finance receivables	$ 366,046	$ 1,453,048

Gross management fee receivables	$ 2,490,283	$ 2,575,995
Allowance for billing adjustments & bad debts	(1,683,534)	(1,418,871)
Net management fee receivables	$ 806,749	$ 1,157,124

Due to finance customers represents the amount of the unpaid receivables less the advance payment and fee that the Company charges. The Company is liable for this amount only if (i) it is collected or (ii) an insurance carrier suffers a financial inability to pay.

If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

These receivables are collateral for a line of credit.

Summarized financial information of the medical financing segment as discontinued operations for each of the three years ended February 28, 2005 follows:

	Year ended	Year ended	Year ended
	February 28,	February 29,	February 28,
	2005	2004	2003

Revenue:
Income from the purchase and collections
of medical receivables	$ 114,642	$ 1,194,985	$ 1,686,558
Medical management service fees	47,663	1,353,749	2,282,677
Reimbursed expenses	60,326	247,997	254,250
Total revenue	222,631	2,796,731	4,223,485

Costs and expenses:
Medical receivables	1,024,287	1,762,737	1,719,569
Medical management services	211,736	1,198,223	1,901,865
Bad debt	453,680	538,569	14,722
Impairment loss	270,728	229,285	-
Loss on disposal of assets	218,447	-	-
Depreciation and amortization	160,037	230,477	153,575
Total costs and expenses	2,338,915	3,959,291	3,789,731

(Loss) income from operations	(2,116,284)	(1,162,560)	433,754
Other expense	(5,196)	(19,539)	(5,505)
(Loss) income before income taxes	(2,121,480)	(1,182,099)	428,249
Income taxes	1,241	664	(38)

(Loss) income from discontinued operations, net of taxes	$ (2,122,721)	$ (1,182,763)	$ 428,287

The components of assets and liabilities of discontinued operations are as follows:

	February 28,	February 29,
	2005	2004

Finance receivables, net	$ 366,046	$ 1,453,048
Management fee receivables, net	806,749	1,157,124
Other current assets	35,929	41,611
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	35,598	603,502
Loan receivable	-	83,137
Investment in unconsolidated subsidiaries	10,000	50,000
Other assets	9,480	82,371
Total assets	$ 1,263,802	$ 3,470,793

Accounts payable and accrued expenses	$ 155,118	$ 238,797
Current portion of notes payable	8,687	75,237
Total liabilities	$ 163,805	$ 314,034

12. Subsequent Events

On May 10, 2005, Yolo Equities Corp. sold all the outstanding shares of its subsidiary, Highlands Pollution Control Corp. for $75,000, subject to a recorded agreement by which it has the right to obtain a share of the increased capacity of the waste water treatment plant for the development of its remaining 65 acres of undeveloped land in Hunter, NY by participating in the financing of the expansion for which State permits already exist. The Company will record a gain of approximately $ 92,000 on the sale of Highlands Pollution Control Corp.

On May 17, 2005, Yolo Equities Corp. completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. Since the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. The deferred gain on the sale of this property is approximately $20,000.

On May 19, 2005, the Company exchanged its $946,732 second mortgage on the office building in East Granby, Connecticut owned by Gateway Granby, LLC ("Gateway") for a $1,000,000 equity investment in Gateway, constituting 49% of the equity ownership of Gateway. The Company sold the office building to Gateway in 1996 for $4,800,000, of which $3,853,268 has been paid and $946,732 is the purchase money second mortgage maturing on March 8, 2017. The total equity investment in Gateway after the exchange is $2,050,000, of which $265,000 is owned by Shari Stack, the daughter of Lester Tanner (a shareholder, director and president of the Company), and $785,000 is owned by unrelated parties. Gateway owns the office building subject to a non-recourse first mortgage held by Banknorth, N.A. in the amount of $2,200,000.

13. Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

	Quarter

	First	Second	Third	Fourth	Total
Year ended February 28, 2005
Total revenue	$ 42,463	$ 544,614	$ 1,131,234	$ 58,566	$ 1,776,877

Income (loss) from continuing operations	(146,119)	(227,361)	123,943	(119,645)	(369,182)
Income (loss) from discontinued operations	(408,298)	(773,759)	(293,261)	(647,403)	(2,122,721)
Net income (loss)	$ (554,417)	$ (1,001,120)	$ (169,318)	$ (767,048)	$ (2,491,903)

Earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.08)	$ (0.13)	$ 0.07	$ (0.07)	$ (0.21)
Income (loss) from discontinued operations	(0.23)	(0.43)	(0.17)	(0.36)	(1.19)
Basic and diluted income (loss) per common share	$ (0.31)	$ (0.56)	$ (0.10)	$ (0.43)	$ (1.40)

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,775,053	1,775,053	1,775,053	1,775,053	1,775,053

Year ended February 29, 2004
Total revenue	$ 216,941	$ 42,370	$ 42,545	$ 317,258	$ 619,114

Income (loss) from continuing operations	52,037	(123,337)	(143,845)	(35,116)	(250,261)
Income (loss) from discontinued operations	25,308	48,469	(675,046)	(581,494)	(1,182,763)
Net income (loss)	$ 77,345	$ (74,868)	$ (818,891)	$ (616,610)	$ (1,433,024)

Earnings (loss) per common share:
Income (loss) from continuing operations	$ 0.03	$ (0.07)	$ (0.08)	$ (0.02)	$ (0.14)
Income (loss) from discontinued operations	0.01	0.03	(0.38)	(0.33)	(0.67)
Basic and diluted income (loss) per common share	$ 0.04	$ (0.04)	$ (0.46)	$ (0.35)	$ (0.81)

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,775,053	1,775,053	1,775,053	1,775,053	1,775,053

Year ended February 28, 2003
Total revenue	$ 47,641	$ 47,275	$ 40,252	$ 901,794	$ 1,036,962

Income (loss) from continuing operations	(89,248)	(110,504)	(85,696)	822,246	536,798
Income (loss) from discontinued operations	121,115	139,087	105,700	62,385	428,287
Net income (loss)	$ 31,867	$ 28,583	$ 20,004	$ 884,631	$ 965,085

Earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.05)	$ (0.06)	$ (0.05)	$ 0.46	$ 0.30
Income (loss) from discontinued operations	0.07	0.07	0.06	0.04	0.24
Basic and diluted income (loss) per common share	$ 0.02	$ 0.01	$ 0.01	$ 0.50	$ 0.54

Number of shares used in computation
of basic and diluted earnings (loss) per share	1,790,000	1,790,000	1,789,665	1,779,590	1,787,350

MFC Development Corp. and Subsidiaries

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Year ended February 28, 2005

Column A	Column B	Column C		Column D	Column E

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	(Deductions)	Period

February 28, 2005
Allowance for credit losses- finance receivables	$ 793,143	$ 351,964	$ -	$ -	$ 1,145,107
Allowance for billing adjustments and
bad debts - Management fee receivables	$ 1,418,871	$ 182,507	$ 82,156	$ -	$ 1,683,534

Valuation allowance -
Deferred tax asset	$ 2,066,993	$ -	$ 920,395	$ -	$ 2,987,388
Mortgage receivable	$ -	$ -	$ 125,000	$ -	$ 125,000

February 29, 2004
Allowance for credit losses	$ 264,285	$ 528,858	$ -	$ -	$ 793,143
Allowance for billing adjustments and
bad debts - Management fee receivables	$ 623,856	$ 347,422	$ 447,593	$ -	$ 1,418,871

Valuation allowance -
Deferred tax asset	$ 1,659,048	$ -	$ 407,945	$ -	$ 2,066,993
Mortgage receivable	$ -	$ -	$ -	$ -	$ -

February 28, 2003
Allowance for credit losses	$ 252,535	$ 11,750	$ -	$ -	$ 264,285
Allowance for billing adjustments and
bad debts - Management fee receivables	$ 318,817	$ -	$ 305,039	$ -	$ 623,856

Valuation allowance -
Deferred tax asset	$ 1,403,337	$ -	$ 345,711	$ (90,000)	$ 1,659,048
Mortgage receivable	$ -	$ -	$ -	$ -	$ -

Allowance for Credit Losses and Bad Debts: A periodic evaluation of the allowance for credit losses and bad debts on finance receivables and management fee receivables is based on the Company's past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry and current economic conditions. When the Company estimates that it may be probable that a specific customer account may be uncollectible, that balance is included in the allowance calculation.

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

Schedule III - Real Estate and Accumulated Depreciation

Year ended February 28, 2005

Column A	Column B	Column C		Column D		Column E			Column F

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at Close of Period

Accumu-
			Buildings				Buildings		lated
	Encum-		& Improve-	Improve-	Carrying		& Improve-		Depre-
Description	brances	Land	ments	ments	Cost	Land	ments	Total	ciation

Partial investment
in condominium
development,
Hunter, NY	$ -	$ 600,000	$ 300,000	$ -	$ -	$ 162,090	$ 324,180	$ 486,270	$ -

Total	$ -	$ 600,000	$ 300,000	$ -	$ -	$ 162,090	$ 324,180	$ 486,270	$ -

	Column G	Column H	Column I
Line
where
	Date of		Depre-
	Constr-	Date	ciation
Columns	uction	Acquired	Computed
continued
from above	-	02/29/96	N/A

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

	February 28, 2005		February 29, 2004		February 28, 2003

Balance at beginning of period		$ 1,334,384		$ 951,358		$ 625,713
Additions during period
Other acquisitions			422,410		-
Improvements, etc.	514,766		142,875		325,645
Capitalized carrying costs	46,500	561,266	-	565,285	-	325,645
		1,895,650		1,516,643		951,358
Deductions during period
Cost of real estate sold	1,277,240		182,259		-
Other reductions	132,140		-		-
		1,409,380		182,259		-
Balance at close of period		$ 486,270		$ 1,334,384		$ 951,358

Federal income tax basis		$ 486,000		$ 1,201,974		$ 1,231,358

Schedule IV - Mortgage Loans on Real Estate

Year ended February 28, 2005

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H

							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Monthly	Prior	Amount of	Amount of	Principal
Description	Rate	Date	Payment	Liens	Mortgages	Mortgages	or Interest

Second mortgage
Office building,
Granby, CT		03/08/17		$2,298,421	$ 946,732	$ 946,732	$ -
through 3/1/06	7%		$ 5,523
4/1/06-3/8/17	9%		$ 9,863

First mortgage
Land,
Hunter, NY	0%	11/10/05	$ -	$ -	$ 900,000	$ 747,927	$ -
	(Imputed at 5%)

					$ 1,846,732	$1,694,659	$ -

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

	February 28, 2005		February 29, 2004		February 28, 2003

Balance at beginning of period		$ 946,732		$ 946,732		$ 975,792
Additions during period
New mortgage loans	900,000		-		-
		900,000		-		-
		1,846,732		946,732		975,792
Deductions during period
Collection of principal	-		-		29,060
Valuation allowance	125,000		-		-
Deferred interest	27,073
		152,073		-		29,060
Balance at close of period		$ 1,694,659		$ 946,732		$ 946,732

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2005.

MFC DEVELOPMENT CORP.

/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 26, 2005.

/s/ LESTER TANNER
Lester Tanner President and Director (Principal Executive Officer)

/s/ STEVEN KEVORKIAN
Steven Kevorkian Director

/s/ VICTOR BRODSKY
Victor Brodsky Director

/s/ ANDERS STERNER
Anders Sterner Director

/s/ JAY HIRSCHSON
Jay Hirschson Director

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of MFC Development Corp. (the "Company") that the Annual Report of the Company on Form 10-K for the period ended February 28, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

May 26, 2005

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

May 26, 2005	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

May 26, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of MFC Development Corporation (the "Company") on Form 10-K for the period ended February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 26, 2005	May 26, 2005
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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