Form 10-Q
period 2005-05-31
MFC DEVELOPMENT CORP
filed 2005-07-15
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on July 14, 2005, 1,800,000 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 204,684	$ 216,612
Mortgage and note receivable	757,694	747,927
Other current assets	1,180	18,293
Assets of discontinued operations	875,674	1,263,802
Total current assets	1,839,232	2,246,634

Property and equipment:
Property and equipment, at cost	28,781	49,710
Less accumulated depreciation and amortization	26,249	37,790
	2,532	11,920

Other assets:
Real estate held for development or sale	164,226	486,270
Mortgage and note receivable - including $-0- and $946,732 receivable from
a related party at May 31, 2005 and February 28, 2005	320,000	946,732
Investment in unconsolidated subsidiary	950,232	-
Deferred tax asset, net	90,000	90,000
Total other assets	1,524,458	1,523,002

Total assets	$ 3,366,222	$ 3,781,556

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2005	2005
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 365,718	$ 372,115
Current portion of notes payable, including amounts payable to related
parties of $75,000 at May 31, 2005 and $50,000 at February 28, 2005	950,000	950,000
Income taxes payable	-	2,044
Due to co-investor	420,061	420,061
Liabilities of discontinued operations	130,941	163,805
Total current liabilities	1,866,720	1,908,025

Other liabilities:
Due to co-investors	161,359	158,344
Deferred income	20,000	-
Total other liabilities	181,359	158,344

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares		-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 1,800,000 shares	1,800	1,800
Capital in excess of par value	5,968,420	5,968,420
Accumulated deficit	(4,611,439)	(4,214,395)
	1,358,781	1,755,825
Less treasury stock, at cost - 24,947 shares	(40,638)	(40,638)
Total stockholders' equity	1,318,143	1,715,187

Total liabilities and stockholders' equity	$ 3,366,222	$ 3,781,556

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	May 31,
	2005	2004
Revenues
Rental income	$ 25,268	$ 25,897
Interest from mortgages	24,312	16,566
Total revenues	49,580	42,463

Costs and expenses
Real estate	85,903	61,788
Corporate expenses	96,226	101,388
Depreciation and amortization	622	866
Total costs and expenses	182,751	164,042

(Loss) from operations	(133,171)	(121,579)

Other Income (expense):
Gain on sale of subsidiary	93,830	-
Interest expense	(20,824)	(22,114)
	73,006	(22,114)

(Loss) from continuing operations before
provision for income taxes	(60,165)	(143,693)
Provision for income taxes	936	2,426
(Loss) from continuing operations	(61,101)	(146,119)

(Loss) from discontinued operations, net of taxes:
(Loss) from discontinued operations	(151,037)	(336,241)
Bad debt	(184,906)	(9,279)
Impairment loss	-	(62,778)
(Loss) from discontinued operations, net of taxes	(335,943)	(408,298)

Net (loss)	$ (397,044)	$ (554,417)

(Loss) per common share:
(Loss) from continuing operations	$ (0.03)	$ (0.08)
(Loss) from discontinued operations	(0.19)	(0.23)
Basic and diluted (loss) per common share	$ (0.22)	$ (0.31)

Number of shares used in computation of basic and
diluted earnings per share	1,775,053	1,775,053

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, February 28, 2005	1,800,000	$ 1,800	$ 5,968,420	$ (4,214,395)	24,947	$ (40,638)	$ 1,715,187
Net loss	-	-	-	(397,044)	-	-	(397,044)	$ (397,044)
Comprehensive loss	-	-	-	-	-	-	-	$ (397,044)
Balance, May 31, 2005	1,800,000	$ 1,800	$ 5,968,420	$ (4,611,439)	24,947	$ (40,638)	$ 1,318,143

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	May 31,	May 31,
	2005	2004
Cash flows from operating activities
Net loss	$ (397,044)	$ (554,417)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	622	866
Gain on sale of subsidiary	(93,830)	-
Income from unconsolidated subsidiary	(3,500)	-
Deferred interest income	(9,767)	-
Loss on adjustments of amounts due to co-investors	25,059	-
Provision for bad debts from discontinued operations	184,906	9,279
Impairment of assets from discontinued operations	-	62,778
Changes in operating assets and liabilities:
Additions to real estate held for development or sale	-	(7,206)
Prepaid expenses, miscellaneous receivables and other assets	17,113	(19,779)
Net assets of disposed subsidiary	27,596	-
Net assets of discontinued operations	170,358	457,695
Accounts payable, accrued expenses and taxes	(8,441)	58,528
Other liabilities	-	(6,000)
Net cash (used in) provided by operating activities	(86,928)	1,744

Cash flows from investing activities
Proceeds from sale of subsidiary	75,000	-
Net cash provided by investing activities	75,000	-

Cash flows from financing activities
Proceeds of notes payable	-	150,000
Principal payments on notes payable	-	(155,606)
Net cash (used in) financing activities	-	(5,606)

Net (decrease) in cash and cash equivalents	(11,928)	(3,862)
Cash and cash equivalents, beginning of period	216,612	12,992

Cash and cash equivalents, end of period	$ 204,684	$ 9,130

Additional cash flow information
Interest paid	$ 24,527	$ 23,729
Income taxes paid	$ 3,267	$ 4,611

Non-cash investing and financing activities
Mortgage and note receivable from purchaser of real estate sold	$ 320,000	$ -
Exchange of mortgage note receivable for investment in real estate	$ 946,732	$ -

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of May 31, 2005; results of operations for the three months ended May 31, 2005 and 2004; cash flows for the three months ended May 31, 2005 and 2004; and changes in stockholders' equity for the three months ended May 31, 2005. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005. The consolidated balance sheet at February 28, 2005 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The real estate business is conducted by the Company through various subsidiaries. It holds a mortgage on two real estate parcels and owns real estate in Hunter, New York, which is currently held for development or sale. The Company also owns a 49% interest in a limited liability company that owns and operates an office building in East Granby, Connecticut.

In addition to the two operating divisions of the Company, a division, Capco, was formed during 2000. Capco, which had never conducted the business for which it was formed, was discontinued on February 4, 2004.

3. Property and Equipment

Property and equipment consists of the following:

	May 31,	February 28,
	2005	2005
	(Unaudited)
Leasehold improvements	$ 2,194	$ 2,194
Computer equipment & software	21,006	21,006
Other equipment and furniture	5,581	26,510
	28,781	49,710
Less accumulated depreciation and amortization	26,249	37,790
Property and equipment, net	$ 2,532	$ 11,920

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	May 31,	February 28,
	2005	2005
Current portion:	(Unaudited)
Hunter, New York (Real Estate Developer)	$ 900,000	$ 900,000
Valuation allowance	(125,000)	(125,000)
Deferred interest	(17,306)	(27,073)
Total current	757,694	747,927

Non-current portion:
Hunter, New York (Clubhouse)	320,000	-
Granby, Connecticut (Real Estate Operator) - Related Party	-	946,732
Total non-current	320,000	946,732

Total	$ 1,077,694	$ 1,694,659

Hunter, New York

Real Estate Operator - On September 23, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company has taken a valuation allowance on the note receivable for the full amount and has reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. Co-investors will share in the positive cash flow from the collections of this note, after deducting costs and expenses of carrying and developing the Hunter property.

Clubhouse - On May 17, 2005, Yolo Equities Corp. completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. Since the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. The deferred gain on the sale of this property is approximately $20,000.

Co-investors will share in the positive cash flow from the collections of both of the Hunter, New York notes, after deducting costs and expenses of carrying and developing all of the Hunter property.

Granby, Connecticut (Related Party)

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

All mortgages are collateralized by the underlying real estate and mature as follows:

Year ending February 28,
2006	$ 757,694
2007	2,052
2008	4,359
2009	4,721
2010	5,113
Thereafter	303,755
$ 1,077,694

As of May 31, 2005 and February 28, 2005, these mortgages and notes receivable were performing.

Real Estate Held for Development or Sale

The Hunter property that the Company owns is adjacent to an existing condominium development located at the base of Hunter Mountain in Greene County, New York. The Company's property currently includes approximately 65 acres of undeveloped land. In May 2005, the Company completed the sale of its clubhouse with a recreational facility, and the sewage treatment plant that serves the condominium development. This property was acquired through foreclosure and was written down to its fair market value. The net proceeds of any sales of this property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. This property is being used as collateral for Series B bonds.

The Hunter property consists of the following:

	May 31,	February 28,
	2005	2005
	(Unaudited)
65 acres of undeveloped land	$ 600,000	$ 600,000
Clubhouse	-	300,000
	600,000	900,000
Less due to co-investors	(435,774)	(413,730)
	$ 164,226	$ 486,270
Investment in Unconsolidated Subsidiary

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

Gateway's revenue and net income for the period from May 19, 2005 through May 31, 2005 is $23,909 and $7,143, respectively.

Due to Co-investors

Amounts payable to co-investors on property that has not yet been sold are included in real estate held for development or sale, as reductions to the asset. Amounts payable to co-investors on property that has previously been sold, and is subject to the final collection of the related real estate assets (mortgage or real property exchanged from a mortgage), are recorded as liabilities. Amounts due to co-investors on property that has previously been sold and the related real estate assets are summarized as follows:

	May 31, 2005		February 28, 2005
		Related		Related
	Due	Real	Due	Real
	to	Estate	to	Estate
Property Location	Co-investor	Asset	Co-investor	Asset
(Unaudited)

Hunter, New York (current liability)	$ 420,061	$ 757,694	$ 420,061	$ 747,927
Granby, Connecticut (long-term liability)	161,359	950,232	158,344	946,732
	$ 581,420	$ 1,707,926	$ 578,405	$ 1,694,659
Other Real Estate

Gain on Sale of Subsidiary

On May 10, 2005, Yolo Equities Corp. sold all the outstanding shares of its subsidiary, Highlands Pollution Control Corp. for $75,000, subject to a recorded agreement by which it has the right to obtain a share of the increased capacity of the waste water treatment plant for the development of its remaining 65 acres of undeveloped land in Hunter, NY by participating in the financing of the expansion for which State permits already exist. The Company recorded a gain of approximately $93,000 on the sale of Highlands Pollution Control Corp.

Real Estate Costs and Expenses

The Company's real estate assets currently include property held for development or sale in Hunter, New York, and two mortgages and notes receivable on property previously sold. The net proceeds of any sales of the Hunter, New York property will be allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. Upon liquidation in full of the Company's 49% ownership interest of Gateway Granby, LLC, co-investors will share in the positive cash flow from the proceeds of this investment, after deducting all related costs and expenses from the inception to liquidation of this investment. The Company reevaluated balances owed to the current co-investors as a result of current development and sales at the Hunter property and the change in the carrying value of its investment in Gateway Granby, LLC. Accordingly, amounts payable to all co-investors were adjusted, resulting in a net loss for the three months ended May 31, 2005 of $25,000 which was included in costs and expenses from real estate.

Real estate costs and expenses consist of the following:

	Three months ended
	May 31,
	2005	2004

Net loss on adjustment to co-investors	$ 25,059	$ -
Other real estate costs and expenses	60,844	61,788

Total real estate costs and expenses	$ 85,903	$ 61,788

5. Notes Payable

Notes payable include the following:

	May 31,	February 28,
	2005	2005
	(Unaudited)
Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
	950,000	950,000
Less current maturities	950,000	950,000
Long-term debt	$ -	$ -

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at May 31, 2005. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2005 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to five of the bondholders. One other director-shareholder holds two $25,000 bonds.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at May 31, 2005, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company. Another director, officer and shareholder of the Company is related to one of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of May 31, 2005 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by its 49% ownership interest Gateway Granby, LLC.

Interest expense on related party borrowings for the three months ended May 31, 2005 and 2004 was $1,688 and $1,689.

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

Aggregate maturities of the amount of notes payable at May 31, 2005 is as follows:

Year ending February 28,

2006	$ 950,000
Total	$ 950,000

6. Income Taxes

The provision for income taxes consists entirely of various state and local franchise taxes.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $7,456,000 as of February 28, 2005, the close of its last fiscal tax year. The Company's taxable loss for the three months ended May 31, 2005 is approximately $187,000. These losses will be available for future years, expiring through February 28, 2025. The Company has taken a 97% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available.

7. Commitments and Contingencies

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

8. Earnings per Share

Earnings (loss) per common share for each of the periods presented is calculated by dividing net income (loss) by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

9. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the three months ended May 31, 2005 and 2004 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at May 31, 2005 and February 28, 2005.

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

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the three months ended May 31, 2005, and the years ended February 28, 2005 and February 29, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided during those periods. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed during the last two fiscal years. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated an additional program that it believes could increase the collections rate. Management had also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management continues to monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections. In addition, the Company has incurred actual bad debt losses when it determined that it was more cost effective to agree on a settlement for less than the full value of the receivables than to incur the additional collection costs.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of May 31, 2005, there were approximately $1,000,000 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company, including management fee receivables.

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

Net finance receivable and management fees receivable consist of the following:

	May 31,	February 28,
	2005	2005
	(Unaudited)
Gross finance receivables	$ 1,346,443	$ 1,408,781
Allowance for credit losses	(624,889)	(624,889)
Deferred finance income	(57,226)	(57,226)
	664,328	726,666
Due to finance customers	(355,737)	(360,620)
Net finance receivables	$ 308,591	$ 366,046

Gross management fee receivables	$ 2,374,730	$ 2,490,283
Allowance for billing adjustments & bad debts	(1,879,018)	(1,683,534)
Net management fee receivables	$ 495,712	$ 806,749

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

These receivables are collateral for Series A bonds.

Summarized financial information of the medical financing segment as discontinued operations for the three months ended May 31, 2005 and 2004 follows:

	Three months ended
	May 31,
	2005	2004

Revenue:
Income from the purchase and collections
of medical receivables	$ 14,520	$ 73,559
Medical management service fees	-	44,452
Reimbursed expenses	3,821	31,351
Total revenue	18,341	149,362

Costs and expenses:
Medical receivables	142,703	334,590
Medical management services	21,414	91,590
Bad debt	184,906	9,279
Impairment loss	-	62,778
Depreciation and amortization	4,841	56,580
Total costs and expenses	353,864	554,817

(Loss) from operations	(335,523)	(405,455)
Other expense	(300)	(2,683)
(Loss) before income taxes	(335,823)	(408,138)
Income taxes	120	160

(Loss) from discontinued operations, net of taxes	$ (335,943)	$ (408,298)

The components of assets and liabilities of discontinued operations are as follows:

	May 31,	February 28,
	2005	2005
	(Unaudited)
Finance receivables, net	$ 308,591	$ 366,046
Management fee receivables, net	495,712	806,749
Other current assets	31,226	35,929
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	30,755	35,598
Investment in unconsolidated subsidiaries	-	10,000
Other assets	9,390	9,480
Total assets	$ 875,674	$ 1,263,802

Accounts payable and accrued expenses	$ 125,524	$ 155,118
Current portion of notes payable	5,417	8,687
Total liabilities	$ 130,941	$ 163,805

10. Proposed Transaction

On May 19, 2005, the Company entered into a non-binding Letter of Intent with Worldwide Excellence, Inc. ("WWE") to negotiate for the acquisition of 100% of WWE's outstanding capital stock in exchange for shares of common stock of the Company, after which the shareholders of WWE will have a majority ownership of the Company. In connection with that acquisition WWE and/or the Company will seek to raise $2,250,000 in a private placement offering of its securities.

WWE and its related affiliates are in the business of marketing and selling beauty, fitness and consumer products to consumers. WWE generally obtains exclusive worldwide license rights to market its products through a variety of mediums, such as the Internet, television, print and retail.

There is no assurance that the Registrant will successfully negotiate the acquisition or that WWE or the Company will complete the private placement, or, upon the completion of such transactions, that the Registrant will be successful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended May 31, 2005 and 2004. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2005.

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

The real estate segment consists of a parcel of real estate in Hunter, New York, held for future development or sale, and of mortgage notes receivable on properties that were previously sold. The Company also owns a 49% interest in a limited liability company that owns and operates an office building in East Granby, Connecticut. The properties, mortgage notes receivable and investment in Gateway Granby are subject to the interests of co-investors. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

Proposed Transaction

On May 19, 2005, the Company entered into a non-binding Letter of Intent with Worldwide Excellence, Inc. ("WWE") to negotiate for the acquisition of 100% of WWE's outstanding capital stock in exchange for shares of common stock of the Company, after which the shareholders of WWE will have a majority ownership of the Company. In connection with that acquisition WWE and/or the Company will seek to raise $2,250,000 in a private placement offering of its securities.

WWE and its related affiliates are in the business of marketing and selling beauty, fitness and consumer products to consumers.  WWE generally obtains exclusive worldwide license rights to market its products through a variety of mediums, such as the Internet, television, print and retail.

There is no assurance that the Registrant will successfully negotiate the acquisition or that WWE or the Company will complete the private placement or, upon the completion of such transactions, that the Registrant will be successful.

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

2005 Period Compared to the 2004 Period

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
			Change
	2005	2004	$	%
Revenues:
Rental income	$ 25	$ 26	$ (1)
Interest from mortgages	24	16	8
Total revenue	$ 49	$ 42	$ 7	17%

The Company's revenues from continuing operations for the three months ended May 31, 2005 ("2005") were $49,000, an increase of $7,000 or 17% as compared to the three months ended May 31, 2004 ("2004").

During the quarter ended November 30, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The net sales price was $1,081,000 (gross sales price of $1,250,000, less an allowance of  $125,000 and deferred interest of $44,000). The $8,000 increase in interest from mortgages during the three months ended in 2005 was a result of the mortgage on the property that was sold.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
			Change
	2005	2004	$	%
Costs and expenses:
Real estate	$ 86	$ 62	$ 24	39%
Corporate expenses	96	101	(5)	(5)%
Depreciation and amortization	1	1	-	-%
Total costs and expenses	$ 183	$ 164	$ 19	12%

Costs and expenses from continuing operations increased by $19,000, to $183,000 in 2005. The net increase in 2005 was primarily due to an additional cost of $25,000 in 2005 when amounts due to co-investors were adjusted to reflect the sales and cash flow in the current year.

The $5,000 decrease in corporate expenses in 2005 was attributable to a reduction in the amount of billed accounting fees.

The gain on sale of subsidiary in 2005 was a result of the Company's sale of all the outstanding shares of its subsidiary, Highlands Pollution Control Corp. for $75,000. The subsidiary was carried at a negative basis, with the sale resulting in a gain of $93,000.

Net interest expense in 2005 was $21,000, compared to $22,000 in 2004. Interest expense arises from the Company's obligations under its outstanding Series A and Series B bonds. While the proceeds of these bonds were used to finance the discontinued medical financing segment, the Company as guarantor remains obligated as to their repayment. As such, interest expense on these notes are classified as continuing operations.

Through February 28, 2005, the end of the last fiscal year, the Company had accumulated net operating losses ("NOLs") of $7,396,000.  The Company's taxable loss for the three months ended May 31, 2005 is approximately $187,000. These losses are available to be carried forward through February 28, 2025. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 97% valuation allowance of $2,509,000 against the deferred tax asset of $2,599,000 that these NOLs would generate. In addition, the Company has also taken a 100% valuation allowance of $614,000 against other timing differences.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Three months ended
	May 31,
			Change
	2005	2004	$	%
Revenues:
Income from the purchase and
collections of medical receivables	$ 18	$ 105	$ (87)	(83)%
Medical management service fees	-	44	(44)	(100)%
Total revenue	18	149	(131)	(88)%

Costs and expenses:
Medical receivables	143	335	(192)	(57)%
Medical management services	21	91	(70)	(77)%
Bad debt	185	9	176	1,956%
Impairment loss	-	63	(63)	-%
Depreciation and amortization	5	56	(51)	(91)%
Total costs and expenses	354	554	(200)	(36)%

(Loss) income from operations	(336)	(405)	69
Other income (expense)	-	(3)	3
(Loss) income before income taxes	(336)	(408)	72
Income taxes	-	-	-
(Loss) income from
discontinued operations	$ (336)	$ (408)	$ 72

The Company's revenues from discontinued operations in 2005 were $18,000, a decrease of $131,000 as compared to 2004. The decrease was due to the elimination of revenues as part of the Company's decision on February 4, 2004, to restructure the medical financing segment.

Costs and expenses from discontinued operations in 2005 decreased by $200,000, to $354,000. The decrease in 2005 was due to decreases in medical receivable expenses, medical management service expenses, impairment loss and depreciation and amortization, offset by increases in bad debts. The decrease in medical receivable expenses of $192,000 is due to a reduction in employment costs of $151,000 and other expenses due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004, to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $70,000 in 2005.

The impairment loss of $63,000 in 2004 is a result of management's estimate as of May 31, 2004, as to the excess of the carrying value of the net assets of the medical management service subsidiaries over the estimated proceeds from their ultimate sale.

The decrease in depreciation and amortization of $51,000, to $5,000 in 2005 was a result of the disposal of the assets of the two MRI facilities that the Company closed in fiscal 2005 and a reduction in the book value of assets as a result of the impairment loss taken through of February 28, 2005.

The Company increased its bad debt reserves by $176,000 during the three months ended May 31, 2005. The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy all of the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed during the current period. The Company increased the bad debt reserves because it believes receivables available to pay management fees will be lower based on the information that had become and is currently becoming available. The final bad debt expense will ultimately be determined after all receivables are litigated.

The increase in bad debt expense was based on an increase in adverse arbitration decisions from the hearings that were decided during the current period, compared to prior periods. As arbitration cases are closed, management adjusts the estimate for the reserve for bad debts. Current case closings are used as a basis for the reserve, but this amount can change in future periods as more cases are closed. Management believes that it will continue to be difficult to collect on outstanding receivables. The results of a program that management believes could increase the collections rate, and that has been initiated over the last several quarters, is not yet complete. Management will monitor the results of its efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections.

For the reasons described above the Company recorded a net loss of $397,000 for the three months ended May 31, 2005, a decrease of $157,000 from the net loss of $554,000 for the three months ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the three months ended May 31, 2005 resulted in a decrease of cash in the amount of $12,000. Through August 26, 2004, the Company operated in two distinct industries consisting of real estate and medical financing. The medical financing business was conducted through (i) Medical Financial Corp., a wholly owned subsidiary, which purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring called for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) the focus of the operations of the medical segment on collections and other services. On August 26, 2004, the Company sold its continuing service obligations and the related future revenue rights of its medical financing business. As a result of the restructuring on February 4, 2004, and the sale of its continuing service obligations on August 26, 2004, the medical financing segment has been reclassified as discontinued operations and prior periods have been restated. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. In addition, the Board of Directors authorized management sell at a price of $1 per share, (i) the Company's 24,947 treasury shares of common stock and (ii) issue up to 200,000 additional shares of common stock. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of common stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying and development costs on the real estate that was sold during the current and prior periods. The Company's real estate assets in Hunter, New York, are owned free and clear of mortgages. On September 23, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note.  On May 17, 2005, Yolo Equities Corp. completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. Further development of the Hunter property, at any significant cost, is expected to be funded by existing cash, issuance of common stock, the proceeds from mortgage note on the hotel site and clubhouse, issuance of Series B Bonds, other asset-based financing, and the sale of the remaining property in Hunter.

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

Cash used by operations in 2005 was $87,000, as compared to $2,000 being provided in 2004. The $89,000 net increase in the use of cash by operations in 2005 was due to a decrease in net assets of discontinued operations of $170,000 in 2005, compared to a decrease of $458,000 in 2004, primarily caused by the reduction of outstanding receivables, due to the discontinuation of the medical division. The decreases in cash provided by operations were offset by  a decrease in net loss, after adjustments for non-cash items of (i) depreciation, (ii) real estate gains and losses, (iii) deferred interest income, (iv) adjustment of amounts due to co-investors, (v) provision for bad debts and (vi) impairment losses, the net of these items totaling $188,000. In addition there was also a reduction of $7,000 in addition to real estate held for development or sale from the prior year. Cash provided by fluctuations in operating assets and liabilities increased by $4,000, primarily caused by timing differences.

Cash provided by investing activities was $75,000 in 2005 as compared with no activity in 2004. The increase in cash provided by investing activities in 2005 was due to the proceeds from the sale of the Company's subsidiary, Highlands Pollution Control Corp.

Net cash used by financing activities was $-0- in 2005 as compared with $6,000 being used in 2004. The $6,000 decrease in cash used in 2005 was due to net loan borrowing in 2004, as compared to $-0- net borrowing in 2005.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases for continuing operations as of May 31, 2005.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 950,000	$ 950,000	$ -	$ -	$ -
Operating Leases	136,700	78,200	58,500	-	-

Total	$ 1,086,700	$ 1,028,200	$ 58,500	$ -	$ -

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since February 28, 2005.

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

MFC DEVELOPMENT CORP.

July 15, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

July 15, 2005	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

July 15, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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

July 15, 2005	July 15, 2005
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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