Form 10-Q
period 2005-08-31
MFC DEVELOPMENT CORP
filed 2005-10-19
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

Commission file number: 000-31667

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)
Delaware (State of incorporation)	13-3579974 (I.R.S. Employer Identification No.)
271 North Avenue, Suite 520
New Rochelle, NY 10801
(Address of principal executive offices)
(914) 636-3432
(Telephone number)

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No( )

As of the close of business on October 18, 2005, 2,699,611 shares of the issuer's classes of common stock, par value of $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2005	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 199,056	$ 216,612
Mortgage and note receivable	767,461	747,927
Other current assets	101	18,293
Assets of discontinued operations	729,683	1,263,802
Total current assets	1,696,301	2,246,634

Property and equipment:
Property and equipment, at cost	28,781	49,710
Less accumulated depreciation and amortization	26,548	37,790
	2,233	11,920

Other assets:
Real estate held for development or sale	247,500	486,270
Mortgage and note receivable - including $-0- and $946,732 receivable from
a related party at August 31, 2005 and February 28, 2005	320,000	946,732
Investment in unconsolidated subsidiary	942,557	-
Deferred tax asset, net	90,000	90,000
Total other assets	1,600,057	1,523,002

Total assets	$ 3,298,591	$ 3,781,556

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2005	2005
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 323,511	$ 372,115
Current portion of notes payable, including amounts payable to related
parties of $125,000 at August 31, 2005 and $50,000 at February 28, 2005	950,000	950,000
Income taxes payable	697	2,044
Due to co-investor	384,250	420,061
Liabilities of discontinued operations	92,119	163,805
Total current liabilities	1,750,577	1,908,025

Other liabilities:
Due to co-investors	164,021	158,344
Deferred income	20,000	-
Total other liabilities	184,021	158,344

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 0 shares		-
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 2,699,611 shares at August 31, 2005 and 2,430,000
shares at February 28, 2005	2,700	2,430
Capital in excess of par value	6,151,377	5,967,790
Accumulated deficit	(4,790,084)	(4,214,395)
	1,363,993	1,755,825
Less treasury stock, at cost -0- shares at August 31, 2005 and 33,678 shares
at February 28, 2005	-	(40,638)
Total stockholders' equity	1,363,993	1,715,187

Total liabilities and stockholders' equity	$ 3,298,591	$ 3,781,556

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004
Revenues
Sale of real estate	$ -	$ 502,000	$ -	$ 502,000
Other real estate	119,085	-	119,085	-
Rental income activities	15,187	26,072	40,455	51,969
Interest from mortgages	9,766	16,542	34,078	33,108
Total revenues	144,038	544,614	193,618	587,077

Costs and expenses
Real estate	86,934	634,319	172,837	696,107
Corporate expenses	54,597	111,931	150,823	213,319
Depreciation and amortization	299	1,282	921	2,148
Total costs and expenses	141,830	747,532	324,581	911,574

Income (loss) from operations	2,208	(202,918)	(130,963)	(324,497)

Other Income (expense):
Gain on sale of subsidiary	-	-	93,830	-
Interest expense	(20,912)	(22,328)	(41,736)	(44,442)
	(20,912)	(22,328)	52,094	(44,442)

(Loss) from continuing operations before
provision for income taxes	(18,704)	(225,246)	(78,869)	(368,939)
Provision for income taxes	936	2,115	1,872	4,541
(Loss) from continuing operations	(19,640)	(227,361)	(80,741)	(373,480)

(Loss) from discontinued operations, net of taxes:
(Loss) from discontinued operations	(125,342)	(324,635)	(276,379)	(660,876)
Bad debt	(33,663)	(230,677)	(218,569)	(239,956)
Impairment loss	-	-	-	(62,778)
(Loss) on disposal	-	(218,447)		(218,447)
(Loss) from discontinued operations, net of taxes	(159,005)	(773,759)	(494,948)	(1,182,057)

Net (loss)	$ (178,645)	$ (1,001,120)	$ (575,689)	$ (1,555,537)

(Loss) per common share:
(Loss) from continuing operations	$ (0.01)	$ (0.09)	$ (0.03)	$ (0.16)
(Loss) from discontinued operations	(0.06)	(0.32)	(0.20)	(0.49)
Basic and diluted (loss) per common share	$ (0.07)	$ (0.41)	$ (0.23)	$ (0.65)

Number of shares used in computation of basic and
diluted earnings per share	2,524,945	2,396,322	2,460,634	2,396,322

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total	Compre-
			Additional				Stock-	hensive
	Common Stock		Paid-In	Accumulated	Treasury Stock		holders'	Income
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	(Loss)

Balance, March 1, 2005
as originally reported	1,800,000	$ 1,800	$ 5,968,420	$ (4,214,395)	24,947	$ (40,638)	$ 1,715,187	$ -

Retroactive effect for
dividend of .35 shares of
common stock per each one
share owned on
August 8, 2005	630,000	630	(630)	-	8,731	-	-	-

Balance, March 1, 2005
as restated	2,430,000	$ 2,430	$ 5,967,790	$ (4,214,395)	33,678	$ (40,638)	$ 1,715,187	$ -

July 7, 2005, private sale
of treasury stock to related
party at $.75 per share	-	-	(15,445)	-	(33,678)	40,638	25,193	-

July 25, 2005, private sale
of common stock to related
parties at $.74 per share	270,000	270	199,730	-	-	-	200,000	-

Retroactive effect for cash
paid in lieu of fractional
shares	(389)	-	(698)	-	-	-	(698)	-

Net loss	-	-	-	(575,689)	-	-	(575,689)	$ (575,689)

Comprehensive loss	-	-	-	-	-	-	-	$ (575,689)
Balance, August 31, 2005	2,699,611	$ 2,700	$ 6,151,377	$ (4,790,084)	-	$ -	$ 1,363,993

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	August 31,	August 31,
	2005	2004
Cash flows from operating activities
Net loss	$ (575,689)	$ (1,555,537)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	921	2,148
Gain on sale of subsidiary	(93,830)	-
Income from unconsolidated subsidiary	(18,687)	-
Deferred interest income	(19,534)	-
(Gain) loss on adjustments of amounts due to co-investors	(91,364)	61,081
Collections from sale of real estae held for development or sale	-	359,532
Loss on sale of real estate held for development or sale	-	5,061
Provision for bad debts from discontinued operations	218,569	239,956
Impairment of assets from discontinued operations	-	62,778
Loss from disposal of assets from discontinued operations	-	218,447
Changes in operating assets and liabilities:
Additions to real estate held for development or sale	-	(67,575)
Prepaid expenses, miscellaneous receivables and other assets	18,192	25,481
Net assets of disposed subsidiary	27,596	-
Net assets of discontinued operations	243,863	728,653
Accounts payable, accrued expenses and taxes	(49,951)	158,764
Other liabilities	-	(6,000)
Net cash (used in) provided by operating activities	(339,914)	232,789

Cash flows from investing activities
Distributions from unconsolidated subsidiary	22,863	-
Proceeds from sale of subsidiary	75,000	-
Capital expenditures and intangible assets	-	(8,344)
Net cash provided by (used in) investing activities	97,863	(8,344)

Cash flows from financing activities
Private sale of common stock to related parties	200,000	-
Private sale of treasury stock to related party	25,193	-
Payment for fractional shares	(698)	-
Proceeds of notes payable	25,000	225,000
Principal payments on notes payable	(25,000)	(225,000)
Net cash provided by (used in) financing activities	224,495	-

Net (decrease) increase in cash and cash equivalents	(17,556)	224,445
Cash and cash equivalents, beginning of period	216,612	12,992

Cash and cash equivalents, end of period	$ 199,056	$ 237,437

Additional cash flow information
Interest paid	$ 43,587	$ 47,237
Income taxes paid	$ 3,267	$ 4,305

Non-cash investing and financing activities
Mortgage and note receivable from purchaser of real estate sold	$ 320,000	$ -
Exchange of mortgage note receivable for investment in real estate	$ 946,732	$ -
Proceeds from sale of real estate held for development or sale
used to pay-off construction loan	$ -	$ 111,953

The accompanying notes are an integral part of these financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of August 31, 2005; results of operations for the six months and three months ended August 31, 2005 and 2004; cash flows for the six months ended August 31, 2005 and 2004; and changes in stockholders' equity for the six months ended August 31, 2005. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended February 28, 2005. The consolidated balance sheet at February 28, 2005 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Property and Equipment

Property and equipment consists of the following:

	August 31,	February 28,
	2005	2005
	(Unaudited)
Leasehold improvements	$ 2,194	$ 2,194
Computer equipment & software	21,006	21,006
Other equipment and furniture	5,581	26,510
	28,781	49,710
Less accumulated depreciation and amortization	26,548	37,790
Property and equipment, net	$ 2,233	$ 11,920

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	August 31,	February 28,
	2005	2005
	(Unaudited)
Current portion:
Hunter, New York (Real Estate Developer)	$ 900,000	$ 900,000
Valuation allowance	(125,000)	(125,000)
Deferred interest	(7,539)	(27,073)
Total current	767,461	747,927

Non-current portion:
Hunter, New York (Clubhouse)	320,000	-
Granby, Connecticut (Real Estate Operator) - Related Party	-	946,732
Total non-current	320,000	946,732

Total	$ 1,087,461	$ 1,694,659

Hunter, New York

Real Estate Operator - On September 23, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company has taken a valuation allowance on the note receivable for the full amount and has reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. Co-investors in the Hunter properties, as settlement in full for all claims against the Company, have agreed to accept an assignment of $352,500 from the proceeds of this mortgage.

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

All mortgages are collateralized by the underlying real estate and mature as follows:

Year ending February 28,
2006	$ 767,461
2007	2,052
2008	4,359
2009	4,721
2010	5,113
Thereafter	303,755
$ 1,087,461

As of August 31, 2005 and February 28, 2005, these mortgages and notes receivable were performing.

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

The Hunter property consists of the following:

	August 31,	February 28,
	2005	2005
	(Unaudited)
65 acres of undeveloped land	$ 600,000	$ 600,000
Clubhouse	-	300,000
	600,000	900,000
Less due to co-investors	(352,500)	(413,730)
	$ 247,500	$ 486,270
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

Gateway's revenue and net income for the period from June 1, 2005 through August 31, 2005 was $177,545 and $30,995, respectively. Gateway's revenue and net income for the period from May 19, 2005 through August 31, 2005 was $201,454 and $38,138, respectively.

Due to Co-investors

The Company previously had an agreement with co-investors in which the net proceeds of any sales of the Hunter, New York property would have been allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. On August 30, 2005, the Company settled a lawsuit and all claims by the co-investors. The terms of the settlement call for a payment in full of $352,500 in November 2005. As guaranty for this payment, the Company has assigned a portion of the proceeds from a mortgage receivable that is due in November 2005. The settlement resulted in a gain of $83,274 for the three months ended August 31, 2005 and $61,230 for six months ended August 31, 2005.

On October 6, 2005, the Company settled an amount that was due to a co-investor on property that was previously sold. The settlement resulted in a gain of $35,811 for the three months and six months ended August 31, 2005.

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

	August 31, 2005		February 28, 2005
		Related		Related
	Due	Real	Due	Real
	to	Estate	to	Estate
Property Location	Co-investor	Asset	Co-investor	Asset
(Unaudited)

Hunter, New York (current liability)	$ 384,250	$ 767,461	$ 420,061	$ 747,927
Granby, Connecticut (long-term liability)	164,021	942,557	158,344	946,732
	$ 548,271	$ 1,710,018	$ 578,405	$ 1,694,659
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

Other Real Estate Revenue, Costs and Expenses

The Company's real estate assets currently include property held for development or sale in Hunter, New York, and two mortgages and notes receivable on property previously sold. Upon liquidation in full of the Company's 49% ownership interest of Gateway Granby, LLC, co-investors will share in the positive cash flow from the proceeds of this investment, after deducting all related costs and expenses from the inception to liquidation of this investment. The Company settled amounts due to certain co-investors during the current quarter, and reevaluated balances owed to the all co-investors in the current and prior quarters as a result of current development and sales at the Hunter property and the change in the carrying value of its investment in Gateway Granby, LLC. Accordingly, amounts payable to all co-investors were adjusted. Gains from any adjustments were included in other real estate revenue, and losses resulting from any adjustments were included in costs and expenses from real estate

Real estate costs and expenses consist of the following:

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004

Net loss on adjustment to co-investors	$ 2,662	$ -	$ 27,721	$ -
Cost of real estate sold	-	507,061	-	507,061
Other real estate costs and expenses	84,272	127,258	145,116	189,046

Total real estate costs and expenses	$ 86,934	$ 634,319	$ 172,837	$ 696,107

5. Notes Payable

Notes payable include the following:

	August 31,	February 28,
	2005	2005
	(Unaudited)
Series A Bonds	$ 750,000	$ 750,000
Series B Bonds	200,000	200,000
	950,000	950,000
Less current maturities	950,000	950,000
Long-term debt	$ -	$ -

Series A Bonds: In July 2002, the board of directors authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance additional growth of the medical division. There were $750,000 of Bonds outstanding at August 31, 2005. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2005 was 9%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder. A director, officer and shareholder of the Company is related to five of the bondholders. One officer, director and shareholder of the Company holds a $25,000 bond, and another director-shareholder holds two $25,000 bonds.

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable purchased by Medical Financial Corp., which are not older than six months, equal to at least 333% of the principal sum outstanding under the line.

Series B Bonds: In February 2003, the board of directors authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which may be used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. There were $200,000 of Bonds outstanding at August 31, 2005, one of which was held by NWM Capital, LLC., a related party that is owned by an officer, director and shareholder of the Company, and another director-shareholder holds one $25,000 bond. Another director, officer and shareholder of the Company is related to one of the bondholders. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of August 31, 2005 was 9%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company may not issue more than $100,000 of Bonds to each bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp. The Bonds are collateralized by its 49% ownership interest Gateway Granby, LLC.

Interest expense on related party borrowings for the three months and six months ended August 31, 2005 was $2,093 and $3,781. Interest expense on related party borrowings for the three months and six months ended August 31, 2004 was $1,124 and $2,813.

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

Aggregate maturities of the amount of notes payable at August 31, 2005 is as follows:

Year ending February 28,

2006	$ 950,000
Total	$ 950,000

6. Income Taxes

The provision for income taxes consists entirely of various state and local franchise taxes.

The Company has net operating loss ("NOL") carryforwards for Federal purposes of approximately $7,456,000 as of February 28, 2005, the close of its last fiscal tax year. The Company's taxable loss for the six months ended August 31, 2005 is approximately $765,000. These losses will be available for future years, expiring through February 28, 2025. The Company has taken a 97% valuation allowance against Federal NOL carryforwards due to a prior history of operating tax losses and the uncertainty of generating enough taxable income throughout the carryforward period to utilize the full amount available. The Company's ability to utilize these NOL carryforwards would be subject to annual limitations in the event of a change in ownership, as defined by the Internal Revenue Code.

7. Commitments and Contingencies

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

8. Shareholders' Equity

Earnings per Share

Earnings (loss) per common share for each of the periods presented is calculated by dividing net income (loss) by weighted average common shares outstanding during the period. The effect of outstanding stock options on earnings per share does not have a material effect in calculation of earnings per share during any of the periods presented.

Equity Transactions

Stock Dividend

On July 21, 2005, the Board of Directors of MFC declared a stock split in the form of a 35% stock dividend on the shares of its common stock outstanding on August 8, 2005, the record date for shareholders who will be entitled to receive thirty five one hundredths (.35) of a share of common stock, par value $.001 per share, for each one (1) share of common stock owned of record on the close of business on August 8, 2005. This action is contemplated by the proposed acquisition agreement with WWE. Fractional shares were not be issued and were settled for cash. The capital stock accounts, all share data and earnings per share data give effect to the stock split, applied retroactively, to all periods presented.

Sale of Treasury Stock

On July 7, 2005, in a private sale, the Company sold all 33,678 shares of its treasury stock to the chief financial officer of the Company, who is also a director. The sale resulted in a loss of $15,445, which was charged to additional paid-in capital. The selling price was $.75 per share, which was at the current market price. The number of shares and price per share data give effect to the August 8, 2005 stock split, applied retroactively, to all periods presented.

Issuance of Common Stock

On July 25, 2005, the Company sold 270,000 unregistered shares of its common stock $.001 par value to directors' designees for $.74 per share, which represents 100% of a private offering. These designees included (i) 135,000 shares to a related party of the chairman of the board, who is also president and a shareholder, (ii) 33,750 shares to the chief financial offer, who is also a director and a shareholder, and (iii) a total of 101,250 shares to two other directors, who are also both shareholders. The proceeds were used for working capital of the Company. There were no expenses in connection with this private offering. The number of shares and price per share data give effect to the August 8, 2005 stock split, applied retroactively, to all periods presented.

9. Discontinued Operations

On February 4, 2004, the Company instituted a plan to restructure the medical financing segment. The plan of restructuring called for the Company to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004 the Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, the Company will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. The Company expects that the interest income it receives will be great enough to cover the additional costs that will be due when the existing receivables are collected. The Company still expects to incur certain additional costs related to its discontinued operation, until all of the receivables are collected. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the three months and six moths ended August 31, 2005 and 2004 has been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their book value, have been separately classified in the accompanying balance sheets at August 31, 2005 and February 28, 2005.

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

The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The increase in bad debt expense that occurred during the three months and six months ended August 31, 2005, and the years ended February 28, 2005 and February 29, 2004 was based on an increase in adverse arbitration decisions from the hearings that were decided during those periods. An increase in the amount of closed arbitration cases has provided management with a larger base of information to better estimate the reserve for bad debts. Management's decision to increase the bad debt reserve was based on the overall decrease in the collections rate from the arbitrations that have been closed during the last two fiscal years. Management believes that it will be increasingly more difficult to collect on outstanding receivables, and has initiated an additional program that it believes could increase the collections rate. Management had also taken other measures to reduce its bad debts, such as eliminating poorly collecting clients and reducing the upfront advance percentage that it paid when receivables were purchased. Management continues to monitor the results of these efforts as to the effect on collection rates, and whether the reserve for bad debts is adequate based on actual collections. In addition, the Company has incurred actual bad debt losses when it determined that it was more cost effective to agree on a settlement for less than the full value of the receivables than to incur the additional collection costs.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables are the same collections that may be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary. As of August 31, 2005, there were approximately $919,000 of receivables that were outside of the contractual collection period, written-off, but are still collectible and historically, collected in significant amounts and were used to offset other obligations from the client to the Company, including management fee receivables.

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

Net finance receivable and management fees receivable consist of the following:

	August 31,	February 28,
	2005	2005
	(Unaudited)
Gross finance receivables	$ 1,302,747	$ 1,408,781
Allowance for credit losses	(628,096)	(624,889)
Deferred finance income	(57,226)	(57,226)
	617,425	726,666
Due to finance customers	(353,548)	(360,620)
Net finance receivables	$ 263,877	$ 366,046

Gross management fee receivables	$ 2,326,853	$ 2,490,283
Allowance for billing adjustments & bad debts	(1,921,531)	(1,683,534)
Net management fee receivables	$ 405,322	$ 806,749

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

Summarized financial information of the medical financing segment as discontinued operations for the three months and six months ended August 31, 2005 and 2004 follows:

	Three months ended		Six months ended
	August 31,		August 31,
	2005	2004	2005	2004

Revenue:
Income from the purchase and collections
of medical receivables	13,985	$ 24,271	$ 28,505	$ 97,830
Medical management service fees	-	3,010	-	47,462
Reimbursed expenses	4,724	12,842	8,545	44,193
Total revenue	18,709	40,123	37,050	189,485

Costs and expenses:
Medical receivables	129,471	253,533	272,174	588,123
Medical management services	9,533	72,112	30,947	163,702
Bad debt	33,663	230,677	218,569	239,956
Impairment loss	-	-	-	62,778
Loss on disposal of assets	-	218,447	-	218,447
Depreciation and amortization	4,842	37,527	9,683	94,107
Total costs and expenses	177,509	812,296	531,373	1,367,113

(Loss) from operations	(158,800)	(772,173)	(494,323)	(1,177,628)
Other expense	(166)	(1,426)	(466)	(4,109)
(Loss) before income taxes	(158,966)	(773,599)	(494,789)	(1,181,737)
Income taxes	39	160	159	320

(Loss) from discontinued operations, net of taxes	$ (159,005)	$ (773,759)	$ (494,948)	$ (1,182,057)

The components of assets and liabilities of discontinued operations are as follows:

	August 31,	February 28,
	2005	2005
	(Unaudited)
Finance receivables, net	$ 263,877	$ 366,046
Management fee receivables, net	405,322	806,749
Other current assets	25,180	35,929
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	25,914	35,598
Investment in unconsolidated subsidiaries	-	10,000
Other assets	9,390	9,480
Total assets	$ 729,683	$ 1,263,802

Accounts payable and accrued expenses	$ 90,104	$ 155,118
Current portion of notes payable	2,015	8,687
Total liabilities	$ 92,119	$ 163,805

10. Proposed Transaction

On July 29, 2005 MFC Development Corp. ("MFC" or the "Registrant") entered into an agreement with Worldwide Excellence, Inc., a Delaware corporation, with an address at 11872 La Grange Avenue, Los Angeles, CA 90025 ("WWE") for the acquisition of 100% of WWE's outstanding capital stock in exchange for shares of common stock of MFC, after which the former shareholders of WWE will own more than 61% of MFC common stock before any conversion of outstanding securities.  In connection with that acquisition, WWE will seek to raise in excess of $2,250,000 (amended to $1,500,000 on October 6, 2005) of convertible securities in a private placement.  There are no material relationships between WWE and the Registrant or any of the Registrant's affiliates.

Worldwide Excellence and its related affiliates (WWE), is a leading direct marketing company specializing in health, beauty, fitness and home consumer products.  WWE is in the business of building product "Brands" and has found a successful formula that combines creativity and strategic analysis.  Typically, WWE obtains the exclusive worldwide license rights to a particular product and develops the product "Brand" through innovative marketing campaigns utilizing the internet, television, and print media.  WWE distinguishes itself from other direct marketing companies in that it has found success in the development of products that creates a long term annuity through what WWE refers to as "Continuity" programs.

There is no assurance that MFC will successfully complete the acquisition or that WWE will complete the private placement or, upon the completion of such transactions, that the Registrant will be successful.

On August 3, 2005 and October 12, 2005, the Company filed a form 8-K in connection with this proposed acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, expenditures to develop real estate owned by the Company, future borrowing, capital requirements, and the Company's future development plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: changes affecting the business of the Company's medical service organization and medical provider clients, a legislative change in insurance regulations affecting the future collections of medical receivables, changes in the real estate and financial markets, adverse arbitration or court decisions on collectibility of purchased receivables, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months and six months ended August 31, 2005 and 2004. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended February 28, 2005.

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

Proposed Transaction

On July 29, 2005 MFC Development Corp. ("MFC" or the "Registrant") entered into an agreement with Worldwide Excellence, Inc., a Delaware corporation, with an address at 11872 La Grange Avenue, Los Angeles, CA 90025 ("WWE") for the acquisition of 100% of WWE's outstanding capital stock in exchange for shares of common stock of MFC, after which the former shareholders of WWE will own more than 61% of MFC common stock before any conversion of outstanding securities.  In connection with that acquisition, WWE will seek to raise in excess of $2,250,000 (amended to $1,500,000 on October 6, 2005) of convertible securities in a private placement.  There are no material relationships between WWE and the Registrant or any of the Registrant's affiliates.

Worldwide Excellence and its related affiliates (WWE), is a leading direct marketing company specializing in health, beauty, fitness and home consumer products.  WWE is in the business of building product "Brands" and has found a successful formula that combines creativity and strategic analysis.  Typically, WWE obtains the exclusive worldwide license rights to a particular product and develops the product "Brand" through innovative marketing campaigns utilizing the internet, television, and print media.  WWE distinguishes itself from other direct marketing companies in that it has found success in the development of products that creates a long term annuity through what WWE refers to as "Continuity" programs.

There is no assurance that MFC will successfully complete the acquisition or that WWE will complete the private placement or, upon the completion of such transactions, that the Registrant will be successful.

On August 3, 2005 and October 12, 2005, the Company filed a Form 8-K in connection with this proposed acquisition.

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

RESULTS OF OPERATIONS

2005 Period Compared to the 2004 Period

The following table summarizes the Company's changes in revenue from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Revenues:
Sale of real estate	$ -	$ 502	$ (502)		$ -	$ 502	$ (502)
Other real estate	119	-	119		119	-	119
Rental income activities	15	26	(11)		40	52	(12)
Interest from mortgages	10	17	(7)		34	33	1
Total revenue	$ 144	$ 545	$ (401)	(74)%	$ 193	$ 587	$ (394)	(67)%

The Company's revenues from continuing operations for the three months ended August 31, 2005 ("2005") were $144,000, a decrease of $401,000 or 74% as compared to the three months ended August 31, 2004 ("2004"). The Company's revenues from continuing operations for the six months ended August 31, 2005 ("2005") were $193,000, a decrease of $394,000 or 67% as compared to the six months ended August 31, 2004 ("2004"). The decrease in revenues for both the three month and six month periods ended in 2005 was primarily attributable to the Company completing the renovation and sale of the final two units that it owned at its Hunter, NY property during the quarter ended August 31, 2004. The decrease in rental income activities for both the three month and six month periods ended in 2005 was a result of the lost revenues from the Company's subsidiary, Highlands Pollution Control Corp. ("HPCC"), which was sold on May 10, 2005.

The  increase in other real estate revenue $119,000 for both the three month and six month periods ended in 2005 was due to gains as a  result of adjustments owed to co-investors as described in the following two items:

1. The Company previously had an agreement with co-investors in which, the net proceeds of any sales of the Hunter, New York property would have been allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. On August 30, 2005, the Company settled a lawsuit and all claims by the co-investors. The terms of the settlement call for a payment in full of $352,500 in November 2005. As guaranty for this payment, the Company has assigned a portion of the proceeds from a mortgage receivable that is due in November 2005. The settlement resulted in additional revenue of $83,000 for the three months and six months ended August 31, 2005.

2. On October 6, 2005, the Company settled an amount that was due to a co-investor on property that was previously sold. The settlement resulted in a gain of $36,000 for the three months and six months ended August 31, 2005.

On May 19, 2005, the Company exchanged its $946,732 second mortgage on the office building in East Granby, Connecticut owned by Gateway Granby, LLC ("Gateway") for a $1,000,000 equity investment in Gateway, constituting 49% of the equity ownership of Gateway. The decrease in rental income activities from the sale of HPCC was offset by the additional income from the Company's 49% ownership of Granby. The additional income from Granby for three months and six months ended in 2005 was $31,000 and $38,000.

Interest from mortgages decreased by $7,000 during the three month period ended in 2005 and increased by $1,000 during the six month period ended in 2005. The net changes were due to the following two items:

1. As a result of the exchange of the mortgage on the Granby property on May 19, 2005, as described above, there was a reduction in interest from mortgages of $17,000 and $19,000 for the three months and six months ended in 2005.

2. During the quarter ended November 30, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The net sales price was $1,081,000 (gross sales price of $1,250,000, less an allowance of  $125,000 and deferred interest of $44,000). The decreases described in item No. 1 above were offset by the mortgage on the property that was sold.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Costs and expenses:
Real estate	$ 87	$ 634	$ (547)	(86)%	$ 173	$ 696	$ (523)	(75)%
Corporate expenses	55	112	(57)	(51)%	151	213	(62)	(29)%
Depreciation and amortization	-	1	(1)	(100)%	1	2	(1)	(50)%
Total costs and expenses	$ 142	$ 747	$ (605)	(81)%	$ 325	$ 911	$ (586)	(64)%

Costs and expenses from continuing operations decreased by $605,000, to $142,000 in the three month period and decreased by $586,000, to $325,000, in the six month period. The decrease in both periods was due to decreases in real estate expenses, corporate expenses, and depreciation and amortization. The decrease in real estate expenses of $547,000 in the three month period and $523,000 in the six month period was primarily attributable to no cost of sales in 2005, as a result of no property being sold during those periods, compared to the $507,000 cost of the properties that were sold during both periods ended in 2004.

The $57,000 and $62,000 decreases in Corporate expenses for the three month and six month periods ended in 2005 were due to (i) an increase in accounting fees, and (ii) a change in the allocation of a portion of executive salaries from corporate expenses to the real estate division.

The gain on sale of subsidiary for the six month period ended in 2005 was a result of the Company's sale in May 2005 of all the outstanding shares of its subsidiary, Highlands Pollution Control Corp., for $75,000. The subsidiary was carried at a negative basis, with the sale resulting in a gain of $93,000.

Net interest expense for the three months ended in 2005 was $21,000, compared to $22,000 in 2004. Net interest expense for the six months ended in 2005 was $42,000, compared to $44,000 in 2004. Interest expense arises from the Company's obligations under its outstanding Series A and Series B bonds. While the proceeds of these bonds were used to finance the discontinued medical financing segment, the Company as guarantor remains obligated as to their repayment. As such, interest expense on these notes are classified as continuing operations.

Through February 28, 2005, the end of the last fiscal year, the Company had accumulated net operating losses ("NOLs") of $7,396,000.  The Company's taxable loss for the six months ended August 31, 2005 is approximately $765,000. These losses are available to be carried forward through February 28, 2025. The Company did not generate any taxable income since February 28, 2003, and estimated that it would not derive any additional minimum future tax savings in addition to the $90,000 that was estimated in 2003. The Company has taken a 97% valuation allowance of $2,705,000 against the deferred tax asset of $2,795,000 that these NOLs would generate. In addition, the Company has also taken a 100% valuation allowance of $478,000 against other timing differences.

The following table summarizes the Company's changes in discontinued operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	August 31,				August 31,
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Revenues:
Income from the purchase and
collections of medical receivables	$ 19	$ 37	$ (18)	(49)%	$ 37	$ 142	$ (105)	(74)%
Medical management service fees	-	3	(3)	(100)%	-	47	(47)	(100)%
Total revenue	19	40	(21)	(53)%	37	189	(152)	(80)%

Costs and expenses:
Medical receivables	129	253	(124)	(49)%	272	588	(316)	(54)%
Medical management services	10	73	(63)	(86)%	31	164	(133)	(81)%
Bad debt	34	231	(197)	(85)%	219	240	(21)	(9)%
Impairment loss	-	-	-	-%	-	63	(63)	(100)%
Loss on disposal of assets	-	218	(218)	(100)%	-	218	(218)	-%
Depreciation and amortization	5	38	(33)	(87)%	10	94	(84)	(89)%
Total costs and expenses	178	813	(635)	(78)%	532	1,367	(835)	(61)%

(Loss) income from operations	(159)	(773)	614		(495)	(1,178)	683
Other income (expense)	-	(1)	1		-	(4)	4
(Loss) income before income taxes	(159)	(774)	615		(495)	(1,182)	687
Income taxes	-	-	-		-	-	-
(Loss) income from
discontinued operations	$ (159)	$ (774)	$ 615		$ (495)	$(1,182)	$ 687

The Company's revenues from discontinued operations for the three months ended in 2005 were $19,000, a decrease of $21,000 as compared to the three months ended in 2004. The Company's revenues from discontinued operations for the six months ended in 2005 were $37,000, a decrease of $152,000 as compared to the six months ended in 2004. The decreases in both periods were due to the elimination of revenues as part of the Company's decision on February 4, 2004 to restructure the medical financing segment.

Costs and expenses from discontinued operations decreased by $635,000, to $178,000 in the three month period and decreased by $835,000, to $532,000 in the six month period. The decrease in both periods was due to decreases in medical receivable expenses, medical management service expenses, bad debts, loss on disposal of assets, depreciation and amortization, and a decrease in impairment loss in the six month period, only. The net decrease in medical receivable expenses of $124,000 in the three month period and $316,000 in the six month period is due to a reduction in employment costs of $102,000 and $253,000, respectively, along with other expenses in both periods due to the decrease in services provided as a result of the of the Company's decision on February 4, 2004 to restructure the medical financing segment. For the same reason, medical management service expenses decreased by $63,000 and $133,000 in both the three month and six month periods.

The Company increased its bad debt reserves by $219,000 during the six months ended August 31, 2005. The Company may incur a medical receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client. The Company may incur a medical management bad debt loss when the assets of the management client, which is also a finance client, are potentially insufficient to satisfy all of the billed fees from prior periods. Since the management clients are also finance clients, the bad debt reserve is a result of the overall decrease in the collections rate from the arbitrations that have been closed during the current period. The Company increased the bad debt reserves because it believes receivables available to pay management fees will be lower based on the information that had become and is currently becoming available. The final bad debt expense will ultimately be determined after all receivables are litigated.

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

The decrease in depreciation and amortization of $33,000 and $84,000 in both periods ended in 2005 was a result of the disposal of the assets of the two MRI facilities that the Company closed in fiscal 2005 and a reduction in the book value of assets as a result of the impairment loss taken through of February 28, 2005.

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

For the reasons described above, most notably the decrease in losses from discontinued operations and the increase in other real estate income, the Company recorded a net loss of $179,000 for the three months ended August 31, 2005, a decrease of $822,000 from the net loss of $1,001,000 for the three months ended August 31, 2004. For the same reasons, the Company recorded a net loss of $576,000 for the six months ended August 31, 2005, a decrease of $980,000 from the net loss of $1,556,000 for the six months ended August 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's two business activities during the six months ended August 31, 2005 resulted in a decrease of cash in the amount of $18,000. Through August 26, 2004, the Company operated in two distinct industries consisting of real estate and medical financing. The medical financing business was conducted through (i) Medical Financial Corp., a wholly owned subsidiary, which purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. On February 4, 2004, the Company decided to restructure the medical financing segment. The plan of restructuring called for (i) the purchase of insurance claims receivables from medical practices to be discontinued, (ii) the sale of the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices, and (iii) the focus of the operations of the medical segment on collections and other services. On August 26, 2004, the Company sold its continuing service obligations and the related future revenue rights of its medical financing business. As a result of the restructuring on February 4, 2004, and the sale of its continuing service obligations on August 26, 2004, the medical financing segment has been reclassified as discontinued operations and prior periods have been restated. The funds for its needs are expected to be provided from existing cash and proceeds from the collection of outstanding receivables. If those sources are insufficient, additional funds may be provided from asset-based borrowing facilities, refinancing of assets under capital leases, issuance of common stock, and the sale of real estate assets.

The real estate division is not expected to be a significant user of cash flow from operations due to the elimination of carrying and development costs on the real estate that was sold during prior periods. The Company's real estate assets in Hunter, New York, are owned free and clear of mortgages. On September 23, 2004, the Company sold the 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matures on November 10, 2005. The Company is using an imputed interest rate of 5% on the note. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note.  On May 17, 2005, Yolo Equities Corp. completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. Further development of the Hunter property, at any significant cost, is expected to be funded by existing cash, issuance of common stock, the proceeds from mortgage note on the hotel site and clubhouse, issuance of Series B Bonds, other asset-based financing, and the sale of the remaining property in Hunter.

The Company previously had an agreement with co-investors in which the net proceeds of any sales of the Hunter, New York property would have been allocated 65% to the Company and 35% to co-investors, after deducting the cost of carrying all of the Hunter properties. On August 30, 2005, the Company settled a lawsuit and all claims by the co-investors. The terms of the settlement call for a payment in full of $352,500 in November 2005. As guaranty for this payment, the Company has assigned a portion of the proceeds from a mortgage receivable that is due in November 2005.

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

Cash used by operations in 2005 was $340,000, as compared to $233,000 being provided in 2004. The $573,000 net increase in the use of cash by operations in 2005 was due to (i) a $360,000 decrease in collections from the sale of real estate, (ii) a decrease in net assets of discontinued operations of $244,000 in 2005, compared to a decrease of $729,000 in 2004, primarily caused by the reduction of outstanding receivables, due to the discontinuation of the medical division, and (iii) fluctuations in operating assets and liabilities increased the use of cash by $182,000, primarily due to a reduction of liabilities. The increases in cash used by operations were offset by a decrease in net loss, after adjustments for non-cash items of (i) depreciation, (ii) real estate gains and losses, (iii) deferred interest income, (iv) adjustment of amounts due to co-investors, (v) provision for bad debts, (vi) impairment losses, and (vii) loss from disposal of assets, the net of these items totaling $386,000. In addition there was also a reduction of $68,000 in addition to real estate held for development or sale from the prior year.

Cash provided by investing activities was $98,000 in 2005 as compared with $8,000 being used in 2004. The increase in cash provided by investing activities in 2005 was due to (i) distributions from unconsolidated subsidiary of $23,000, and (ii) proceeds of $75,000 from the sale of the Company's subsidiary, Highlands Pollution Control Corp. The Company had no capital expenditures in 2005, compared to $8,000 in 2004.

Net cash provided and used by financing activities was $224,000 in 2005 as compared with $-0- in 2004. The increase in cash provided by financing activities in 2005 was due to the proceeds from the issuance of common stock and sale of treasury stock, totaling $224,000. Other financing activities in both periods were limited to refinancing of series A and B bonds that were not renewed upon maturity or were called for early redemption.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases for continuing operations as of August 31, 2005.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 950,000	$ 950,000	$ -	$ -	$ -
Operating Leases	117,200	78,200	39,000	-	-

Total	$ 1,067,200	$ 1,028,200	$ 39,000	$ -	$ -

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Treasury Stock

On July 7, 2005, in a private sale, the Company sold all 33,678 shares of its treasury stock to the chief financial officer of the Company, who is also a director. The sale resulted in a loss of $15,445, which was charged to additional paid-in capital. The selling price was $.75 per share, which was at the current market price. The number of shares and price per share data give effect to the August 8, 2005 stock split, applied retroactively, to all periods presented.

Issuance of Common Stock

On July 25, 2005, the Company sold 270,000 unregistered shares of its common stock $.001 par value to directors' designees for $.74 per share, which represents 100% of a private offering. These designees included (i) 135,000 shares to a related party of the chairman of the board, who is also president and a shareholder, (ii) 33,750 shares to the chief financial offer, who is also a director and a shareholder, and (iii) a total of 101,250 shares to two other directors, who are also both shareholders. The proceeds were used for working capital of the Company. There were no expenses in connection with this private offering. The number of shares and price per share data give effect to the August 8, 2005 stock split, applied retroactively, to all periods presented.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 21, 2005, the persons elected as directors of the Company and the voting for such persons were as follows:

		Authority
	Votes For	Withheld

Victor Brodsky	1,551,461	3,882
Jay Hirschson	1,553,485	1,858
Steven Kevorkian	1,553,717	1,626
Anders Sterner	1,553,711	1,632
Lester Tanner	1,551,362	3,981

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

(b) Reports on Form 8-K.

On July 25, 2005, the Company filed a Current Report on Form 8-K announcing that:

(1) The Company's Board of Directors authorized management to enter into an agreement with Worldwide Excellence, Inc. ("WWE") a direct marketing company that had previously expressed interest to be acquired by the Company.

(2) The Company's Board of Directors declared a stock split in the form of a 35% stock dividend on the shares of its common stock outstanding on August 8, 2005, the record date for shareholders who would be entitled to receive thirty five one hundredths (.35) of a share of common stock, par value $.001 per share, for each one (1) share of common stock owned of record on the close of business on August 8, 2005.

(3) The proposed acquisition agreement with WWE provides that at the Closing Date, the Company shall issue 600,000 shares of its common stock to a representative of the holders of the Company's common stock at the close of business on August 8, 2005, pursuant to an Escrow Agreement whereby such shares will be released from escrow on or after April 1, 2007 in the event WWE meets a net income target for the period beginning on the first day of the calendar month after the Closing of the WWE acquisition and ending on December 31, 2006.  The Escrow Agreement provides that said shares shall first be available under the indemnification made by the Company in the proposed acquisition agreement and then distributed pro-rata to those persons who were the holders of the Company's common stock at the close of business on August 8, 2005.  This potential distribution to the Company's shareholders is contingent on the completion of the WWE acquisition and the terms of the Escrow Agreement contemplated thereunder.

On August 3, 2005, the Company filed a Current Report on Form 8-K announcing that the Company had entered into an agreement with WWE for the acquisition of 100% of WWE's outstanding capital stock in exchange for shares of common stock of the Company, after which the former shareholders of WWE will own more than 61% of the Company's common stock before any conversion of outstanding securities.  In connection with that acquisition, WWE will seek to raise in excess of $2,250,000 of convertible securities in a private placement.  There are no material relationships between WWE and the Registrant or any of the Registrant's affiliates. A description of the post acquisition capital structure of the Company was also provided.

On October 12, 2005, the Company filed a Current Report on Form 8-K announcing that: it had accepted and signed a letter amending the Acquisition Agreement dated July 29, 2005 between the Company and WWE. The Amendment extends the closing date to on or prior to November 1, 2005 and recites that WWE, prior to the closing date, intends to raise at least $1,500,000 (with an over-allotment of an additional $1,750,000) pursuant to a private offering of the Company's Convertible Preferred Stock, and Warrants to purchase the Company's Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

October 18, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

October 18, 2005	/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer

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

October 18, 2005	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of MFC Development Corporation (the "Company") on Form 10-Q for the period ended August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

We, Lester Tanner, Chief Executive Officer, and, Victor Brodsky, Chief Financial Officer of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

October 18, 2005	October 18, 2005
/s/ LESTER TANNER Lester Tanner President and Chief Executive Officer	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer

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