Form 10-K
period 2005-12-31
MFC DEVELOPMENT CORP
filed 2006-04-17
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________
Commission file number: 0-3579974

MFC DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Delaware		13-3579974
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

271 North Avenue, Suite 520 New Rochelle, New York		10801
(Address of principal executive offices)		(Zip Code)

(Registrant’s telephone number, including area code): (914) 636-3432

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class	Name of exchange on which registered
None

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.001 par value per share	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.           Large Accelerated Filer  ☐   Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒|

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 12, 2006 was $7,072,173.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on April 14, 2006 was 15,567,790.

Documents incorporated by reference:
None

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (including the exhibits) that are not purely historical facts, including statements regarding MFC Development Corp.'s beliefs, expectations, intentions or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, introduction of products in a timely fashion, market acceptance of new products, cost increases, fluctuations in and obsolescence of inventory, price and product competition, availability of labor and materials, development of new third-party products and techniques that render MFC Development Corp.’s products obsolete, delays in obtaining regulatory approvals, potential product recalls and litigation. Risk factors, cautionary statements and other conditions, which could cause MFC Development Corp.'s actual results to differ from management's current expectations are contained in MFC Development Corp.'s filings with the Securities and Exchange Commission. MFC Development Corp. undertakes no obligation to update any forward-looking statement to reflect events or circumstances that may arise after the date of this filing.

PART I

ITEM 1. BUSINESS

General

MFC Development Corp., through its subsidiaries and affiliates (collectively, “The Company”), is currently engaged in the direct response business and the commercial development and rental of real estate in New York and Connecticut.

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware as PSI Food Services, Inc. On August 9, 2000, the Company changed its name to MFC Development Corp.

On November 29, 2005, the Company completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc., a Delaware corporation (“WWE”), in accordance with the provisions of a certain acquisition agreement dated as of July 29, 2005 (“Acquisition Agreement”) among WWE, WWE’s stockholders, and the Company. The Company acquired 100% percent of WWE’s outstanding common stock in exchange for shares of the Company’s common stock.

As a result of the merger, former WWE stockholders hold a majority of the Company’s common stock. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes.

See Item 6 “Selected Consolidated Financial Data” for a fuller discussion of the accounting treatment of the reverse merger.

Recent Event

On April 11, 2006, the Company and Adsouth Partners, Inc. (“Adsouth”) announced the signing of a letter of intent wherein Adsouth agreed to sell all of its product brands from its consumer product portfolio to MFC in a cash and stock transaction valued at $9.5 million. The transaction, which is subject to a complete due diligence, the execution of a definitive agreement, and the satisfaction of closing conditions, is expected to close in the second quarter of 2006.

Financial Information about Segments

See Note 15 of Notes to the Consolidated Financial Statements for financial information about the Company’s business segments.

Products and Services

The Company operates two business segments consisting of the direct response business and the development and rental of real estate in New York and Connecticut. The Company is in the process of liquidating the discontinued operations of the Company’s former medical division. The narrative description of Company’s direct response business will be provided first; followed by a narrative description of the Company’s real estate business; the Company ‘s discontinued operations will then be described.

The Company’s Direct Response Business

The Company’s direct response business is conducted through WWE and its affiliates, which business for accounting purposes is considered the historical business of the Company after the Closing. WWE was incorporated in July 2004, as a Delaware corporation under the name Buckhead Marketing & Distribution, Inc. WWE’s name was subsequently changed to Worldwide Excellence, Inc. in September 2004.

WWE, under the terms of an Asset Purchase and Consulting Agreement, Effective Date July 1, 2004 (the “Leszinski Asset Purchase and Consulting Agreement”) among Nancy Duitch, Ralf Leszinski, WWE and Buckhead Marketing and Distribution, LLC (“BMD”) and its affiliated companies (collectively, “Oldco”), acquired certain Oldco assets; took over Oldco’s interest in a product management contract, and was assigned Oldco’s rights under certain contracts. WWE also entered into a product management agreement with certain of the Oldco entities and a consulting agreement with Mr. Leszinski. Prior to December 31, 2005, WWE paid Mr. Leszinski the last installment of the purchase price for the Oldco assets it acquired and issued to Mr. Leszinski 850,000 shares of MFC Common Stock. Mr. Leszinski still is engaged by WWE as a consultant.

WWE is a direct marketing and branding company specializing in health, beauty, fitness and home consumer products. WWE is in the business of building product brands. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns.

Direct response products are initially sold via TV (infomercials or live shopping), print, or through all Internet channels of distribution. After successful branding of products in these distribution channels, the sale of such products eventually migrate to retail outlets, catalogues, international distribution channels, and other non-electronic distribution outlets.

WWE seeks to distinguish itself from other direct marketing companies through the development of products that create an annuity stream of revenue through what the Company refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer. WWE’s goal is to establish a continuity model for each and every product it decides to market and distribute.

Market Overview

The direct response industry, which consists of long form (infomercial) productions, short-form commercials, live home shopping channels, Internet marketing and radio advertising, is one of the fastest growing segments of the retailing industry according to the industry trade association, Electronic Retailing Association. This marketing medium is a format that produces immediate measurable results. This industry is not seasonable.

Companies who market their products through direct response television typically purchase commercial airtime from local broadcast stations and regional and national cable television operators across the country, either directly or through media buying agencies. Infomercial programs are most commonly run during late night and overnight time periods during the week and throughout the day on weekends.

Availability of time periods varies from station to station, depending on programming. The majority of customer purchases occur within the first few hours following the airing of infomercial programs. Some direct response television companies also choose to market their products through retail channels, particularly after a product has been on air a sufficient amount of time to build brand awareness required for success at the retail level.

In addition to domestic television and retail channels, there is generally a significant demand for U.S. direct response television products internationally. A direct response television company with a successful product in the U.S. may work with one or more international distributors who specialize in bringing U.S. direct response television products to countries around the world.

Marketing and Sales

WWE engages in both business to consumer (“B2C”) and business to business (“B2B”) sales.

In the B2C sales channel, WWE buys media through a media buying agency specializing in short-form (2 minute) or long-form (30 minutes) infomercials. WWE out-sources: (a) the call center operation to a specialized call center company, and (b) the physical fulfillment, order processing and customer service to a fulfillment house. WWE also purchases media on the Web directly or through agencies and therefore does not need to utilize the call center aspect, as orders come in directly via on-line systems. The fulfillment center is still needed to process the orders. In addition, WWE maintains its own websites for each product that is currently active.

In the B2B-business channel, WWE sells the product to a domestic downstream business partner such as HSN, QVC, ValueVision, Shop at Home, Wal-Mart, Costco, and Target, catalogues and others (credit card billing inserts) (where in some cases, like live shopping, there is always the risk of return of unsold product). WWE manages the order process from manufacturing to delivery.

International sales opportunities are created, typically once the product has proven to be commercially successful in the US, at which time WWE sells the product to an international distributor. There are some 90 countries around the world that can show US infomercials. WWE will sell its products to one of four or five reputable international distributors, who then resell the products to sub-marketers who air the infomercials in the individual countries. WWE will customarily provide the original infomercial free of charge to the national companies, and profit from the non-returnable sale of the product. International sales can continue for several years after the end of the US campaign.

Product Categories

In the direct response product industry, there are two types of products, those that are one-time sales, e.g., a piece of fitness equipment, and those products with regular re-orders that create an annuity, e.g., consumable health (diet) and beauty products, also known as Continuity products.

One-Time Sale Product Life Cycle

One-time sales products go through a series of product life cycles. The initial launch: (a) on infomercials, which are either in two minute or 30-minute formats, (b) or in direct response print, or (c) the Internet. The initial launch usually has a typical life length of between six and 18 months. Concurrent or just after the TV launch, the product may be offered in both print and Internet mediums.

Three to six months after the launch of the infomercial, the product typically premiers on live shopping, for on average three to nine months. Typically, the product will have a 10% to 15% discount compared to the infomercial price or will include an upsell item to make for a ‘better deal’ for the customer. Some products, due to the need for a minimum five to six times markup at the infomercial stage, get launched directly to live shopping.

For some products, three to six months after the launch of the infomercial and after considerable media expenditures, the product is offered at retail “As Seen On TV.” At this point, the expected shelf length is from three to 12 months. Additionally, the product is offered in catalogues and credit card billing inserts, often at a price comparable to the initial infomercial price.

The Continuity Model Products Life Cycle

The life cycle and the economics of amply capitalized Continuity products are fundamentally different from that of a one-time sale product. In the case of the one-time sales products, WWE only has one opportunity to make a profit. In the case of the Continuity products, customers will continue to reorder, sometimes for more than 19 cycles, covering over 38 months. WWE also has the ability to “buy” customers, i.e., accept a financial loss on the initial sales, because the subsequent continuity shipments will generate the required profits, and build a brand.

The most significant difference between the initial sale and the continuity sale is the lack of two major cost elements for the continuity sale - media and telemarketing. Not all customers who buy the initial product sign up for continuity, or, even if they do sign up, they do not always stay on the program for multiple continuity cycles. Over time, with each continuity cycle, more and more customers will drop-off. The steepest losses occur on the first two cycles; the customers who make it to the third cycle typically very much enjoy the product, and can stay on as long as the product is offered.

In order to increase customer retention through each cycle, WWE actively manages each cycle of the program, by offering free gifts, catalogue items, beauty tips, color inserts, free information on health and beauty, and free shipments. On a regular basis, new marketing initiatives are developed and tested as the results of the retention rates are analyzed.

The sources and availability of raw materials are not relevant to this business segment, and the Company is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on the Company’s business.

Competition

The direct response industry is highly competitive, rapidly evolving, and subject to constant change and intense marketing by providers of similar products. WWE expects that new competitors are likely to join existing competitors in this industry, including the market for continuity programs that it targets.

There are many small, one-product direct response marketing companies. As the companies participating in this market are mostly privately held except Ronco Corporation (“Ronco”), Nautilus, Inc. (“Bowflex”), and InterMix Media Inc. (“InterMix”) reliable competitive financial information is not ordinarily available.

The larger competitors are Guthy-Renker, Thane International, Inc. (“Thane”), Sylmark, Inc. (“Sylmark”), and Tristar Products, Inc. (“TriStar”). The other mentioned competitors are either single product companies or dependent solely on TV media sales which involved non predictable up and down revenue years. All of the live shopping channels are either public companies or subsidiaries of public companies. The Company’s management believes that of all the competitors mentioned above, only two have been successful with the continuity sales model-Guthy-Renker and InterMix.

The largest direct response marketing company, Guthy-Renker, utilizes a similar continuity sales model; however, it is almost fully based from TV media sales. Given their financial resources, they have taken this concept one step further - they are willing to lose money on the front end by paying more for the cost of producing the infomercial by including “A List Celebrities” (and acquiring more customers), because they understand the customer lifetime value. However, they are solely TV media based, which, along with the high cost of production, is more costly media than Internet media.

The primary competitive factors in the direct marketing industry are: the Company’s ability to obtain the license for or develop successful products, feature products that make the customer feel and/or look better, and the ability for the Company to brand its products and its overall reputation. Once awareness of the Company’s name, reputation and associated products is achieved, on-going customer service and deployment of new quality products become key competitive factors.

The Company’s Real Estate Business

The Company’s real estate business is conducted through two of the Company’s subsidiaries.

Hunter, New York

Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October 1992, as a New York corporation. Yolo holds a mortgage on two real estate parcels and owns a 65-acre real estate parcel in Hunter, New York.

The 65-acre property is in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. This property is available for single family residences, townhouses, and condominium units. This undeveloped portion of acreage is adjacent to an existing 200 unit condominium development that the Company had previously participated in the development of. Included in the developed portion are properties that Yolo previously sold and holds mortgages on. These properties include a (a) a Clubhouse with swimming pool and six tennis courts, which Yolo sold in May 2005, in exchange for a second mortgage on the clubhouse, and (b) a hotel site, consisting of 10 plus acres, was sold on September 23, 2004. See Note 5 of Notes to Consolidated Financial Statements.

The 65-acre parcel, which was subject to a contract for sale, dated November 23, 2005, was sold on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000. Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President, and CEO of the Company and the current President of Yolo and a stockholder of the Company) and his affiliates), and (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000. The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing under this agreement is subject to certain conditions. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale. The Company’s management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The Company has entered into an irrevocable proxy and agreement with Lester Tanner and his affiliates, who are members of the limited liability company, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby’s financial results are consolidated with the financial results of the Company, and the minority voting interests are recorded separately.

See Note 5 “Real Estate Activities”, “East Granby, Connecticut” for information about current leases on the East Granby property.

Marketing Activities

The Company's marketing in its real estate activities is limited to working with real estate brokers in New York and Connecticut.

Competition

Hunter, New York

The real estate market for second homes in the Hunter, New York resort community is presently experiencing improved demand. The Company competes with many owners and developers in the locale in connection with the development and sale of this land.

East Granby, Connecticut

The office building owned by Granby is currently 63% occupied by unrelated tenants. Granby competes with many owners of office buildings in the Northern Hartford, Connecticut area for leasing and lease renewals. The general competitive conditions to which the East Granby Property is subject to is high with respect to both leasing and sales but favorable with respect to mortgage financing.

The Company’s Discontinued Operations

The Company’s discontinued operations consists of the former medical financing business, conducted through Medical Financial Corp., a wholly owned subsidiary, which (a) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (b) three other subsidiaries, which were formed to provide additional management services to certain medical practices. The Company sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected

Intellectual Property and the Company’s Direct Response Business

If WWE obtains the exclusive licensing rights to a product developed by another, i.e., an inventor, the inventor will have ordinarily obtained the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the United States Patent and Trademark Office (“USPTO”). To the extent that the inventor has not previously obtained such intellectual property protection, WWE would assist the person to secure such protection.

If WWE develops a product internally, it is responsible for filing the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the USPTO. To date, WWE has not developed any products internally and, accordingly, the Company has not made any filings with the USPTO.

The Company’s intellectual property, to the extent it is not subject to trademark, copyright or patent protection, is protected through use of confidentiality and non-disclosure agreements. To this end, WWE requires each of its officers and employees to enter into confidentiality agreements.

Employees

As of December 31, 2005, the Company had an aggregate of 16 employees, which included 13 in Los Angeles, California and 3 in New Rochelle, New York. None of the Company’s employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and the Company believes that it has satisfactory working relations with its employees. The Company’s corporate offices are located in Los Angeles, California.

Government Regulation

The Company, like others in the direct response industry, is subject to various local, state, federal and international consumer protection laws. In particular, all direct response marketers are governed by the Federal Trade Commission Act, including the Act’s provisions prohibiting deceptive practices in connection the advertising, marketing, and sale of consumer products. In addition, the Food and Drug Administration (“FDA”) has a broad statutory mandate with respect to, among other products, foods, drugs, medical devices, and cosmetics. The FDA seeks to insure that products under its purview are safe and are not mislabeled. To the extent, for example, a Company product offering is ingested by customers, such product is regulated by the FDA.

The Company’s real estate business is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition and operating results could be adversely affected by any of the following factors. These risks and uncertainties, however, are not the only ones that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently thinks are immaterial, may also impair its business operations.

WWE has a limited operating history.

Though WWE’s management team has many years’ of experience in the direct response industry, WWE, founded in July, 2004, has only a limited operating history upon which an evaluation of WWE and its prospects can be based. WWE’s prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets, such as the direct response market.

The Company has incurred losses.

The Company incurred a loss for the year ended December 31, 2005 of $2,583,093. The Company’s management believes that the loss for the year ended December 31, 2005 was due to declining revenues from older product campaigns that were nearing the end of their life cycles and where funding was not available to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending for its beauty products, where initial losses are in incurred in order to generate future profitable revenue streams thereby allowing WWE to expand its Continuity programs. Additionally, the lack of funds did not allow WWE to purchase new inventory for some existing product lines, nor allow it to make investments in new product launches.

WWE expects to increase its infrastructure and operating expenditures in connection with carrying out its business strategy. WWE cannot assure that any of its business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

The Company has a limited amount of cash and may require additional financing in order to implement its business strategy.

The Company has recently completed the private placement of $2,410,000 of its 10% convertible preferred stock and warrants, the net proceeds of which were $2,040,595. These proceeds were used to fund the Company’s operations, fund new product launches, and reduce the Company’s working capital deficit. Nevertheless, the Company’s ability to meet its projected growth may require additional cash resources. Failure to obtain future financing could cause the Company to delay, scale back, or abandon its expansion plans. The Company may need to raise additional capital from equity or debt sources, which may impose limits on its financial and operating flexibility. The Company cannot assure that any financing arrangements will be available or, if available, that it will be on acceptable terms. Any additional issuance of equity or equity-related securities will be dilutive to our stockholders.

The Company may be unable to manage its growth or implement its business strategy.

Although the Company expects to experience significant growth in a relatively short period of time, it cannot assure that the growth the Company anticipates will occur, nor can the Company assure that it will be able to expand its product offerings, its client base and markets or implement the other features of the Company’s business strategy at the rate or to the extent presently planned. The Company’s business strategy for growth will place, a significant strain on its administrative, operational and financial resources.

The Company’s ability to continue growing may be affected by various factors, many of which are not within the Company’s control, including competition, its ability to hire and retain additional qualified executives and other personnel, and governmental regulation of the direct response industry in the United States. If the Company is unable to successfully manage its future growth, to establish and continue to upgrade its operating and financial control systems, to recruit and hire necessary personnel or to effectively manage unexpected expansion difficulties, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company may be unable to adapt to rapid industry change.

The direct response industry, the industry in which WWE operates, is characterized by constant new product introductions, and products constantly coming to the end of their product life cycles. To be successful, WWE must adapt to its rapidly changing markets by continually improving the responsiveness, products and features of its products and by developing new features to meet the needs of its customers. WWE’s success will depend, in part, on its ability to license marketable products from others, including inventors, enhance its existing products and services, and develop new offerings that address the needs of its customers.

If the Internet does not continue to grow as a medium, the Company’s business will suffer.

Although at the present time, approximately 25% of WWE’s business is generated from the Internet, the Company expects to increase this percentage. Accordingly, the future success of WWE’s business is substantially dependent upon the continued growth in the use of the Internet. However, the theft of customers’ credit card numbers and other personally identifiable information from Internet based file storage systems has become a problem. A breach of security on the Internet, even if WWE were not involved, could make consumers unwilling to guarantee purchases of products online with a credit card. Consequently, it is possible that consumers will never purchase products through the Internet to the degree necessary for WWE to achieve an acceptable level of profitability. To date, WWE has not experienced any breaches of its third party Internet network security systems.

The Company depends on its intellectual property.

The Company believes that the protection of its intellectual property rights is, and will continue to be, important to the success of its business. In this regard, if WWE obtains the exclusive licensing rights to a product developed by another, i.e., an inventor, the inventor will have ordinarily obtained the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the United States Patent and Trademark Office (“USPTO”). To the extent that the inventor has not previously obtained such intellectual property protection, the Company would assist the person to secure such protection. If WWE develops a product internally, it is responsible for filing the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the USPTO.

If the protection of WWE’s intellectual property rights is inadequate, WWE’s brand and reputation could be impaired and WWE could lose customers.

The direct response industry is highly competitive and the Company may be unable to compete effectively.

The direct response industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products. WWE expects that new competitors are likely to join existing competitors in this industry, including the market for Continuity programs that it targets. Some of WWE’s current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than WWE does. In this regard, larger, better-financed competitors may be able to spend more than WWE on front-end media in connection with the rollout a product under a Continuity program.

We do not expect to pay cash dividends on our common stock.

We presently do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The holders of our 10% convertible preferred stock are entitled to receive, out of funds legally available therefore, cumulative dividends at a rate equal to 10% of the convertible preferred stock’s original issue price, in cash, or at our option, in shares of common stock. Any accrued dividends on the convertible preferred stock must be paid in full before we can pay a dividend on our common stock. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

The Company needs to retain its key management personnel and hire additional qualified personnel.

The Company is dependent on the efforts of its executive officers and senior management and on its ability to hire and retain qualified management personnel. The loss of services by any of these individuals, could materially and adversely affect WWE’s business and its future prospects. WWE has entered into a three-year employment agreement with each of Jeffrey S. Edell (President and Co-Chief Executive Officer) and Nancy Duitch (Co-Chief Executive Officer and Chief Marketing Officer). Each executive can terminate his or her employment agreement on 60 days’ notice. The Company does not have employment agreements with any of its senior management team. In addition, the Company anticipates that in order to successfully implement its business strategy, the Company will be required to recruit and hire additional qualified personnel. Failure to attract and retain additional qualified personnel, including management personnel who will train and integrate the Company’s new employees in addition to their role in continuing to manage the Company’s growth strategy could adversely affect the Company.

Breaches in WWE’s third party Internet network security systems may adversely affect the Company.

WWE could lose customers and expose itself to liability if there are any breaches to WWE’s third party Internet network security systems, which in turn could jeopardize the security of confidential information stored on the Company’s behalf by such third party. To date, WWE has not experienced any breaches of its third party Internet network security systems. There can be no assurance that breaches of these Internet network security systems will not happen in the future.

The Company needs to attract new customers, retain its present customers, and maintain customer satisfaction.

WWE’s success will depend heavily on the extent to which it maintains and expands its customer base for WWE’s products. There is no assurance that WWE will succeed with this endeavor and if WWE does not attract new customers, retain its present customers, and maintain customer satisfaction, its growth strategy will be adversely affected.

The Company’s business may be adversely impacted because it is subject to regulation at the local, state, federal and international levels.

WWE is subject to varying degrees of international, federal, state and local regulation. Significant consumer protection regulations are imposed at each of these levels. All direct response marketers are governed by the Federal Trade Commission Act, including the Act’s provisions prohibiting deceptive practices in connection the advertising, marketing, and sale of consumer products. In addition, to the extent that a WWE product offering is ingested by customers, such product is regulated by the Food and Drug Administration. The commencement of a proceeding against WWE with respect to one or more of its products could have an adverse effect on WWE.

The Company’s business may be adversely impacted by “Headline Risk.”

Adverse publicity generated from, for example, a defective product, a product recall or the commencement of a proceeding by a governmental agency could discourage current customers from continuing to use WWE’s products or discourage prospective customers from trying its products. In addition the WWE’s suppliers, due to the adverse publicity, may refuse to do business with it. If any of these situations occur, WWE’s business will be adversely affected.

ITEM 2. PROPERTIES

The Company owns no property other than the property, which is included in its business of real estate held for rental, development and sale.

The Company’s direct response operations and corporate offices are located at the offices of WWE, which is located at 11872 La Grange Avenue, Los Angeles, California 90025. This facility has approximately 3,400 rentable square feet. The lease term is 60 months ending in February 14, 2009. The Company currently pays base rent of $6,829 per month, which will increase as follows: on February 15, 2006 to $7,034 per month; on February 15, 2007 to $7,245 per month; and on February 15, 2008 to $7,462 per month.

In addition, the Company leases a suite at 271 North Avenue, Suite 520, New Rochelle, NY 10801. The Company is utilizing this facility for its real estate business, the winding down of its discontinued operations, storage and as a secondary corporate office. The lease is for approximately 6,500 square feet. The monthly rent is $6,500; the lease expires on February 28, 2007. The Company is receiving $2,000 per month from a tenant under a month-to-month space sharing arrangement. The Company does not anticipate renewing this lease upon its expiration.

These facilities are in good repair and the Company believes that these properties are adequately covered by insurance. In addition, the Company believes that its existing facilities will be adequate to meet the Company’s needs for the foreseeable future. Should the Company need additional space, the Company believes it will be able to secure additional space at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation, except (i) a lawsuit relating to the title issue on the sale of the hotel site set forth in Note 5 “Real Estate Activities” of the Financial Statements, which involves $125,000 for which the Company has taken a 100% valuation allowance and (ii) the matter described in the following paragraph.

In May 2005, in the United States District Court, Eastern District of Virginia, Media Commerce Group, LLC d/b/a Brandseed (“Brandseed”) commenced a breach of contract action against WWE, Botopical LLC and Buckhead Marketing & Distribution, LLC. Brandseed was seeking $650,000 in monetary damages and declaratory relief with respect to its contract with certain of the defendants, as amended, for the provision of advertising and telemarketing services on behalf of defendants. WWE and the other defendants answered, denying the material allegations of the complaint and asserting two counterclaims. While the case was in the discovery stage, the parties entered into a settlement agreement. Under the settlement agreement, WWE agreed to pay Brandseed an aggregate of $450,000 pursuant to the following payment schedule: $190,000 on December 1, 2005; $200,000 on December 21, 2005; $20,000 on February 17, 2006; $20,000 on May 19, 2006: and $20,000 and August 18, 2006. As of April 14, 2006, the Company has made the first two payments under the settlement agreement.

FTC Consent Decree

On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order (the “Order”) resulting from an investigation that began in December, 2002. The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the Marketing of the Peel Away the Pounds Weight Loss System. The Order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only. The Order is binding upon the corporate successors and assigns. The Order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch. Ms. Duitch is a director, Co-Chief Executive Officer and Chief Marketing Officer of the Company, and through the Duitch Family Trust, beneficially owns approximately 29% of the Company’s outstanding common stock. The Order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence. This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND OTHER INFORMATION

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the OTC Bulletin Board® under the symbol MFCD.OB. The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board®. The information has been adjusted to reflect a 35% stock dividend of the Company’s common stock on August 24, 2005.

As a result of the accounting treatment for the acquisition on November 29, 2005 as a reverse merger, the stock price information has no relationship to the Company’s historical financial results and the Company does not believe this information provides any meaningful information concerning the performance of stock price before November 29, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High Bid	Low Bid

March 31, 2004	$2.59	$0.44
June 30, 2004	$2.30	$0.89
September 30, 2004	$2.04	$1.00
December 31, 2004	$2.07	$1.07
March 31, 2005	$1.48	$0.74
June 30, 2005	$0.81	$0.36
September 30, 2005	$2.04	$0.75
December 31, 2005	$2.14	$1.30

Holders

As of April 14, 2006, there were approximately 1,000 holders of record of the Company’s common stock representing about 1,800 beneficial owners of its shares. The number of record owners of common stock was approximated based upon the shareholders’ listing provided by the Company’s Transfer Agent.

Dividend Policy

The Company did not pay any cash dividends on its common stock during the years ended December 31, 2005, 2004 and 2003. The Company currently does not intend to pay any cash dividends on common stock. The Company’s Board of Directors declared a stock split in the form of a 35% stock dividend on the shares of its common stock outstanding on August 8, 2005, the record date for shareholders who would be entitled to receive 35/100 of a share of common stock, par value $.001 per share, for each one share of common stock owned of record on the close of business on August 8, 2005.

Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, the results of operations, capital requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, the terms of the 10% convertible preferred stock restricts the Company’s ability to pay dividends on its common stock. The holders of the 10% convertible preferred stock are entitled to receive cumulative preferential dividends at the rate equal to 10% of the purchase price of the preferred stock payable semi-annually in arrears. The payments are in cash or, at the Company’s option, in shares of common stock. Payments are due May 29 and November 29 of each year. The Company may not pay any dividends on its common stock before all dividends are paid on the 10% convertible preferred stock.

Securities Authorized for Issuance under Equity Compensation Plans

See Note 11 of Notes to the Consolidated Financial Statements for information relative to a compensation plan for the Company’s directors, which had not been previously approved by the Company’s securities holders and Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

The information required under Item 701 of Regulation S-K has been previously included in four Current Reports on Form 8-K filed by the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The merger on November 29, 2005 was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of the Company for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of the Company, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of the Company received by WWE stockholders in the acquisition, with differences between the par value of the Company’s and WWE’s common stock recorded as additional paid in capital.

This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes, which are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Fiscal Year Ended December 31,
	2005	2004	2003
Income Statement Data:
Total revenue	$8,098,665	$20,534,390	$53,240,657
Costs and expenses	10,344,550	19,000,263	52,974,163
Income (loss) from continuing operations	(2,245,885)	1,534,127	266,494
Other (expenses) net of other income	(286,272)	—	—

(Loss) income from continuing operations before provision for income taxes	(2,532,157)	1,534,127	266,494
Provision for income taxes	17,182	10,000	-
(Loss) income from continuing operations	(2,549,339)	1,524,127	266,494
(Loss) income from discontinued operations, net of taxes	(33,754)	—	—
Net (loss) income	$(2,583,093)	$1,524,127	$266,494

(Loss) earnings per share applicable to common shareholders:
(Loss) earnings from continuing operations	$(0.23)	$0.14	$0.02
(Loss) earnings from discontinued operations	—	—	—
Basic and diluted (loss) earnings per common share	$(0.23)	$0.14	$0.02

Number of shares used in computation of basic and diluted earnings per share	11,094,908	10,669,300	10,669,300

	As of December 31,
	2005	2004	2003
Balance Sheet Data:
Working Capital	$141,034	$(282,902)	$(2,054,058)
Total assets	10,590,173	1,542,155	1,180,319
Long-term debt	2,257,040	—	—
Common shareholders' equity (deficit)	3,811,201	(631,945)	(2,044,393)
Book value per share	0.24	(0.06)	(0.19)
Common shares outstanding	15,567,790	10,669,300	10,669,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and the Company's future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” and the cautionary note regarding “Forward-Looking Statements.” Other factors that could cause actual results to differ materially are the following: a legislative change in insurance regulations affecting the future collections of finance receivables in the Companies discontinued medical segment and adverse arbitration or court decisions on collectibility of purchased receivables, changes in the real estate and financial markets, environmental action by governments affecting development of real estate, and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission. The discussion and analysis below is based on the Company's Consolidated Financial Statements and related Notes thereto included herein and incorporated herein by reference.

Overview

On November 29, 2005, the Company (sometimes hereinafter referred to as “MFC”) completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. “WWE”, a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and the Company (hereafter to be referred as “MFC” prior to the Closing and the Company as the consolidated entity after the Closing), and WWE’s stockholders. MFC acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of MFC common stock. At the closing, 11,500,000 shares of MFC’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of the MFC’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, MFC note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of MFC common sock were issued for payment of legal fees. The form of the MFC Acquisition Agreement was filed with the SEC as an exhibit to the Company’s Current Report dated August 3, 2005.

As a result of the merger, former WWE stockholders hold a majority of the voting interest in MFC. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of MFC for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of MFC, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of MFC received by WWE stockholders in the acquisition, with differences between the par value of MFC and WWE’s stock recorded as additional paid in capital.

Simultaneous with the Closing on November 29, 2005, and continuing through December 30, 2005, WWE, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation 506 promulgated under the Securities Act, had engaged in a Private Placement Offering to “accredited investors” of a total subscription of 1,205,000 shares of the Company’s 10% convertible preferred stock (convertible into 2,410,000 shares of common stock) for $2,410,000, and warrants to purchase 1,205,000 shares of the Company’s common stock; each warrant entitling the holder to purchase one share of the Company’s common stock.

The Company operates two business segments consisting of the direct response business and the development and rental of real estate in New York and Connecticut. The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of MFC’s former medical division. The real estate and discontinued operations were acquired from MFC at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

Components of Revenue and Gross Profit

Sources of Revenue

Direct Response

The Company’s direct response business is conducted through WWE and its affiliates, the historical business of the Company after the Closing. WWE is a direct marketing and branding company specializing in health, beauty, fitness and home consumer products. WWE is in the business of building product brands and believes that it has found a successful formula that combines creativity and strategic analysis to optimize sales opportunities and profitability in this marketing space. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through innovative marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers. WWE also earns revenue from shipping and handling fees and by providing customer lists to third parties for a fee. Net sales are determined by subtracting an allowance for returns from gross product sales and list sales.

WWE seeks to distinguish itself from other direct marketing companies through the development of products that create a long term annuity stream of revenue through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer.

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No revenues were included in the Consolidated Financial Statements prior to November 29, 2005. Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

Hunter, New York

Yolo Equities Corp., a wholly owned subsidiary (“Yolo”). Yolo holds a mortgage on two real estate parcels and owns a 65-acre real estate parcel in Hunter, New York.

The 65-acre parcel, which was subject to a contract for sale, dated November 23, 2005, was sold on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000. Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President, and CEO of the Company and the current President of Yolo and a stockholder of the Company) and his affiliates), and (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000. The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing is subject to certain conditions. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale. The Company’s management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

The 65-acre property is in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. This property, which Mountaintrail plans to develop, is available for single family residences, townhouses, and condominium units. This undeveloped portion of acreage is adjacent to an existing 200 unit condominium development that MFC had previously participated in the development of. Included in the developed portion are properties that Yolo previously sold and holds mortgages on. These properties include a (1) a Clubhouse with swimming pool and six tennis courts, which Yolo sold in May 2005, in exchange for a second mortgage on the clubhouse, and (2) a hotel site, consisting of 10 plus acres, was sold on September 23, 2004. See Note 5 of Notes to Consolidated Financial Statements.

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005 the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with MFC, and the minority voting interests are recorded separately.

Costs of Goods Sold

Direct Response

Cost of goods sold consists primarily of (1) the landed costs of the finished goods received from third-party manufacturing partners, (2) fees to out-sourced call and fulfillment centers, which includes order processing, shipping and storage charges, freight charges for shipping to customers, and customer service, (3) royalties paid to the inventors of products, and (4) credit card processing fees.

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses from the date of acquisition through December 31, 2005.

Components of Operating Expenses

Selling Expenses

Selling expenses are the largest component of WWE’s cost structure and primarily consist of media expenditures and out-sourced infomercial production costs. The largest component of selling expenses is the cost of TV media.

General and Administrative Expenses

Direct Response

The largest component of general and administrative expenses is administrative employment costs and executive salaries that have not been allocated to corporate overhead. Other significant general and administrative expenses include liability insurance, legal fees, occupancy, and telecommunications costs.

Real Estate

General and administrative expenses primarily consist of real estate taxes, utilities and maintenance attributable to the office building in East Granby, Connecticut that was acquired in connection with the reverse merger on November 29, 2005.

Corporate Expenses

Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development. The Company expects that corporate expenses will increase since the status of WWE becoming the primary operating subsidiary of a public company on November 29, 2005. These costs will include additional senior management personnel, compliance and audit fees, directors’ fees, Director and Officer Liability Insurance, and the cost of shareholder communications.

Bad debts

The significant component of bad debt expense is when WWE ships a product with multiple credit payment terms, consisting of future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense.

Components of Other Items

Interest Expense, net

This item is recorded net of insignificant amounts of interest income.

Direct Response

Interest expense is primarily attributable to bridge loan financing and other debt which was converted to equity in connection with the reverse merger acquisition on November 29, 2005. The Company anticipates that most additional financing needs will be through equity sources, minimizing interest expense.

Real Estate

Interest expense from real estate consists of debt acquired from MFC’s real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,138,000 at December 31, 2005. The interest rate is 5.53 % through December 31, 2007. Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $183,000 before the interest rate change takes effect on December 31, 2007.

Bank loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $170,000 at December 31, 2005. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

Tenant improvement loan

Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005, and $189,615 for tenant improvements completed in 2006. Granby will begin making deferred construction payments in the aggregate of $16,090 per month in principal payments for 18 months beginning on May 15, 2006 along with accrued interest at the rate of 8% per annum from April 15, 2006.

Corporate

Series A and B Bonds were included in the net assets of MFC acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,00 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of March 31, 2006, the prime rate was 7.75% and the interest rate on these bonds was increased to 10.75% for the following quarter.

Minority Voting Interest in Net Income of Subsidiary

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. Simultaneous to the Closing on November 29, 2005 the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with MFC, and the minority voting interests (51%) are recorded separately.

Income taxes

Prior to the reverse merger acquisition on November 29, 2005, WWE was incorporated as a pass-through entity and, therefore, did not record income tax expense for federal purposes, and was subject to a reduced California tax rate of 1.5% as an S-Corporation. The State of California charges an $800 tax as well as an LLC fee that is based on gross receipts.

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to approximately $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. These losses will be available for future years, expiring through December 31, 2025.

Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of MFC, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005, MFC sold its continuing service obligations related to these receivables and the future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through part of 2006. Occupancy costs related to MFC’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and is not expected to be renewed.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition.

Allowance for Doubtful Accounts

Accounts receivable

WWE extends credit to customers and performs credit evaluations in the ordinary course of business.

Mortgage and note receivable

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

Finance receivables (discontinued assets)

Management's periodic evaluation of the adequacy of the allowance for loan losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry, and current economic conditions. When the Company estimates that a specific customer’s account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with the reverse merger on November 29, 2005. The excess of the costs in excess of the assets are related to the benefits WWE derived from MFC being a publicly traded company. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of goodwill may be impaired.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, the Company compares the current market value of the MFC stock compared to the negotiated value that was attributable to it in the reverse merger acquisition on November 29, 2005, to determine if an impairment loss should be recognized.

Deferred Tax Assets

Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company accounts for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers projected realization of tax benefits, book and taxable income trends, available tax strategies and the overall deferred tax position.

Revenue Recognition

Direct Response

Revenues are recognized when the product is shipped or picked up by the customer. Provisions for discounts to customers, estimated returns and allowances and other adjustments are provided for in the same period the sales are recorded. The return estimates are based on historical records. When no historical records of returns exist for a new product, revenue recognition is delayed until an accurate estimate of returns can be determined.

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

Effects of New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151 "Inventory Costs" ("FAS 151"). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations if the Company establishes a stock-based compensation plan.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets", ("FAS 153") an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. FAS 153 replaces the exception from fair value measurement in APB 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material impact on the Company's financial position or result of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company will comply with the provisions of FAS 154, although the impact of such adoption is not determinable at this time.

Proposed Transaction

In February 2006, the Company entered into an agreement with an investment banking firm to raise equity via a private placement (the “Offering”).

On April 12, 2006, the Company filed a Current Report on Form 8-K announcing that on April 11, 2006, the Company and Adsouth Partners, Inc. (“Adsouth”) announced the signing of a letter of intent wherein Adsouth agreed to sell all of its product brands from its consumer product portfolio to MFC in a cash and stock transaction valued at $9.5 million. The transaction, which is subject to a complete due diligence, the execution of a definitive agreement, and the satisfaction of closing conditions, is expected to close in the second quarter of 2006.

Results of Operations

As a result of the reverse merger acquisition on November 29, 2005, the pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of MFC for the periods prior to the date of the acquisition (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of MFC, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of MFC received by WWE stockholders in the acquisition, with differences between the par value of MFC and WWE’s stock recorded as additional paid in capital.

The following table summarizes the Company's changes in net revenue and gross profit from the Company’s direct response business (in thousands) for the periods indicated:

	Year ended December 31,				Year ended December 31,
			Change				Change
	2005	2004	$	%	2004	2003	$	%
Net revenue	$8,029	$20,534	$(12,505)	(61)%	$20,534	$53,241	$(32,707)	(61)%
Cost of sales	3,746	8,161	(4,415)	(54)%	8,161	28,167	(20,006)	(71)%
Gross profit	$4,283	$12,373	$(8,090)	(65)%	$12,373	$25,074	$(12,701)	(51)%
Gross profit %	53%	60%			60%	47%

Revenues and Gross Profit

Direct Response Marketing

Net Sales

Net sales for the year ended December 31, 2005 (“2005”) were approximately $8.0 million, a decrease of $12.5 million, or 61%, compared to net sales for the year ended December 31, 2004 (“2004”) of approximately $20.5 million. The decrease in net sales was due to declining revenues from older product campaigns that were nearing the end of their life cycles and where funding was not available to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending for its beauty products, where initial losses are in incurred in order to generate future profitable revenue streams thereby allowing WWE to expand its Continuity programs. Additionally, the lack of funds did not allow WWE to purchase new inventory for some existing product lines, nor allow it to make investments in new product launches.

Funds from previous product successes were distributed to the prior owners of Oldco and not retained by WWE to fund future growth after July 1, 2004, at the time when WWE acquired certain assets and rights to market and distribute various products from Oldco. WWE obtained partial new funding in November and December of 2005; too late to impact 2005 revenues. In addition, the Company lost its license to utilize the Botopical brand name, necessitating the relaunching of a new product brand called Youth Factor. The combined sales of those two brands decreased by approximately $9.0 million in 2005 compared to 2004.

Net sales for 2004 were approximately $20.5 million, a decrease of $32.7 million, or 61%, compared to net sales for the year ended December 31, 2003 (“2003”) of approximately $53.2 million. The decrease in revenue was attributable to several successful product ‘hits’ (Bun and Thigh Max and Peel Away the Pounds) that were nearing the end of their respective life cycles, and not replaced by new products in the pipeline with similar revenue streams. Additionally, the funds from the successful product launches were distributed to the prior owners of Oldco and, therefore, not available to sufficiently fund new marketing campaigns after July 1, 2004.

Gross Profit

Gross profit in 2005 was approximately $4.3 million, a decrease of $8.1 million, or 66%, compared to gross profit in 2004 of approximately $12.4 million. The decrease in gross profit was due to both a reduction in net sales as detailed above and lower profit margins on products that were sold in 2005, compared to those sold in 2004. Gross profit margins decreased primarily due to the launching of Youth Factor Beauty Care brand in 2005. A new brand launch typically has lower margins due to higher costs associated with acquiring new customers.

Gross profit in 2004 was approximately $12.4 million, a decrease of $12.7 million, or 51%, compared to gross profit in 2003 of approximately $25.1 million. The decrease in gross profit dollars was a result of the decrease in sales from 2004 to 2003, as discussed above. This decrease was, however, partially offset by an increase in gross profit margin/percentage related to a change in the product mix in 2004 compared to 2003. In 2004, the Botopical product line which accounted for 64% of net sales had a gross profit percentage of approximately 67%, whereas in 2003, a different product, Bun and Thigh Max, which accounted for 62% of the net sales, had a gross profit percentage of 43%.

Real Estate

The Company acquired the real estate activities of MFC on November 29, 2005. The revenue from the date of acquisition through December 31, 2005 was approximately $70,000, which was primarily rental income from the office building in East Granby, Connecticut.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Year ended December 31,				Year ended December 31,
			Change				Change
	2005	2004	$	%	2004	2003	$	%
Selling	$4,018	$8,771	$(4,753)	(54)%	$8,771	$20,554	$(11,783)	(57)%
General and administrative	2,177	2,095	82	4%	2,095	2,835	(740)	(26)%
Corporate expenses	359	—	359		—	—	—
FTC Settlement	—	—	—		—	1,000	(1,000)	(100)%
Bad debts	45	(27)	72	(267)%	(27)	419	(446)	(106)%

Selling Expenses

Direct Response Marketing

Selling expenses in 2005 were approximately $4.0 million, a decrease of $4.8 million, or 54%, compared to selling expenses in 2004 of approximately $8.8 million. Media spending for TV was $4.7 million less in 2005 compared to 2004 as a result of the elimination of products in 2005. The decrease in TV media was offset by a $460,000 increase in Internet media spending in accordance with the Company’s new business model. Infomercial production costs decreased in 2005 due to the production of a two minute beauty care product show, compared to the production of a 30 minute fitness product show in 2004.

Selling expenses in 2004 were approximately $8.8 million, a decrease of $11.8 million, or 57%, compared to selling expenses in 2003 of approximately $20.6 million. Media spending for TV was $12.3 million less in 2004 compared to 2003 due to products ending their life cycle, but as a percent of sales, remained consistent. Media spending on print campaigns increased by $565,000 in 2004 due to a new program with an outside vendor to promote WWE’s beauty products into a new channel of distribution.

Real Estate

The Company did not incur any selling expenses after the acquisition of MFC’s real estate business on November 29, 2005.

General and Administrative Expenses

Direct Response Marketing and Real Estate

General and administrative expenses in 2005 were approximately $2.2 million, an increase of $100,000, or 4%, compared to general and administrative expenses in 2004 of approximately $2.1 million. The increase in 2005 was due to an increase in employment costs as a result of replacing temporary labor with three full time employees.

General and administrative expenses from real estate activities were $45,000 from the acquisition of MFC on November 29, 2005 through December 31, 2005. These expenses primarily consisted of operating expenses of the office building in East Granby, Connecticut.

General and administrative expenses in 2004 were approximately $2.1 million, a decrease of $.7 million, or 26%, compared to general and administrative expenses in 2003 of approximately $2.8 million. The decrease was due to reductions in professional fees and travel expenses. Professional fees was higher in 2003 compared to 2004 due to expenses related to the foreign status of the former owner of Oldco and the cost of legal fees in connection with the $1,000,000 FTC settlement. Travel expense was higher in 2003 compared to 2004 due to the travel required to establish international sales.

Corporate Expenses

Corporate expenses in 2005 were approximately $359,000, compared to $-0- in both 2004 and 2003. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development. None of these costs were incurred prior to 2005.

FTC Settlement

FTC settlement was $-0- in 2005, $-0- in 2004, and $1,000,000 in 2003. On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order (the “Order”) resulting from an investigation that began in December, 2002. The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the Marketing of the Peel Away the Pounds Weight Loss System. The Order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only. The Order is binding upon the corporate successors and assigns. The Order essentially requires that any marketing of a weight loss product or service be substantiated by competent and reliable scientific evidence. As part of the Order, WWE paid $1,000,000 to the FTC in 2004, which was accrued in 2003.

Bad Debts

Direct Response Marketing

Bad debt expense in 2005 was $45,000, an increase of $72,000, compared to bad debt recoveries in 2004 of $27,000. The gross amount of bad debt expense in 2004 was $68,000. There were no significant recoveries in 2005. Without considering the effect of the recoveries received in 2004, gross bad debt expense decreased in 2005 by $23,000. The decrease was due to the decrease in sales from 2004 to 2005.

Bad debt recoveries in 2004 were $27,000, a decrease of $446,000, compared to bad debt expense in 2003 of $419,000. In 2003, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to 2004. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense. The decrease in bad debt expense in 2004 was also due to recoveries of $95,000 from a collection agency.

Real Estate

There was no bad debt expense in the real estate business acquired from MFC during the period from the date of acquisition on November 29, 2005 through December 31, 2005.

Interest Expense

Interest expense in 2005 was $280,000, compared to interest expense of $-0- in both 2004 and 2003. In 2005, $265,000 was related to the direct response business, and $15,000 was related to interest expense from November 29, 2005 through December 31, 2005 on debts that were acquired from MFC. Interest from the direct response business was due to the short term financing that was required in stages, from April 2005 until the Closing on November 29, 2005. Included in the cost of short term financing is $226,000, which is the fair value of 926,500 warrants to purchase common stock that were issued to bridge noteholders, and various creditors and vendors, as additional consideration to extend credit.

The major component of interest expense from MFC debts was $10,000 of mortgage interest on the office building in East Granby, Connecticut, and $4,000 of interest paid on the $450,000 balance of Series A and Series B Bonds.

Minority Voting Interest in Net Income of Subsidiary

Minority voting interests in net income of subsidiary in 2005 was $6,000, compared to $-0- in both 2004 and 2003. The amount in 2005 represents the amount due to the minority voting interests of Gateway Granby, LLC, from the date of acquisition of Granby on November 29, 2005 through December 31, 2005.

Discontinued Operations

Loss from discontinued operations in 2005 was $34,000, compared to $-0- in both 2004 and 2003. The loss in 2005 is due to the activities of the discontinued operations that was acquired from MFC, for the period from November 29, 2005 through December 3, 2005.

Net (Loss) Income

Net loss in 2005 was approximately $2.6 million, compared to net income in 2004 of approximately $1.5 million. The decrease in net income of $4.1 million is primarily due to the $12.5 million decease in sales, and the resulting $8.1 million decrease in gross profit, offset by the $4.8 million decrease in selling expenses.

Net income in 2004 was approximately $1.5 million, compared to net income in 2003 of approximately $.3 million. The increase in net income of $1.2 is primarily due to the increase in gross profit percentage, the $11.8 million decrease in selling expenses, and the $1million decrease in FTC settlement.

Liquidity and Capital Resources

Prior to WWE being formed on July 1, 2004, Oldco (defined below) funded operations primarily through cash flow from operations and owner financing. Prior to July 1, 2004, funds generated from successful product ‘hits’ were distributed to Oldco owners and were not available to fund future growth. Effective July 1, 2004, WWE was formed and acquired certain assets and rights to market and distribute various products (“Asset Purchase and Consulting Agreement”) of Abrev, LLC, BATM, LLC, Buckhead Marketing & Distribution, LLC, Botopical, LLC, Buca, LLC, PAP Systems, LLC, and Ryan, LLC (collectively, ”Oldco”).

The Company’s management believes that the loss for the year ended December 31, 2005 was due to declining revenues from older product campaigns that were nearing the end of their life cycles and where funding was not available to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending for its beauty products, where initial losses are incurred in order to generate future profitable revenue streams thereby allowing WWE to expand its Continuity programs. Additionally, the lack of funds did not allow WWE to purchase new inventory for some existing product lines, nor allow it to make investments in new product launches.

WWE expects to increase its infrastructure and operating expenditures in connection with carrying out its future business strategy.

WWE’s new business model is to distinguish itself from other direct marketing companies through the development of additional products that create a long term annuity stream of revenue through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer. In a Continuity program, WWE has the ability to “buy” customers, accepting a financial loss on the initial sales, because the subsequent continuity shipments will generate the required profits, and build a ‘brand’. The most significant difference between the initial sale and the continuity sale is the lack of two major cost elements for the continuity sale - media and telemarketing.

WWE will continue to need capital to meet the financial requirements that are necessary to be able to execute such a Continuity program. The primary requirement is the ability to finance the operating losses occurred in the initial execution phase of a program that generates initial negative cash flow during the first two to four months of the program.

WWE has other financial requirements for its products, whether it is a one-time product or a Continuity product. Before a product is ever marketed, WWE may have to expend funds to produce an infomercial which includes production and testing costs. Testing costs include acquiring media to conduct the test over a period of months until the show is ‘perfected’ in order to optimize customer response. WWE is generally given short credit terms on the purchase of its media. In addition, WWE must be able to order and pay for the product inventory in most cases from three to ten weeks in advance any revenue generation.

In order to meet these needs, on July 29, 2005, WWE and MFC entered into an agreement for the acquisition of 100% of WWE’s outstanding capital stock in exchange for shares of common stock of MFC. In connection with that acquisition, WWE sought to raise additional capital through convertible securities in a private placement. On November 29, 2005, MFC completed the acquisition of all the issued and outstanding shares of common stock of WWE.

Simultaneous with the Closing on November 29, 2005, and continuing through December 30, 2005, WWE, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation 506 promulgated under the Securities Act, had engaged in a Private Placement Offering to “accredited investors” of a total subscription of 1,205,000 shares of the Company’s 10% convertible preferred stock (convertible into 2,410,000 shares of common stock) for $2,410,000, and warrants to purchase 1,210,000 shares of the Company’s common stock; each warrant entitling the holder to purchase one share of the Company’s common stock.

As of December 31, 2005, the Company had working capital of $141,034. On March 27, 2006, the Company completed the sale of the 65-Acre property in Hunter, New York, and received approximately $689,000 in connection with the sale. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000. (See Note 5 of Notes to the Consolidated Financial Statements.) The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing under this agreement is subject to certain conditions.

Based on WWE’s limited working capital, new business model, and anticipated growth, the Company believes that its cash requirements will increase. In February 2006, to sustain these needs, the Company entered into an agreement with an investment banking firm to raise equity via a second private placement (the “Offering”). There is no assurance that this Offering will be successful.

If the Company is unable to complete the Offering by May 31, 2006, changes may be required to the business model in order to conserve cash, such as delaying further expansion of the continuity business and/or reducing advertising costs directed toward the direct response business.  The Company can also leverage some of its real estate assets. It could sell or refinance the office building in East Granby, Connecticut and/or sell its mortgage receivable to satisfy some of its cash requirements. The Company expects that the collection of its existing receivables from discontinued operations will supplement its cash flow.

Cash used by operations in 2005 was $2,355,000, as compared to $591,000 being used in 2004. The $1,764,000 net increase in cash used by operations in 2005 was due to a decrease in earnings of $3,625,000, net of adjustments for non-cash-items of $382,000, offset by fluctuations in operating assets and liabilities, primarily caused by timing differences.

Cash used by operations in 2004 was $591,000, as compared to $353,000 being provided in 2003. The $944,000 net decrease in cash provided by operations in 2004 was due to fluctuations in operating assets and liabilities, primarily caused by timing differences, offset by an increase in earnings of $808,000, net of negative adjustments for non-cash-items of $450,000.

Cash provided by investing activities was $135,000 in 2005 as compared to $15,000 being used in 2004. The increase in cash being provided in 2005 was primarily due to the cash acquired from MFC on November 29, 2005, offset by the direct costs $126,000 related to the MFC acquisition.

Cash used by investing activities was $15,000 in 2004 as compared to none being used or provided in 2003. The $15,000 increase in the use of cash in 2004 was due to the acquisition of fixed assets in 2004, compared to none being acquired in 2003.

Net cash provided by financing activities was $2,576,000 in 2005 as compared with $290,000 being provided in 2004. The $2,286,000 increase in cash being provided in 2005 was primarily due to the increase in net borrowings and the net proceeds from the Private Placement in connection with the Closing on November 29, 2005.

Net cash provided by financing activities was $290,000 in 2004 as compared with $116,000 being used in 2003. The $406,000 increase in cash being provided in 2004 was primarily due to fluctuations in net equity and loan payments between WWE’s officers, members and shareholders.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of December 31, 2005.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$2,959,256	$702,216	$301,448	$216,558	$1,739,034
Operating Leases	343,906	155,057	184,887	3,962	—
Total	$3,303,162	$857,273	$486,335	$220,520	$1,739,034

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

At December 31, 2005, the Company's debt that is sensitive to changes in rates, includes only the debt that was acquired in connection with the reverse merger acquisition on November 29, 2005. This debt consists of: (i) Series A bonds of $325,000 maturing through May 2007, (ii) Series B bonds of $125,000 maturing through September 2006, of which $100,000 was converted into 100,000 shares of common stock in February 2006, and (iii) the mortgage (the “Mortgage”) on the office building that located in East Granby, Connecticut, which matures on August 1, 2021.

Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum, nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. An interest rate increase would have a negative impact to the extent that the prime rate rises to above 6% and the Company maintains a balance in either of the Series A or Series B bonds. As of December 31, 2005, the prime rate was 7.25% and the interest rate on these bonds was increased to 10.25% for the following quarter. As long as the prime rate remains above 6%, an increase in the prime rate to 7% would have a maximum negative impact of approximately $3,500 per annum. For each additional 1% increase in the prime rate above 7%, the maximum negative impact would be approximately $3,500 per annum.

Under the Mortgage, the outstanding principle balance at December 31, 2005 was $2,138,000 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007. Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). At December 31, 2007, the next adjustment date, if the index is above 2.78%, the interest rate on the Mortgage would be subject to an increased rate for the next five year period ending December 31, 2012. For each additional 1% increase in the Index above 2.78%, the maximum negative impact would be approximately $4,000 for each of the years in the five year period ending December 31, 2012.

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

An interest rate change would not impact the Company's cash flows on the two fixed rate mortgages receivable and fixed rate bank loan, which were all acquired in connection with the Closing of the reverse merger on November 29, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and financial schedules are attached to this Report on Form 10-K following Part IV, Item 15:

Consolidated Financial Statements

As of December 31, 2005 and 2004 and for the years ended December31, 2005, 2004, 2003

The data required by all other schedules is either included in the Consolidated Financial Statements or is not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of the Company’s and WWE’s executive officers, as applicable, and the members of the Company’s Board of Directors as of the date of this report:

Name	Age	Position
Jeffrey S. Edell	48	President and Co-CEO and Director
Nancy Duitch	51	CMO, Co-CEO and Director
Victor Imbimbo	53	Director
Victor Brodsky	48	Vice President, Chief Financial Officer, and Secretary
Marian McNear	55	WWE Director of TV Media
Jeff Browning	51	WWE Director of Product Development and Quality Control
Robert Kodaira	47	WWE Director of Inventory
Paul McKenna	53	WWE Director of Fulfillment and Customer Service
Orrin Halper	44	WWE Controller
Greg Smith	37	WWE Director of Interactive Marketing

All officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the officers and directors.

Executive Officers

The following are the Company’s and WWE’s executive officers and senior management team:

Jeffrey S. Edell, age 48, was appointed on November 29, 2005 to serve as President and Co-CEO of the Company. Mr. Edell has been the President and Co-CEO of WWE since September 2004. Mr. Edell has successfully owned and operated many integrated entertainment and high tech companies for the past 25 years. From October, 2003 to December, 2004, Mr. Edell was a director of InterMix Media (owners of MySpace and Hydroderm) and from November, 2003, Mr. Edell served as its’ Chairman of the Board. Mr. Edell oversaw the transition of a company saddled with management, financing, stockholder, listing and SEC problems, to a newly listed AMEX company, cleared by the SEC, in which the stock price rose from $1.75 to over $6 per share during his 15 month tenure as Chairman. Intermix was subsequently sold to Newscorp for over $680 million in cash. From April, 2002 to September, 2003, Mr. Edell consulted with respect to various companies and projects. From November, 1995 to April, 2002, as CEO/President of Soundelux Entertainment Group (an integrated entertainment company), he oversaw the growth in revenue from $15 million to over $110 million and sold its’ entertainment division to Liberty Media Group resulting in over $90 million in cash to its stockholders. He has also had success in founding and building a software company named elabor, Inc. and selling its assets to Microsoft and ADP, respectively in 2002 and 2003. Initially out of business school, Mr. Edell obtained his CPA Certification while working at KPMG in Los Angeles, subsequently he was a partner in a Top 10 accounting firm in Los Angeles, California. Mr. Edell received his Bachelor of Science degree in Commerce and accounting from the McIntire School of Commerce at the University of Virginia.

Nancy Duitch, age 51, was appointed on November 29, 2005 to serve as Chief Marketing Officer and Co-CEO of the Company. Ms. Duitch was the founder of WWE and has been WWE’s CMO and Co-CEO since its inception. Ms. Duitch has been in the direct response industry for over 12 years. From August, 2001 to July 2004, she was the CEO of Buckhead Marketing Group, LLC, a company, which she founded. Prior to that she was a founder of and from January, 1999 to July, 2001, she was the President of One World Networks Integrated Technologies, Inc. (“OneWorldLive”), a multimedia direct response company where some of her creative product launches remain successfully airing after five years. Ms. Duitch has been the creative leader, product developer and contract manufacturer for some of the most successful direct marketing products in the industry, with total combined sales of over $1 billion attributed to her name. She is widely recognized as a superior product ‘picker’ and creative marketer with a higher-than-average ‘hit rate’ in the industry. Ms. Duitch has been profiled in Response TV Magazine as among the “25 Most Innovative Individuals” and “DRTV’s Angels.” Ms. Duitch has consistently participated in various civic and charitable endeavors, including the founding of Cardiac Arrhythmia Research & Education Foundation (C.A.R.E.), primarily focused on raising millions of dollars utilized in the prevention of sudden death in children and young adults.

Ms. Duitch is a party to the FTC Consent Order, which is described under Item 3 “Legal Proceedings” above.

Victor Brodsky, age 48, has been the Company’s Vice President and Chief Financial Officer since March, 1998 and was appointed the Company’s Secretary on November 29, 2005. Mr. Brodsky served as a Director of the Company from May, 2002 until November, 2005. He is a certified public accountant with broad business experience in finance. Mr. Brodsky was primarily responsible for successfully resolving all SEC comments on the two spin-offs that MFC has been a party to, prior to the stock acquisition of all WWE common stock. Prior to his employment at the Company, he was an accounting manager for 16 years at the CPA firm of Michael & Adest, in New York.

Senior Management

In addition to the Company’s executive officers, the Company has assembled a strong senior management team that is responsible for managing various aspects of the Company’s direct response business.

Marian McNear, age 55, has been WWE’s Director of TV Media since July, 2004. Prior thereto, Ms. McNear was employed by Buckhead Marketing and Distribution, LLC from August, 2001 to July, 2004, where she was Director of TV Media. Prior thereto, Ms. McNear was employed by OneWorldLive from March, 1999 to August, 2001, where she was Director of TV Media. McNear is a seasoned executive in the direct response TV business, with over 25 years experience in managing and integral in developing the traditional and direct response TV campaigns, product development, and consumer product campaigns at WWE, OWL Television, Inc., Williams Television Time, and Fredrickson Television.  At WWE, Ms McNear oversees the project management aspects of product development and design, performs the TV media buying, performs inbound call center oversight and performs backend marketing.

Jeff Browning, age 51, has been WWE’s Director of Product Development and Quality Control since July, 2004. Prior thereto, Mr. Browning was employed by Buckhead Marketing and Distribution, LLC from August, 2001 to July, 2004, where he was responsible for product development. Prior thereto, Mr. Browning was employed by OneWorldLive from December, 1999 to August, 2001, where he was responsible for product development. Mr. Browning has over 20 years experience in international sourcing and material management and 10 years of direct response product development including, Ab Trainer, Bun & Thigh Sculptor, Bun & Thigh Max. He is uniquely skilled in specialty sourcing for housewares, cosmetics, fitness products and nutritional supplements. He has developed turn-key manufacturing relationships in Canada, Asia, Mexico, Europe, and United States. At WWE, Mr. Browning is involved in day-to-day operations including product development, quality assurance, product sourcing, cost analysis, procurement planning and production manufacturing for all products.

Robert Kodaira, age 47, has been WWE’s Director of Inventory and responsible for the WWE’s IT Department since July, 2004. Prior thereto, Mr. Kodaira was employed by Buckhead Marketing and Distribution, LLC from January, 2002 to July, 2004, where he was Director of Inventory and responsible for the IT Department. Prior thereto, Mr. Kodaira was employed by OneWorldLive from February, 2000 to October, 2001, where he was Director of Inventory and responsible for the IT Department. Mr. Kodaira has over 22 years experience in retail management and analysis (Macy’s Department Stores (“Macy’s”), Robinsons-May Department Stores (“Robinsons”), Broadway Department Stores (“Broadway”)) and was responsible for planning, merchandising, and all allocating product for three divisions at Consolidated Stores, with an annual sales volumes in excess of $285 million. Mr. Kodaira also has prior management experience in inventory and analysis in the direct response industry (Kent & Spiegel Direct Inc. (“Kent & Spiegel”) and OneWorldLive). Mr. Kodaira oversees the forecasting, monitoring and analysis of inventory, material resources planning and systems integration.

Paul McKenna, age 53, has been WWE’s Director of Fulfillment and Customer Service since July, 2004. Prior thereto, Mr. McKenna was employed by Buckhead Marketing and Distribution, LLC from January, 2002 to July, 2004, where he was responsible for fulfillment. Prior thereto, Mr. McKenna was employed by OneWorldLive from January, 1999 to October, 2001, where he was responsible for fulfillment. Mr. McKenna has over 17 years of retail experience at various levels, for companies such as Robinsons, Broadway, Bullocks, Bullocks Wilshire division of May Department Stores (“Bullocks, Bullocks”), and Macy’s. He also possesses over 12 years experience in operations, warehouse/fulfillment, inventory and customer care at such companies as Kent & Spiegel, NewStar Media Inc., OneWorldLive and Buckhead Marketing & Distribution, LLC. He selects and manages fulfillment centers and the outside services needed to support multiply products; oversees the processing of all direct response, international and retail orders; reviews fulfillment invoicing and set-up and provides analysis and reports on fulfillment and customer service.

Orrin Halper, age 44, has been WWE’s Controller since October, 2004. From October, 2002 to October, 2004, Mr. Halper was the Controller for Creative Light Entertainment, LLC. From January, 2000 to October, 2002, Mr. Halper was Director of Finance for Icon Productions, Inc. From January, 1995 to January, 2000, he was the Controller for Soundelux Entertainment Group, Inc., a position he held reporting to Mr. Edell for 4 years. Prior to that, he was an accounting manager with various local accounting firms. Mr. Halper is a CPA with over 20 years experience in both public accounting and in private industry.

Greg Smith, age 37, has been WWE’s Director of Interactive Marketing since September, 2005. Prior thereto, Mr. Smith was employed by Wicked Smart Marketing from December, 2002 to August, 2005, as Vice President of Marketing in charge of the day-to-day activities of the agency, including online advertising sales and negotiations, production, creative, and client services. Prior thereto, Mr. Smith was employed by ASMP from February, 2000 to November, 2002, as Vice President Marketing and Communications responsible for strategic planning and execution of marketing and public relations campaigns. At WWE, Mr. Smith is responsible for strategizing and overseeing all online and interactive marketing initiatives. Smith is also a producer on the film Freedom House for Warner Bros. Mr. Smith is a member of the Academy of Television Arts & Sciences and the Ad Club of Los Angeles. Mr. Smith graduated from the University of Texas at Austin with a BS in Communications.

Board of Directors

The members of the Company’s Board of Directors are Victor Imbimbo, Jeffrey S. Edell, and Nancy Duitch.

Victor Imbimbo, age 53, was appointed on November 29, 2005 to serve as a member of the Company’s board of directors until the Company’s next annual stockholders meeting and until his successor has been duly qualified. Mr. Imbimbo has over 25 years’ experience in all aspects of brand management, sales support, advertising, relationship marketing, and promotional marketing. Since 2002, Mr. Imbimbo was engaged by TBWA\Chiat\Day, a division of Omnicom, as the President of TBWA\WorldHealth and Executive Group Director of TBWA/Chiat\ Day. His responsibilities included establishing and supervising a viable healthcare division for that company. Prior to that engagement, Mr. Imbimbo in 1997 founded Bedrock Communications, Inc., a firm specializing in digital communications solutions. During his tenure at Bedrock, Mr. Imbimbo served as its chief executive officer. Mr. Imbimbo received his B.S. in Biology and Masters in Business Management from Purdue University.

Jeffrey S. Edell was appointed on November 29, 2005 to serve as a member of the Company’s Board of Directors until the Company’s next annual stockholders meeting and until his successor has been duly qualified. Mr. Edell’s background information is set forth under the heading “Executive Officers”.

Nancy Duitch was appointed on November 29, 2005 to serve as a member of the Company’s Board of Directors until the Company’s next annual stockholders meeting and until her successor has been duly qualified. Ms. Duitch’s background information is set forth under the heading “Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and greater than 10% beneficial stockholders, the Company believes that since the effective date of the Company's registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the Closing of the reverse merger on November 29, 2005, the named executive officers of the Company were Lester Tanner and Victor Brodsky. From and after the Closing of the reverse merger, the named executive officers of the Company are Jeffrey S. Edell and Nancy Duitch (formerly named executive officers of WWE), and Victor Brodsky. The first compensation table provides historical compensation information about WWE’s named executive officers; the second compensation table provides historical compensation information about the Company’s named executive officers prior to November 29, 2005.

The following compensation table sets forth for the year ended December 31, 2005 the cash and certain other compensation earned by WWE’s named executive officers. No other executive officer’s annual salary and bonus aside from the previously named executive officers exceeded $100,000 during the year ended December 31, 2005:

	Annual Compensation of WWE’s Named Executive Officers for the Fiscal Year ended December 31, 2005
Name and Principal Position	Salary ($)	Bonus ($)	Other Annual Comp.($)(1)
Jeffrey S. Edell, President and CEO	$250,000	0
Nancy Duitch, CMO and Co-CEO	$250,000	0

(1)	The annual amount of prerequisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for named executive and has, therefore, been omitted.

The following compensation table sets forth the three fiscal years ended February 28, 2005, 2004 and 2003 compensation paid by the Company, including salaries, bonuses and certain other compensation, to the following named executive officers of the Company in those periods:

Annual Compensation of the Company’s Named Executive Officers
for the Last Three Fiscal Years ended February 28

	Fiscal Year			Other Annual
Name and Principal Position	Ended 2/28(1)	Salary($)	Bonus($)	Comp.($)(2)

Lester Tanner,	2005	175,000		12,500
President and CEO(3)	2004	175,000	—	12,500
	2003	156,000	—	12,500

Victor Brodsky,	2005	160,000	12,500	12,500
Vice President and CFO	2004	160,000	27,500	12,500
	2003	150,000	27,500	12,500

(1)	Effective November 29, 2005, the Company changed its fiscal year to a calendar year.

(2)	The amounts in this column represent automobile allowances and certain unaccountable and reasonable expense allowances.

(3)	Mr. Tanner resigned all offices with the Company on November 29, 2005. He has continued to serve as President of Yolo Equities Corp., a wholly-owned subsidiary of the Company.

Compensation of Directors

Since November 29, 2005, no Company director is entitled to receive any remuneration for serving as a member of the Company’s board of directors, except that any non-employee director is entitled to receive $750 for each meeting of the board that he attends. Directors will be reimbursed their reasonable expenses incurred in connection with attending each board meeting.

The Company’s compensation plan for the members of its board of directors prior to November 29, 2005 was as follows: directors who were also employees of the Company received no remuneration for services as a member of the board or any committee of the board.  Each director who was not then an employee received $750 for each meeting of the board that he attended.  In addition, each non-employee director received compensation for services rendered as a member of a committee of the board in the sum of $750 for each meeting of a committee that he attended. The total compensation paid to the non-employee directors in the fiscal year ended February 28, 2005 was $13,500. Each director who was not then an employee was automatically granted a five-year option to purchase 1,500 shares of common stock on the date on which the annual meeting of the Company's stockholders was held each year if he was re-elected at that meeting.  The purchase price of the common stock covered by such options was the mean between the high bid and low asked price at the close of trading on the date of grant.

The following chart sets forth certain information relative to options which had been issued to each former non-employee director of the Company and which are outstanding as of the date of this report.

Outstanding Stock Options Held by Former Non-Employee Directors of the Company
		Original			As Adjusted(1)
Director		Shares	Price	Total	Shares	Price	Total

Anders R. Sterner
Expires	7/19/06	1,500	$1.00	$1,500	2,025	$0.741	$1,500
	7/18/07	1,500	2.00	3,000	2,025	1.481	3,000
	7/17/08	1,500	1.40	2,100	2,025	1.037	2,100
	7/15/09	1,500	1.70	2,550	2,025	1.259	2,550
	7/21/10	1,500	2.10	3,150	2,025	1.556	3,150

Jay Hirschson
Expires	7/15/09	1,500	$1.70	$2,550	2,025	$1.259	$2,550
	7/21/10	1,500	2.10	3,150	2,025	1.556	3,150

Steven Kevorkian
Expires	7/15/09	1,500	$1.70	$2,550	2,025	$1.259	$2,550
	7/21/10	1,500	2.10	3,150	2,025	1.556	3,150

David Michael
Expires	7/19/06	1,500	$1.00	$1,500	2,025	$0.741	$1,500
	7/18/07	1,500	2.00	3,000	2,025	1.481	3,000
	7/17/08	1,500	1.40	2,100	2,025	1.037	2,100

Allan Kornfeld
Expires	7/19/06	1,500	$1.00	$1,500	2,025	$0.741	$1,500
	7/18/07	1,500	2.00	3,000	2,025	1.481	3,000

Totals		21,000		$34,800	28,350		$34,800

(1)	Adjusted for a 35% stock dividend approved by the Company’s board of directors for stockholders of record on August 8, 2005.

Stock Option Plan and 401(k) Plan

The Company does not have any stock option plans, deferred compensation plans, pension plans, or 401(k) plans.

Employment Agreements and Consulting Agreement

Effective April 1, 2005, each of Mr. Edell and Ms. Duitch have entered into an employment agreement with WWE. Each executive’s employment agreement is for a term of three years, terminable by the applicable executive on 60 days’ notice and terminable by WWE for “cause”. The applicable executive’s annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and the applicable executive is entitled to a performance bonus based on exceeding the following EBITDA targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million. Executives holding the combined positions of President and/or CEO- presently Mr Edell and Ms Duitch-are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year. The applicable executive is entitled to a monthly car allowance of $1,000 and is entitled to health, medical and other benefits as adopted by WWE’s Board of Directors from time to time. Each executive is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

Mr. Ralf Leszinski has entered into a consulting agreement with WWE. Under the consulting agreement, WWE is obligated for a period of 36 months, commencing December, 2005 to pay Mr. Leszinski $17,500 per month in consideration of Mr. Leszinski’s providing consulting services. WWE is also obligated to reimburse Mr. Leszinski for certain travel and related expenses.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees.  It is available on the Company's website at www.wwexcellence.com and stockholders may obtain a paper copy by writing to the Secretary at the address set forth on page 1.  Any amendment to the Code of Ethics, or waiver thereof, will be disclosed on the website promptly after its date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of the Company’s outstanding common stock by (a) each of the Company’s officers and directors; (b) each beneficial owner of five (5%) percent or more of the Company’s outstanding common stock; and (c) the directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percent of Class(1)
Jeffrey S. Edell*(2)	4,352,957	27.96
Nancy Duitch*(3)	4,613,543	29.64
Victor Imbimbo*(4)	75,000.48
Victor Brodsky*(4)	238,603	1.52

Lester Tanner*(4)	892,449	5.71

Ralf Leszinski Landsral Finance Establishment Aeulestrasse 80 Postfach 568 FL-9490 Vaduz Liechtenstein	850,000	5.46
Executive officers and Directors as a group (5 persons)	10,172,552	64.26

*	The address of the indicated individual is c/o Worldwide Excellence, Inc., 11872 La Grange Avenue, Los Angeles, California 90025.

(1)	Based on 15,567,790 outstanding shares of MFC Common Stock on February 15, 2006.

(2)	Includes shares beneficially owned by the Edell Family Trust.

(3)	Includes shares beneficially owned by the Duitch Family Trust.

(4)
Includes shares deemed to be beneficially owned by the indicated person under Rule 13d-3 of the Exchange Act (“Rule 13d-3”). For the purposes of Rule 13d-3, (A) Mr. Imbimbo is deemed to own 75,000 shares of the Company’s common stock; (B) Mr. Brodsky is deemed to own 125,000 shares of the Company’s common stock; and (C) Mr. Tanner is deemed to own 62,500 shares of the Company’s common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 29, 2005, in connection with the Closing of the reverse merger,

(a) Lester Tanner, the Company’s then Chairman of the Board, President, and Chief Executive Officer and 20% stockholder of the Company and current President of Yolo Equities Corp., a wholly owned Company subsidiary (“Yolo”), and 5% stockholder of the Company, was issued 100,000 shares of the Company’s common stock in consideration for the conversion of certain of the Company’s bonds owned by Mr. Tanner in the principal amount of $100,000; the conversion price for the Company bonds owned by Mr. Tanner and others was determined by negotiation between the Company and WWE in connection with the execution and delivery of the stock acquisition agreement dated as of July 29, 2005 among WWE, WWE’s stockholders, and the Company (the “Stock Acquisition Agreement”); and

(b) Anders Sterner, a then Company director and stockholder of the Company, was issued 75,000 shares of the Company’s common stock in consideration for the conversion of certain of the Company’s bonds owned by Mr. Sterner in the principal amount of $75,000; the conversion price for the Company bonds owned by Mr. Sterner and others was determined by negotiation between the Company and WWE in connection with the execution and delivery of the previously mentioned Stock Acquisition Agreement.

In July, 2005, under the terms of the Stock Acquisition Agreement, Lester Tanner agreed to defer for 90 days from the Closing, the payment to him of any accrued but unpaid salary At the time of the Closing, the amount of the accrued but unpaid salary was of $163,424 (the “Deferred Compensation”). Mr. Tanner reserved the right during the deferral period to receive shares of the Company’s common stock, at a conversion price of $1.50 per share, in lieu of the payment of the Deferred Compensation. On December 21, 2005, Mr. Tanner agreed to convert his Deferred Compensation of $163,424 into 108,949 shares of the Company’s common stock, at the conversion rate of $1.50 per share. The conversion price for the shares of the Company’s common stock issued to Mr. Tanner in lieu of the payment of Deferred Compensation was determined by negotiation between the Company and WWE in connection with the execution and delivery of the Stock Acquisition Agreement.

Under a Contract of Sale dated as of November 23, 2005, Yolo agreed to sell a 65 acre parcel of undeveloped real estate in Hunter, New York to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000. Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President, and CEO of the Company and the current President of Yolo and a stockholder of the Company) and his affiliates), and (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000. The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing is subject to certain conditions. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale. The Company’s management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Fees for professional services rendered by Holtz Rubenstein Reminick LLP (“HRR”) in connection with the audit of the Company’s annual financial statements for the year ended December 31, 2005 and reviews of the Company Forms 10-Q for the fiscal year were approximately $105,000, and in addition, $2,000 of audit fees were billed for the prior fiscal year. Of the fees aggregating approximately $105,000, the Company’s audit committee has approved the payment of fees aggregating $55,000; the remainder of the billed fees is subject to review.

Fees for professional services rendered by HRR LLP in connection with the audit of the Company’s annual financial statements for the year ended February 28, 2005 and reviews of the Company Forms 10-Q for the fiscal year were approximately $54,000, and in addition, $9,000 of audit fees were billed for the prior fiscal year.

Audit-Related Fees

For the year ended December 31, 2005, fees were approximately $2,000 for professional services rendered by HRR, in connection with attending the Company’s annual shareholder meeting on July 21, 2005.

Tax Fees

For the year ended December 31, 2005, fees were approximately $4,000 for professional services rendered by HRR, in connection with tax research relating to the Company’s net operating losses that would be available to carry forward after the contemplated reverse merger.

All Other Fees

For the year ended December 31, 2005, fees were approximately $7,000 for professional services rendered by HRR, in connection with accounting issues relating to the contemplated reverse merger.

For the year ended February 28, 2005, fees were approximately $11,000 for professional services rendered by HRR, in connection with the review of the Company’s three responses to an SEC comment letter and the related follow-up comments.

Audit Committee Approval

In connection with tax fees and “all other fees” rendered by HRR, $55,000 of these fees were approved in writing by the audit committee prior to commencement of services. Approval of services with respect to which compensation in the sum of $50,000 is claimed, is under consideration by the audit committee. A written description of the fees to be rendered was submitted to the audit committee. The audit committee was not consulted in connection with approving the $2,000 fee for attending the annual shareholders meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

As of December 31, 2005 and 2004 and for the years ended December31, 2005, 2004, 2003

The data required by all other schedules is either included in the Consolidated Financial Statements or is not required.

(b) Exhibits: A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2006.

MFC DEVELOPMENT CORP.

/s/ VICTOR BRODSKY
Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2006.

/s/ JEFFREY S. EDELL
Jeffrey S. Edell President and Director (Co-Chief Executive Officer)

/s/ NANCY DUITCH
Nancy Duitch Director (Co-Chief Executive Officer)

/s/ VICTOR IMBIMBO
Victor Imbimbo Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Worldwide Excellence, Inc. (f/k/a Buckhead Marketing & Distribution, Inc.), as amended.*
3.2	By-laws of Buckhead Marketing & Distribution, Inc. (n/k/a Worldwide Excellence, Inc.)*
4.1	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005.*
4.2	Form of MFC Development Corp. Warrant, Commencement Date-November 29, 2005.*
10.1	Employment Agreement dated as of April 1, 2004 of Jeffrey S. Edell.*
10.2	Employment Agreement dated as of April 1, 2004 of Nancy Duitch.*
21.1	Subsidiaries of the Company.*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.*

*	Filed herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MFC Development Corp., Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MFC Development Corp., Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedules listed in the Index at Item 15(a) for the year ended December 31, 2005. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MFC Development Corp., Inc. and its subsidiaries at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York March 10, 2006 (except for Note 5, as to which the date is March 27, 2006)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
WORLDWIDE EXCELLENCE, INC. AND RELATED ENTITIES
Los Angeles, California

We have audited the accompanying combined balance sheets of Worldwide Excellence, Inc. and related entities (the "Companies") as of December 31, 2004 and 2003, and the related combined statements of income, stockholders' deficit and cash flows for the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Worldwide Excellence, Inc. and related entities as of December 31, 2004 and 2003, and the combined results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RBZ, LLP

December 21, 2005

MFC Development Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$356,331	$—
Accounts receivable, net	238,289	205,000
Mortgage and note receivable	147,109	—
Inventories	631,818	867,728
Infomercial production costs	456,411	253,465
Deposits	172,633	159,777
Real estate held for sale	895,815	—
Other current assets	224,999	34,399
Assets of discontinued operations	327,089	—
Total current assets	3,450,494	1,520,369

Property and equipment, net	37,946	21,786

Other assets:
Restricted cash	67,355	—
Real estate held for rental, development and sale	4,295,474	—
Mortgage and note receivable	318,640	—
Deferred costs, net	173,790	—
Deferred tax asset, net	1,016,811	—
Goodwill	1,229,663	—
Total other assets	7,101,733	—
Total assets	$10,590,173	$1,542,155

See accompanying notes.

MFC Development Corp. and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2005	2004

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft	$—	$30,510
Accounts payable and accrued expenses	2,496,003	1,772,761
Current portion of notes payable	702,216	—
Due to unconsolidated affiliates	—	221,647
Other current liabilities	25,549	—
Liabilities of discontinued operations	85,692	—
Total current liabilities	3,309,460	2,024,918

Other liabilities:
Notes payable	2,257,040	—
Due to related party	—	149,182
Total other liabilities	2,257,040	149,182

Total liabilities	5,566,500	2,174,100

Minority voting interest in subsidiary	1,212,472	-

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 1,205,000 shares Series A at December 31, 2005 and -0- at December 31, 2004	2,410	—
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 15,567,790 shares at December 31, 2005 and 10,000 shares at December 31, 2004	15,568	100
Capital in excess of par value	7,058,261	49,900
Accumulated deficit	(3,265,038)	(681,945)
Total stockholders' equity	3,811,201	(631,945)
Total liabilities and stockholders' equity	$10,590,173	$1,542,155

See accompanying notes.

MFC Development Corp. and Subsidiaries
Consolidated Statements of Operations

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues
Direct response marketing	$8,028,972	$20,534,390	$53,240,657
Real estate activities	69,693	—	—
Total revenues	8,098,665	20,534,390	53,240,657

Costs and expenses
Cost of sales	3,745,753	8,161,333	28,166,668
Selling	4,018,196	8,771,359	20,553,687
General and administrative	2,176,846	2,095,347	2,835,066
Corporate expenses	359,246	—	—
FTC settlement	—	—	1,000,000
Bad debts	44,509	(27,776)	418,742
Total costs and expenses	10,344,550	19,000,263	52,974,163

(Loss) income from operations	(2,245,885)	1,534,127	266,494

Other income (expense):
Interest expense, net	(280,336)	—	—
Minority voting interest in net income of subsidiary	(5,936)	—	—
	(286,272)	—	—

(Loss) income from continuing operations before provision for income taxes	(2,532,157)	1,534,127	266,494
Provision for income taxes	17,182	10,000	—
(Loss) income from continuing operations	(2,549,339)	1,524,127	266,494

(Loss) income from discontinued operations, net of taxes	(33,754)	—	—

Net (loss) income	(2,583,093)	1,524,127	266,494
Preferred stock dividends	15,964	—	—
Net loss applicable to common stockholders	$(2,599,057)	$1,524,127	$266,494

(Loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.23)	$0.14	$0.02
(Loss) earnings from discontinued operations	—	—	—
Basic and diluted (loss) earnings per common share	$(0.23)	$0.14	$0.02

Number of shares used in computation of basic and diluted earnings per share	11,094,908	10,669,300	10,669,300

See accompanying notes.

MFC Development Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stock- holders' Equity

Balance, December 31, 2002	—	$—	—	$—	$—	$(2,195,054)	$(2,195,054)
Distributions	—	—	—	—	—	(125,833)	(125,833)
Contributions	—	—	—	—	—	10,000	10,000
Net income	—	—	—	—	—	266,494	266,494
Balance, December 31, 2003	—	—	—	—	—	(2,044,393)	(2,044,393)
Distributions	—	—	—	—	—	(40,000)	(40,000)
Contributions	—	—	—	—	—	99,968	99,968
Issuance of common stock	—	—	10,000	100	49,900	—	50,000
Net income	—	—	—	—	—	1,524,127	1,524,127
Balance, as previously reported, December 31, 2004	—	—	10,000	100	49,900	(460,298)	(410,298)
Adjustment to give effect to	—	—	—	—	—	—	—
decombination of unconsolidated	—	—	—	—	—	—	—
affiliates	—	—	—	—	—	(221,647)	(221,647)
Adjusted Balance, December 31, 2004	—	—	10,000	100	49,900	(681,945)	(631,945)
Adjustment related to issuance of shares to the shareholders of Worldwide Excellence, Inc in connection with the reverse merger on November 29, 2005	—	—	10,659,300	10,569	(10,569)	—	—
Fair value of warrants granted as additional consideration for debt	—	—	—	—	225,579	—	225,579
Contributions	—	—	5,700	6	31,851	—	31,857
Debt conversion	—	—	825,000	825	649,175	—	650,000
Shares issued in connection with reverse merger on November 29, 2005:
Acquisition of MFC Development Corp	—	—	2,699,611	2,700	2,696,911	—	2,699,611
Shares issued for conversion of debt	—	—	500,000	500	499,500	—	500,000
Shares issued to finders	—	—	710,000	710	709,290	—	710,000
Shares issued for attorney's fees	—	—	35,000	35	34,965	—	35,000
Issuance of preferred stock	1,205,000	2,410	—	—	2,407,590	—	2,410,000
Costs of preferred stock issuance					(420,578)	—	(420,578)
Conversion of deferred salaries	—	—	123,179	123	184,647	—	184,770
Net loss	—	—	—	—	—	(2,583,093)	(2,583,093)
Balance, December 31, 2005	1,205,000	$2,410	15,567,790	$15,568	$7,058,261	$(3,265,038)	$3,811,201

See accompanying notes.

MFC Development Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Cash flows from operating activities
Net (loss) income	$(2,583,093)	$1,524,127	$266,494
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	179,617	2,454	4,907
Bad debts (recoveries)	44,509	(27,776)	418,742
Minority voting interest in net income of subsidiary	5,936	—	—
Fair value of warrants granted as additional cosideration for debt	225,579	—	—
Changes in operating assets and liabilities:
Accounts receivable	(77,798)	29,066	1,352,627
Inventories	235,910	(647,362)	291,410
Other current assets	(95,290)	(34,399)	—
Assets of discontinued operations	19,866	—	—
Infomercial production costs	(356,280)	(253,465)	—
Deposits	(12,856)	267,726	462,524
Restricted cash	(101)	—	—
Deferred costs	(65,756)	—	—
Accounts payable, accrued expenses and taxes	191,922	(1,451,951)	(2,444,135)
Due to participants on property previously sold	(52,500)	—	—
Liabilities of discontinued operations	(14,410)	—	—
Net cash (used in) provided by operating activities	(2,354,745)	(591,580)	352,569

Cash flows from investing activities
Capital expenditures and intangible assets	(24,081)	(14,575)	—
Acquisition costs	(126,652)	—	—
Cash acquired in acquisition	285,402	—	—
Net cash provided by (used in) investing activities	134,669	(14,575)	—

Cash flows from financing activities
(Decrease) increase in bank overdraft	(30,510)	30,510	—
Proceeds of notes payable	1,525,000	—	—
Principal payments on notes payable	(73,833)	—	—
Due to unconsolidated affiliates	(221,647)	—	—
Net proceeds from due to related parties	(117,382)	149,182	—
Issuance of preferred stock	1,635,000	—	—
Costs incurred for the issuance of preferred stock	(140,278)	—	—
Capital contributions	57	149,968	—
Member contributions	—	—	10,000
Member distributions	—	(40,000)	(125,833)
Net cash provided by (used in) financing activities	2,576,407	289,660	(115,833)

Net increase (decrease) increase in cash and cash equivalents	356,331	(316,495)	236,736
Cash and cash equivalents, beginning of year	—	316,495	79,759
Cash and cash equivalents, end of year	$356,331	$—	$316,495

Additional cash flow information
Interest paid	$88,296	$—	$—
Income taxes paid	$4,887	$7,111	$—

Non-cash investing and financing activities
Acquisition of net assets of MFC Development Corp in
reverse merger on November 29, 2005	$2,841,600	$—	$—
Conversion of debt to stock	$1,641,570	$—	$—

See accompanying notes.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization of the Company

The consolidated financial statements consist of MFC Development Corp. (the "Company") and its wholly-owned subsidiaries.

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware as PSI Food Services, Inc. On August 9, 2000, the Company changed its name to MFC Development Corp. and increased authorized capital stock from 2,000,000 shares common stock, par value $.10 per share to 2,000,000 shares preferred stock, par value $.001 per share and 40,000,000 shares common stock, par value $.001 per share. On October 26, 2005, the Board of Directors authorized the Company to issue 1,787,500 shares of convertible preferred stock. The Board of Directors is authorized at any time to change the rights, preferences and limitations of unissued preferred stock.

On November 29, 2005, the Company completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. (“WWE”), a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and the Company (hereafter to be referred as “MFC” prior to the Closing and the Company as the consolidated entity after the Closing), and WWE’s stockholders. MFC acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of MFC common stock. At the closing, 11,500,000 shares of MFC’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of the MFC’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, MFC note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of MFC common stock were issued for payment of legal fees. The form of the MFC Acquisition Agreement was filed with the SEC as an exhibit to the Company’s Current Report dated August 3, 2005.

As a result of the merger, former WWE stockholders hold a majority of the voting interest in MFC. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of MFC for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of MFC, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of MFC received by WWE stockholders in the acquisition, with differences between the par value of MFC and WWE’s stock recorded as additional paid in capital.

At the Closing, MFC delivered 3,000,000 shares of MFC Common Stock to an escrow agent and delivered 600,000 shares of MFC Common Stock to the same escrow agent (collectively, the “Earn-Out Shares”) to be held under the terms of separate escrow agreements. 3,000,000 Earn-Out Shares would be released to certain former WWE stockholders and 600,000 Earn-Out Shares would be released to certain then current MFC stockholders, respectively, if WWE’s Cumulative Net Income target of $3,000,000, as defined in the applicable escrow agreement, is met by December 31, 2006. If the Cumulative Net Income target is not met by December 31, 2006, then WWE would have until March 31, 2007 to meet the Cumulative Net Income target. If the Cumulative Net Income target is not met in either circumstance, the Earn-Out Shares would be returned to the Company for cancellation. The Earn-Out Shares would first be available to satisfy any indemnification obligations of WWE or MFC, as applicable, under the MFC Acquisition Agreement. Assuming the foregoing indemnification obligations have been satisfied or released, the remaining Earn-Out Shares, if any, would be distributed to the stockholders entitled thereto.

Simultaneous with the Closing on November 29, 2005, and continuing through December 30, 2005, WWE, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation 506 promulgated under the Securities Act, had engaged in a Private Placement Offering to “accredited investors” of a total subscription of 1,205,000 shares of the Company’s 10% convertible preferred stock (convertible into 2,410,000 shares of common stock) for $2,410,000, and warrants to purchase 1,205,000 shares of the Company’s common stock; each warrant entitling the holder to purchase one share of the Company’s common stock.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective July 1, 2004, WWE acquired certain assets and rights to market and distribute various products (“Asset Purchase and Consulting Agreement”) of Abrev, LLC, BATM, LLC, Buckhead Marketing & Distribution, LLC, Botopical, LLC, Buca, LLC, PAP Systems, LLC, and Ryan, LLC (collectively "Oldco"). Oldco has been inactive since being acquired. For the purpose of showing combined operations, the results of operations of Oldco from January 1, 2004 through June 30, 2004 and for the year ended December 31, 2003 have been included in the combined financial statements of WWE (“Combined Financial Statements”) which are included in these consolidated financial statements. At December 31, 2004, $346,856 was payable by WWE to Oldco for the acquisition of these assets and rights and has been eliminated in combination.

The Closing on November 29, 2005, was a triggering event that satisfied certain obligations under the Asset Purchase and Consulting Agreement. Effective as of December 31, 2004, the end of WWE’s fiscal year prior to the Closing, WWE discontinued combining Oldco’s balance sheet with its own financial statements, resulting in a reduction of equity of $221,647, which was charged to retained earnings.

The Combined Financial Statements include the accounts of Worldwide Excellence, Inc. (a Delaware corporation) and the Acquired Entities, as well as Tramp-O-Lean, LLC, Botopical Beauty Care, LLC, Cellucare, LLC and Legacy Formulas, LLC, formed subsequent to July 1, 2004 and thus are included in the combined operations for the year ended December 31, 2004. Effective January 26, 2005, Botopical Beauty Care, LLC changed its name to Youth Factor Beauty Care, LLC. Collectively, all of the combined entities will be referred to as "WWE" in these consolidated financial statements.

Certain prior year balances were reclassified to conform with the current year presentation.

Business Activities of the Company

The Company operates two business segments consisting of the direct response marketing business and the development and rental of real estate in New York and Connecticut. The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of MFC’s former medical division. The real estate and discontinued operations were acquired from MFC at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

The Company’s direct response marketing business is conducted through WWE and its affiliates, the historical business of the Company after the Closing. WWE was incorporated in July, 2004 as a Delaware corporation under the name Buckhead Marketing & Distribution, Inc. The Company’s name was subsequently changed to Worldwide Excellence, Inc. in September 2004. WWE is a direct marketing and branding company specializing in health, beauty, fitness and home consumer products. WWE is in the business of building product brands. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

2. Basis of Presentation (continued)

On certain of WWE products, long term annuity stream of revenue has been established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer.

The Company’s real estate business is conducted through two of MFC’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October, 1992 as a New York corporation. Yolo holds a mortgage on two real estate parcels and owns a 65-acre real estate parcel in Hunter, New York. The property was subject to a contract of sale to Mountaintrail, as of December 31, 2005, and subsequently closed the transaction in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company would own an interest in Mountaintrail of approximately 26%. On April 11, 2006, Yolo entered into an agreement to sell the remaining 26% interest it owned in Mountaintrail. The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing is subject to certain conditions. See Note 5 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005, the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with MFC, and the minority voting interests are recorded separately.

Discontinued operations consists of the former medical financing business, conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. MFC sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected.

3. Significant Accounting Policies

Revenue Recognition

Direct Response Marketing

Revenues are recognized when the product is shipped or picked up by the customer. Provisions for discounts to customers, estimated returns and allowances and other adjustments are provided for in the same period the sales are recorded. The return estimates are based on historical records. When no historical records of returns exist for a new product, revenue recognition is delayed until an accurate estimate of returns can be determined.

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

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

3. Significant Accounting Policies (continued)

Rental income is recorded in the period that it is earned.

Receivables

Direct Response Marketing

WWE extends credit to customers and performs credit evaluations in the ordinary course of business.

Real Estate

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

Inventories

Inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis and are in finished goods form.

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 months. If it is determined that the related product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $153,334, $-0-, and $-0-.

Property and Equipment, and Depreciation and Amortization

Property and equipment is recorded at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

3. Significant Accounting Policies (continued)

Depreciation of property and equipment and the portion of real estate that is being held for rental is provided by application of the straight-line method over estimated useful lives as follows:

Furniture and fixtures	7 years
Computer, software, office and other equipment	3-5 years
Building and building improvements	39 years
Land improvements	15 years
Tenant improvements	5-6 years
Leasehold improvements	5 years

Amortization of leasehold improvements is provided by the application of the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

Real Estate Held for Rental, Development and Sale

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

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with the reverse merger on November 29, 2005. The excess of the costs in excess of the assets are related to the benefits WWE derived from MFC being a publicly traded company. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of goodwill may be impaired.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company’s reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, the Company compares the current market value of the MFC stock compared to the negotiated value that was attributable to it in the reverse merger acquisition on November 29, 2005, to determine if an impairment loss should be recognized.

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

Income Taxes

Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company accounts for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers projected realization of tax benefits, book and taxable income trends, available tax strategies and the overall deferred tax position.

Earnings per Share

Earnings per common share for each of the three years ended December 31, 2005, is calculated by dividing net income by weighted average common shares outstanding during the period, as if the reverse merger occurred at the beginning of the periods presented. During the year ended December 31, 2005, preferred stock, options and warrants were issued, which are convertible into an aggregate of approximately 5,157,000 shares of common stock. The dilutive effect of these convertible securities and the 3,600,000 Earn-Out Shares are not included in the calculation of loss per share for the year ended December 31, 2005, as the inclusion of such would be anti-dilutive.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

WWE has three major product lines that make up 47%, 28% and 18% of the WWE's net revenues for the year ended December 31, 2005. WWE has two major product lines that make up 62% and 16% of the WWE's net revenues in 2004 and 57% and 19% of WWE's net revenues in 2003.

All note receivables are from the sale of real estate in New York.

Media Costs

Media costs are charged to operations in the period incurred and totaled $3,583,226, $8,056,870 and $19,699,605 for the years ended December 31, 2005, 2004 and 2003.

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

  Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2005, 2004 and 2003, there were no such adjustments.

Effects of New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151 "Inventory Costs" ("FAS 151"). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company. The adoption of FAS 151 is not expected to have a material impact on the Company's financial position or results of operations.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

3. Significant Accounting Policies (continued)

In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company. The adoption of FAS 123(R) will have an impact on the Company's financial position and results of operations if the Company establishes a stock-based compensation plan.

In December 2004, the FASB issued Statement No. 153, "Exchange of Non-monetary Assets", ("FAS 153") an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. FAS 153 replaces the exception from fair value measurement in APB 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The statement applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FAS 153 did not have a material impact on the Company's financial position or result of operations.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). This Statement requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable and is effective for fiscal years beginning after December 15, 2005. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company will comply with the provisions of FAS 154, although the impact of such adoption is not determinable at this time.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

4. Business Acquisition

The cost of the transaction to WWE was $4,071,263, which was comprised of (1) the issuance of a total of 3,944,611 shares of common stock, which were issued to the stockholders of MFC as of the date of the acquisition, finders and attorneys, and (2) $126,652 of direct costs related to the acquisition. Under the purchase method of accounting, the cost to acquire the assets of MFC plus the transaction costs, have been allocated to its underlying net assets in proportion to their respective fair values. For the purposes of recording the acquisition, the Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”

The calculation of the purchase is as follows:

Valuation of common stock issued:
Shareholders of MFC Developemnt Corp.	$3,199,611
Finders' fees	710,000
Attorney's fees	35,000
3,944,611
Acquisition costs	126,652
Total cost of acquisition	4,071,263
Fair value of net assets acquired	2,841,600

Goodwill	$1,229,663

The price per share used to calculate the purchase price was $1.00 per share, which was equal to the price of the 2,410,000 shares of common stock equivalents (1,205,000 shares of preferred stock) that were issued in connection with the Private Placement Offering, simultaneously with the Closing.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

4. Business Acquisition (continued)

The purchase price was allocated as follows:

Assets
Current assets:
Cash and cash equivalents	$285,402
Mortgage and note receivable	145,750
Real estate held for sale	895,815
Other current assets	95,308
Assets of discontinued operations	346,955
Total current assets	1,769,230
Property and equipment	1,634
Restricted cash	67,254
Real estate held for rental, development and sale	4,310,385
Mortgage and note receivable	320,000
Deferred costs	109,851
Deferred tax asset, net	1,016,811

Total assets	7,595,165

Liabilities
Current liabilities:
Accounts payable and accrued expenses	486,086
Current portion of notes payable	704,266
Income taxes payable	254
Due to participants on property previously sold	52,500
Other current liabilities	25,000
Liabilities of discontinued operations	100,101
Total current liabilities	1,368,207
Notes payable	2,178,822
Total liabilities	3,547,029
Minority voting interest in subsidiary	1,206,536
4,753,565

Fair value of net assets acquired	$2,841,600

The Company is still is in the process of obtaining final support for the valuation of certain assets; accordingly allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

4. Business Acquisition (continued)

The following proforma results were developed assuming the reverse merger occurred on January 1, 2004:

	December 31,	December 31,
	2005	2004

Revenues:
Direct response marketing	$8,028,972	$20,534,390
Real estate activities	316,344	2,035,569
Total revenues	8,345,316	22,569,959

(Loss) income from continuing operations	(2,812,478)	1,239,474
(Loss) income from discontinued operations, net of taxes	(1,527,634)	(2,056,812)
Net (loss) income	(4,340,112)	(817,338)

Basic and diluted loss per share	$(0.28)	$(0.05)

5. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of MFC’s subsidiary, Yolo Equities Corp. (“Yolo”), from before the reverse merger acquisition on November 29, 2005.

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

December 31,
2005
Current portion:
Hunter, New York (Real Estate Developer)	$550,000
Valuation allowance	(125,000)
Assignment of proceeds to co-investor	(279,250)
Total current	145,750
Hunter, New York (Clubhouse)	1,359
Total current	147,109

Non-current portion:
Hunter, New York (Clubhouse)	318,640
Total non-current	318,640

Total	$465,749

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Real Estate Activities (continued)

Hunter, New York

Real Estate Developer - On September 23, 2004, Yolo sold 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matured on November 10, 2005. On November 4, 2005, MFC received a principal payment of $350,000 and extended the maturity of the balance to May 10, 2006, with interest accruing at 12% per annum. The MFC used an imputed interest rate of 5% on the note through November 10, 2005. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. If the Company cannot freely convey the 1.6 acres by June 1, 2006, the mortgage note on the hotel site will be reduced by $125,000. The Company has taken a valuation allowance on the note receivable for the full amount and has reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. A Co-investor in this property from before it was sold, is due $279,250 and has an assignment on the proceeds of this mortgage to settle that obligation.

Clubhouse - On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of the MFC. He is still currently a shareholder and is President of Yolo.

Both mortgages are collateralized by the underlying real estate and mature as follows:

Year ending December 31,
2006	$147,109
2007	4,302
2008	4,659
2009	5,046
2010	5,464
Thereafter	299,169
$465,749

Real Estate Held for Sale

Hunter, New York

Real estate properties were acquired through the reverse merger acquisition on November 29, 2005.

Yolo owns the fee interest in one property located in Hunter, New York. The property consists of 65 acres (the “65 Acre Parcel”) in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York.

The 65-acre parcel is subject to a contract for sale, dated November 23, 2005, and closed on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC (“Mountaintrail”) for $900,000. Mountaintrail is owned: (1) 51.67% by Yolo at Hunter, LLC (“YoloH”), (2) 35% by Trailside Inroads, LLC (“Trailside”), (3) 13.33% by Lester Tanner and affiliates.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Real Estate Activities (continued)

Trailside is 100% owned by Lester Tanner and his related affiliates. Through November 29, 2005, the date of the Closing, Lester Tanner was Chairman of the Board, President and Chief Executive Officer, and shareholder of MFC. Lester Tanner was also then, and is still currently President of Yolo. The selling price of $900,000 was paid to Yolo as follows: (1) $380,000 from Mountaintrail, and (2) a 51.677% membership interest in Mountrail was granted to YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000. The closing under this agreement is scheduled to occur on or before April 21, 2006; the closing is subject to certain conditions. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale.

This property, which Mountaintrail plans to develop, is available for single family residences, townhouses, and condominium units. This undeveloped portion of acreage is adjacent to an existing 200 unit condominium development that MFC had previously participated in the development of. Included in the developed portion are properties that Yolo previously sold and holds mortgages on. These properties include a (1) a Clubhouse with swimming pool and six tennis courts, which Yolo sold in May 2005, in exchange for a second mortgage on the clubhouse, and (2) a hotel site, consisting of 10 plus acres, was sold on September 23, 2004.

Real Estate Held for Rental and Development

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC. (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”). The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at December 31, 2005 was $2,138,756.

Simultaneous to the Closing on November 29, 2005 the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, of Granby is consolidated with MFC, and the minority voting interests are recorded separately.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Real Estate Activities (continued)

Set forth below is a chart that describes certain terms of the current leases of the East Granby Property:

Tenant	Space(1)	Use	Yearly Base Rent	Term/Expiration Date

Stubhub, Inc.	Suite 110 (9,102 sq. ft.)	General and administrative offices with technical support and service center capabilities	Year 1-$131,979 Year 2-$136,530 Year 3-$145,632 Year 4-$150,183 Year 5-$154,734	5 years; with tenant right to terminate in the 3rd year and tenant right to extend for 5 years after initial term. The initial term expires March 31, 2010.
Jack Henry & Associates, Inc.	Suite 140 and Suite 240 (23,421 sq. ft.)	General office purposes including technology center	Year 1-$387,710.60 Year 2-$387,710.60 Year 3-$387,710.60 Year 4-$393,100.60 Year 5-$393,100.60	5 years; with tenant right to extend for 5 years after initial term. The initial term expires December 31, 2010.

(1)
Approximately 38% of the East Granby Property’s rentable space is currently vacant. This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005. This subdivision was completed in March 2006, and is now available for leasing.

Real Estate Held for Rental, Development and Sale consists of the following:

December 31,
2005
Office building, East Granby, Connecticut:
Building	$3,646,615
Building improvements	243,769
Equipment	21,849
3,912,233
Accumulated depreciation	(14,911)
Net, building and equipment	3,897,322
Land	334,435
Land improvements	63,717
Office building total	4,295,474
65 acres of undeveloped land held for sale, Hunter, New York	895,815
$5,191,289

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Real Estate Activities (continued)

Depreciation expense of the East Granby property was $16,728 for the period from November 29, 2005 through December 31, 2005.

There is currently no option or contract to sell or purchase the East Granby Property. There is no proposed program for the renovation, improvement, or further development of this property, except for the subdivision of the East Granby Property’s vacant space described above.

The general competitive conditions to which the East Granby Property is subject is high with respect to both leasing and sales but favorable with respect to mortgage financing. In the opinion of the Company’s management, the East Granby Property is adequately covered by insurance. The annual real estate taxes paid for the East Granby Property are currently $60,570 for the tax year July 1, 2005 to June 30, 2006.

6. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2005	2004

Leasehold improvements	$2,194	$—
Computer equipment & software	56,854	12,227
Other equipment and furniture	33,764	27,723
	92,812	39,950
Less accumulated depreciation and amortization	54,866	18,164
Property and equipment, net	$37,946	$21,786

For the years ended December 31, 2005, 2004 and 2003 depreciation expense was $9,555, $2,454 and $4,907.

7. Restricted Cash

Pursuant to the mortgage agreement with TD Banknorth, Granby is required to reserve funds in an escrow account that is only to be used in the event that the roof needs to be replaced on the building that it owns and operates.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

8. Notes Payable

Mortgage payable, bank loan, tenant improvement loan, and Series A and B Bonds were included in the net assets of MFC acquired on November 29, 2005.

Notes payable include the following:

December 31,
2005

Mortgage payable, office building	$2,138,756
Bank loan	170,500
Tenant improvement loan	100,000
Series A Bonds	125,000
Series B Bonds	325,000
Othe loan	100,000
2,959,256
Less current maturities	702,216
Long-term debt	$2,257,040

Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at December 31, 2005 was $2,138,000 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007. Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest; the sum that is due on August 1, 2021, the maturity date, is $0. If Gateway prepays the mortgage prior to January 1, 2007, then it will have to pay TD Banknorth, N.A. a prepayment penalty of 1% of the prepaid amount.

Bank loan: In May 2005, Granby obtained a $180,000 bank loan from HSBC, to be used for tenant improvements and brokerage commissions on new leases. The terms of the loan call for monthly payments of $140, which was interest only at the rate of 0.9% through November 2005. Beginning in December 2005, the interest rate increased to 7.2%, and the monthly payment changed to $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007. Repayment of the loan has been guaranteed by Lester Tanner, an officer and director of Granby. Lester Tanner’s daughter also owns a 12% membership interest in Granby.

Tenant improvement loan: Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005, and an additional $189,615 completed in 2006. Granby will begin making deferred construction payments in the aggregate of $16,090 per month in principal payments for 18 months beginning on May 15, 2006 along with accrued interest at the rate of 8% per annum from April 15, 2006. The amount of principal payment allocated to the $100,000 construction allowance that was completed as December 31, 2005 is $5,556 per month. If the deferred construction payment is not made to Jack Henry within ten days of the due date, Jack Henry may setoff the payment from its next payment of rent.

Series A Bonds: In July 2002, the board of directors of MFC authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $325,000 of Bonds outstanding at December 31, 2005. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of December 31, 2005 was 9.75%. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. A director, officer and shareholder of the Company is related to three of the bondholders.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

8. Notes Payable (continued)

The Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable that were purchased by Medical Financial Corp.

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series A Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share.

Series B Bonds: In February 2003, the board of directors of MFC authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. There were $125,000 of Series B Bonds outstanding at December 31, 2005. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of December 31, 2005 was 9.75%. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp.

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock, and such notes have been reflected as a non-current liability as of December 31, 2005.

Other Loan: In April 2005, WWE entered into agreements with unrelated parties to borrow a total of $500,000 with interest at the rates of 8% - 12% per annum. The unsecured principal and accrued interest of $75,000, were due 18 months from the date of the agreements. The lenders were given the right to convert the principal amount of the loan to common stock before the expiration of the one year anniversary of the agreements. In addition, WWE committed to pay one of the note holders a consulting fee of $10,000 per annum for 18 months from the date of the agreement for a total consulting fee of $15,000. Effective November 29, 2005, the lenders exercised their rights to convert all but $100,000 of their loan to common stock that was issued from the total shares allocated to the former stockholders’ of WWE and their designees. At the time of election, all accrued interest except for accrued interest related to $100,000 and accrued consulting fees are cancelled and forgiven. Interest on the remaining $100,000 was modified to 6% per annum. In January 2006, WWE paid $50,000 of the principal balance and all accrued interest through December 31, 2005.

In July 2005, WWE, entered into agreement with an unrelated party to advance the Company $200,000 until the closing of the Acquisition Agreement, at such time the advance was satisfied by the issuance of 275,000 shares of MFC common stock that was issued from the total shares allocated to the former stockholders’ of WWE and their designees. The third party also received 137,500 warrants to purchase 137,500 shares of common stock of MFC. On November 29, 2005, the common stock and warrants were issued.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

8. Notes Payable (continued)

Bridge loans: Between September 2005 and November 2005, WWE completed two offerings (the “Bridge”) of secured promissory notes in the aggregate principal amount of $825,000 (the “Notes”) and warrants (the “Bridge Warrants”) to purchase in the aggregate amount 825,000 shares of MFC common stock (the “Bridge Warrant Shares”).

The Noteholders were given the right to convert their Notes to shares of MFC preferred stock at the conversion rate of $1.00 per share, based on the common stock equivalent, at the closing of the acquisition. Effective November 29, 2005, the Noteholders exercised their rights to convert all but $50,000 of their notes to common stock. Equity of $29,000 was recorded for the current value of the warrants issued to the non-converting Noteholder, with a corresponding reduction to the amount the Note. Interest expense was recorded during the period that the Notes were outstanding for the fair value of the warrants. Interest expense related to the Bridge Warrants was approximately $167,000 for the year ended December 31, 2005.

The Notes accrued interest at the annual rate of ten (10%) percent and matured the earlier of (a) 6 months from the date of issuance or (b) the Closing of the transaction contemplated by the MFC Acquisition Agreement. As collateral for the Company’s payment obligations under the Notes, the WWE had granted the Noteholders a security interest in all of its property.

The Bridge Warrants entitle the holders thereof for a period of three years from the date of issuance to purchase Bridge Warrant Shares on a dollar for dollar invested basis at a purchase price of $1.00 per share. The Bridge Warrant holders are entitled to certain piggyback registration rights under the terms of the registration rights agreement between the Noteholders and the Company.

Aggregate maturities of the amount of notes payable at December 31, 2005 is as follows:

Year ending December 31,
2006	$702,216
2007	201,807
2008	99,641
2009	105,293
2010	111,265
Thereafter	1,739,034
Total	$2,959,256

9. Commitments and Contingencies

Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through February 14, 2009. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $93,993, $90,555 and $67,151.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9. Commitments and Contingencies (continued)

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2006	$155,057
2007	91,397
2008	93,490
2009	3,962
$343,906

Employment Agreements

Effective April 1, 2005, the two Co-Chief Executive Officers of the Company, Jeffrey S. Edell and Nancy Duitch, who is also the Chief Marketing Officer, have entered into an employment agreement with WWE. Each executive’s employment agreement is for a term of three years, terminable by the applicable executive on 60 days’ notice and terminable by WWE for “cause”. The applicable executive’s annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and the applicable executive is entitled to a performance bonus based on exceeding the following EBITDA targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million. Executives holding the combined positions of President and/or CEO are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year. The applicable executive is entitled to a monthly car allowance of $1,000 and is entitled to health, medical and other benefits as adopted by the Company’s Board of Directors from time to time. Each executive is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

In connection with the Asset Purchase and Consulting Agreement, WWE has entered into a consulting agreement with a former owner of WWE. Under the consulting agreement, WWE is obligated for a period of 36 months, commencing December 2005, to pay $17,500 per month in consideration of the former owner to provide consulting services. WWE is also obligated to reimburse him for certain travel and related expenses.

FTC Consent Decree

On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order (the “Order”) resulting from an investigation that began in December, 2002. The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the Marketing of the Peel Away the Pounds Weight Loss System. The Order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only. As part of the consent order, the Company paid $1,000,000 to the FTC in 2004, which was accrued in 2003. The Order is binding upon the corporate successors and assigns. The Order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch. Ms. Duitch is a director, Co-Chief Executive Officer and Chief Marketing Officer of the Company, and through the Duitch Family Trust, beneficially owns approximately 29% of the Company’s outstanding common stock. The Order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence. This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

Settlement

In May 2005, in the United States District Court, Eastern District of Virginia, Media Commerce Group, LLC d/b/a Brandseed (“Brandseed”) commenced a breach of contract action against WWE, Botopical LLC and Buckhead Marketing & Distribution, LLC. Brandseed was seeking $650,000 in monetary damages and declaratory relief with respect to its contract with certain of the defendants, as amended, for the provision of advertising and telemarketing services on behalf of defendants. WWE and the other defendants answered, denying the material allegations of the complaint and asserting two counterclaims. While the case was in the discovery stage, the parties entered into a settlement agreement. Under the settlement agreement, WWE agreed to pay Brandseed an aggregate of $450,000 pursuant to the following payment schedule: $190,000 on December 1, 2005; $200,000 on December 21, 2005; $20,000 on February 17, 2006; $20,000 on May 19, 2006: and $20,000 and August 18, 2006. As of April 14, 2006, the Company has made the first two payments under the settlement agreement.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9. Commitments and Contingencies (continued)

Other Commitments and Contingencies

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

10. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock, par value $.001 per share, in one or more series and to fix, by resolution, conditional, full, limited or no voting powers, and the designations, preferences, the number of shares, dividend rates, conversion or exchange rights, redemption provisions or other special rights of the shares constituting any class or series as the Board of Directors may deem advisable without any further vote or action by the stockholders. Any shares of preferred stock issued by MFC could have priority over MFC Common Stock with respect to dividends or liquidation rights and could have voting and other rights of stockholders.

Series A Convertible Preferred Stock

The Company’s Board of Directors has designated 1,205,000 shares of preferred stock as 10% Convertible Preferred Stock (“Series A Convertible Preferred Stock”) with a purchase price of $2.00 per share. There are presently 1,205,000 shares of Series A Convertible Preferred Stock outstanding.

The holders of Series A Convertible Preferred Stock will have no voting rights other than as may be required by law.

Dividends

A holder of the Series A Convertible Preferred Stock is entitled to receive semi-annual cumulative dividends in arrears, commencing six months after the closing of the Private Placement, which was on November 29, 2005. At its option, the Company may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing common stock to the holder of the Series A Convertible Preferred Stock based on the Company’s common stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the common stock on the date that the applicable dividend is due and payable.

Voluntary Conversion

Holders of the Series A Convertible Preferred Stock are entitled, at any time, subject to prior redemption, to convert each share of Convertible Preferred Stock into two shares of common stock, at the conversion price equal to $1.00 per share, subject to the adjustments described therein.

In case of any reclassification of common stock, any consolidation with, or merger of the Company into, any other entity, any merger of any entity into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of the Company’s common stock), any sales or transfer of all or substantially all of the Company’s assets, or any compulsory share exchange whereby the Company’s common stock is converted into other securities, cash or other property, then provisions shall be made such that the holder of the Series A Convertible Preferred Stock shall have the right thereafter, during the period that the Series A Convertible Preferred Stock shall be convertible, to convert the Series A Convertible Preferred Stock only into the kind and amount of securities, cash and other property receivable upon such reclassification, consolidation, merger, sale, transfer or share exchange by a holder of the number of shares of the Company’s common stock into which the Series A Convertible Preferred Stock might be converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

10. Stockholders’ Equity (continued)

The conversion rate shall be subject to adjustment upon the occurrence of any of the following events: (i) if the Company shall declare and pay to the holders of its common stock a dividend in shares of common stock; or (ii) if the Company shall subdivide the outstanding shares of its common stock into a greater number of shares of common stock or combine the outstanding shares of common stock into a smaller number of shares of common stock.

No fractional shares will be issued upon conversion of the Series A Convertible Preferred Stock. If a holder exercises his right to convert all of the shares of Series A Convertible Preferred Stock owned by him or her, which exercise results in a fractional share, the fractional share will be rounded to the nearest whole number of shares, which whole number of shares of common stock will be issued to the holder.

Redemption

Upon not less than 30 days’ prior written notice to the holders of the Series A Convertible Preferred Stock, in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the Series A Convertible Preferred Stock has become effective, the Company may redeem the Series A Convertible Preferred Stock, in whole or in part, at the Company’s option, at a price of $.10 per share.

Series B Convertible Preferred Stock

MFC’s Board of Directors has designated up to 320,000 shares of preferred stock as Series B Convertible Preferred Stock with a purchase price of $25.00 per share. There are presently no shares of Series B Convertible Preferred Stock outstanding.

Voting Rights

The holders of Series B Convertible Preferred Stock will have no voting rights other than as may be required by law.

Dividends

A holder of the Series B Convertible Preferred Stock is entitled to receive semi-annual cumulative dividends in arrears, commencing six months after the closing of the offering. At its option, the Company may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing common stock to the holder of the Convertible Preferred Stock based on the Company’s common stock being valued at the greater of (i) $1.25 or (ii) 50% of the fair market value of the common stock on the date that the applicable dividend is due and payable.

Voluntary Conversion

Holders of the Series B Convertible Preferred Stock are entitled, at any time, subject to prior redemption, to convert each share of Series B Convertible Preferred Stock into twenty shares of common stock, at the conversion price equal to $1.25 per share, subject to the adjustments described therein.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

10. Stockholders’ Equity (continued)

In case of any reclassification of common stock, any consolidation with, or merger of the Company into, any other entity, any merger of any entity into the Company (other than a merger which does not result in any reclassification, conversion, exchange or cancellation of outstanding shares of the Company’s common stock), any sales or transfer of all or substantially all of the Company’s assets, or any compulsory share exchange whereby the Company’s common stock is converted into other securities, cash or other property, then provisions shall be made such that the holder of the Series B Convertible Preferred Stock shall have the right thereafter, during the period that the Series B Convertible Preferred Stock shall be convertible, to convert the Series B Convertible Preferred Stock only into the kind and amount of securities, cash and other property receivable upon such reclassification, consolidation, merger, sale, transfer or share exchange by a holder of the number of shares of the Company’s common stock into which the Series B Convertible Preferred Stock might be converted immediately prior to such reclassification, consolidation, merger, sale, transfer or share exchange.

The conversion rate shall be subject to adjustment upon the occurrence of any of the following events: (i) if the Company shall declare and pay to the holders of its common stock a dividend in shares of common stock; or (ii) if the Company shall subdivide the outstanding shares of its common stock into a greater number of shares of common stock or combine the outstanding shares of common stock into a smaller number of shares of common stock.

No fractional shares will be issued upon conversion of the Series B Convertible Preferred Stock. If a holder exercises his right to convert all of the shares of Series B Convertible Preferred Stock owned by him or her, which exercise results in a fractional share, the fractional share will be rounded to the nearest whole number of shares, which whole number of shares of common stock will be issued to the holder.

Redemption

Upon not less than 30 days’ prior written notice to the holders of the Series B Convertible Preferred Stock, in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the Series B Convertible Preferred Stock has become effective, the Company may redeem the Series B Convertible Preferred Stock, in whole or in part, at the Company’s option, at a price of $.10 per share.

Warrants

A total of 2,719,000 warrants have been issued as of December 31, 2005. Each such warrant entitled the holder to purchase one share of common stock. Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective. Warrants outstanding as of December 31, 2005 is summarized in the following table:

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

10. Stockholders’ Equity (continued)

		Exercisable	Exercise
Description of Warrants	Shares	Through	Price

Warrants which accompanied the Bridge Loans prior to the private placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$1.00

Warrants which accompanied the Sale of Series A Convertible Preferred Stock under the private placement that closed November 29, 2005 through December 30, 2005:

Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$1.00
December 30, 2007			$1.50
December 30, 2008			$1.50

Series A Convertible Preferred Stock - Finders	275,000	December 30, 2008	$1.00

Warrants which were granted to investors and creditors, subject to the private placement that closed November 29, 2005	80,000	November 29, 2008	$1.00

	150,000	November 29, 2006	$1.00
		November 29, 2007	$1.50
		November 29, 2008	$1.50

	45,000	November 29, 2006	$1.00
		November 29, 2007	$1.25
		November 29, 2008	$1.50

	139,000	November 29, 2006	$1.00
		November 29, 2008	$1.50
Total warrants outstanding	2,719,000

Warrants outstanding expire from November 30, 2008 to December 30, 2008 as per the following schedule:

Exercise
Shares	Exercisable through	Price
905,000	November 29, 2008	$ 1.00
334,000	November 29, 2008	$ 1.50
275,000	December 30, 2008	$ 1.00
1,205,000	December 30, 2008	$ 1.50

Private Placement:

In February 2006, the Company entered into an agreement with an investment banking firm to raise equity via a private placement (the “Offering”).

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Stock Options

Each non-employee director of the former MFC Board of Directors who owned less than 5% of the Company's stock was granted annually, a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. On October 26, 2005, the MFC Board of Directors adjusted the options and exercise prices to reflect the 35% stock dividend to MFC shareholders on August 24, 2005. As of December 31, 2005, five former directors had been issued options totaling 28,350 shares, expiring through July 21, 2010, at option prices ranging from $.74 to $1.56 per share.

12. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	17,182	10,000	—
Total current	17,182	10,000	—

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Total	$17,182	$10,000	$—

Prior to the reverse merger acquisition on November 29, 2005, WWE had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code (S Corporation election). Under those provisions, WWE did not pay Federal income tax on its taxable income and was subject to a reduced California tax rate of 1.5%. The stockholders were liable for federal and state income taxes on their respective shares of WWE's net income on their individual income tax returns. Effective as of November 29, 2005, WWE is no longer subject to the provisions of its S Corporation election and is filing a consolidated tax return with MFC.

Abrev, LLC, BATM, LLC, Botopical, LLC, Youth Factor Beauty Care, LLC, Cellucare, LLC, Legacy Formulas, LLC, Buca, LLC, Buckhead Marketing & Distribution, LLC, PAP Systems, LLC, Ryan, LLC and Tramp-O-Lean, LLC are Limited Liability Companies incorporated in either California or Georgia, for federal and state tax purposes. An LLC is a pass through entity. The State of California charges an $800 tax as well as an LLC fee that is based on gross receipts. WWE’s tax liability to California was $10,000 in 2004. The Companies incurred no material tax liability in 2003.

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $280,766 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. These losses will be available for future years, expiring through December 31, 2005. The Company, however, has taken a 51% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

12. Income Taxes (continued)

Significant components of deferred tax assets (liabilities) were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Tax loss carryforwards	$2,076,926	$—
Less valuation allowance	(1,060,115)	—
Deferred tax assets	$1,016,811	$—

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	% of Pretax Income	% of Pretax Income	% of Pretax Income
Statutory federal income tax expense rate	(34.0)	34.0	34.0
Subchapter S elimination of federal income tax	34.0	(34.0)	(34.0)
State taxes, less federal tax effect	0.7	0.6	—
	0.7	0.6	—
13. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of MFC, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, MFC instituted a plan to restructure the medical financing segment. The plan of restructuring called for MFC to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, MFC sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, MFC will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through part of 2006. Occupancy costs related to MFC’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and is not expected to be renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through December 31, 2005 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at December 31, 2005.

Revenue Recognition

Interest Income. Interest income from insurance companies is only recorded when cases are won by the Company. No revenue is recorded on unresolved cases, which represent a gain contingency. Interest income from insurance companies is recorded when the amount is determinable, which is the earlier of notification that a case was lost by the insurance companies or when the interest payment is paid if there is no advance notification.

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Discontinued Operations (continued)

Reimbursed Expenses. The Company is reimbursed by insurance companies for the cost of filing on cases when the insurance companies have lost legal actions. Income from reimbursed expenses from insurance companies is recorded when the amount is determinable.

Finance and Management Fee Receivables

MFC purchased the net collectible value of medical insurance claims on a limited recourse basis. Net collectible value is the amount that the insurance companies will pay based on established fee schedules used by insurance companies. The net collectible value is often less than the face value of the claim due to the difference in billing rates between the established fee schedules and what the medical practice ordinarily would bill for a particular procedure. The Company is only responsible to collect the fee scheduled amount. If any amounts are collected in excess of the purchased amount and the Company's fee, that amount will be applied to the client's outstanding balance.

Receivables acquired in the acquisition of MFC on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections. The Company may incur a finance receivable bad debt loss when the portion of a medical claim collected does not exceed the advance (including the fee charged) given to the client.

From the date the Company purchased insurance claims receivable from medical practices and the advance payment was made to the client, the Company had 180 days to collect or determine that the bills were invalid as contractually defined. If the Company collected the advance payment and fee, all additional amounts, if any, that were collected were given to the client. While, by contract, the Company considers these receivables invalid, in reality, for reasons outside of the Company's control, such as the customer being able to provide additional information to overturn a denial, the receivables will get paid and are then not uncollectible. The collections from these written-off receivables may also be used as an offset to other obligations that the Company may have with the client. Recoveries from these written-off receivables are paid to the customer or used as an offset, when necessary, including management fee receivables.

If the assets of the management client, which is also a finance client, are not enough to satisfy the billed fees, an allowance for billing adjustments is recorded to reduce the Company's net receivables to an amount that is equal to the assets of the client that are available for payment.

Management conducts a periodic evaluation of the collectible value of the receivables. The Company considers past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the ability to collect, the estimated value of any underlying collateral and current economic conditions in determining adequacy of the allowance that was established prior to the acquisition of MFC on November 29, 2005.

Net finance receivable and management fees receivable consist of the following:

December 31,
2005
Net collectible value of finance receivables	$49,009
Allowance for collection costs	(9,057)
Net finance receivables	$39,952

Net collectible value of management fee receivables	$318,053
Allowance for collection costs	(59,980)
Net management fee receivables	$258,073

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Discontinued Operations (continued)

These receivables are collateral for Series A Bonds.

Summarized financial information of the medical financing segment as discontinued operations for the period from November 29, 2005, the date of Acquisition of MFC, through December 31, 2005 follows:

Year ended
December 31,
2005
Revenue:
Income from the purchase and collections of medical receivables	$1,770

Costs and expenses:
Employment costs	20,897
Occupancy costs	4,432
Other	8,191
Depreciation and amortization	1,987
Total costs and expenses	35,507

(Loss) income from operations	(33,737)
Other expense	17
(Loss) income before income taxes	(33,754)
Income taxes	—

(Loss) income from discontinued operations, net of taxes	$(33,754)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

December 31,
2005
Finance receivables, net	$39,952
Management fee receivables, net	258,073
Other current assets	589
Property and equipment, at cost, net of accumulated depreciation, amortization and impairment allowance	19,085
Other assets	9,390
Total assets	$327,089

Accounts payable and accrued expenses	$84,433
Current portion of notes payable	1,259
Total liabilities	$85,692

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

14. Subsequent Events

Sale of Real Estate in Hunter, New York - See Note 5

Partial Conversion of Series B Bonds to Common Stock. - See Note 8

Private Placement - See Note 10

Recent Event

On April 12, 2006, the Company filed a Current Report on Form 8-K announcing that on April 11, 2006, the Company and Adsouth Partners, Inc. (“Adsouth”) announced the signing of a letter of intent wherein Adsouth agreed to sell all of its product brands from its consumer product portfolio to MFC in a cash and stock transaction valued at $9.5 million. The transaction, which is subject to a complete due diligence, the execution of a definitive agreement, and the satisfaction of closing conditions, is expected to close in the second quarter of 2006.

15. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) direct response marketing, (2) real estate rental and development, and (3) other, which is comprised of corporate overhead and discontinued operations. The direct response business operates on a national and international basis from WWE’s office in Los Angeles, California. The real estate segment operates in New York and Connecticut from MFC’s office in New Rochelle, New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

Prior to the reverse merger acquisition of MFC on November 29, 2005, the Company’s only segment was the direct response marketing business. Business segment information for the year ended December 31, 2005 follows:

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

15. Business Segment Information (continued)

	Direct	Real Estate
	Response	Rental and
	Marketing	Development	Other	Total
Revenues	$8,028,972	$69,693	$—	$8,098,665
Cost of sales	3,745,753	—	—	3,745,753
Gross profit	4,283,219	69,693	—	4,352,912

Expenses:
Selling	4,018,196	—	—	4,018,196
General and administrative	2,132,119	44,727	—	2,176,846
Corporate expenses	—	—	359,246	359,246
Bad debts	44,509	—	—	44,509
Total expenses	6,194,824	44,727	359,246	6,598,797

(Loss) income from operations	(1,911,605)	24,966	(359,246)	(2,245,885)

Other income (expense):
Interest expense, net	(265,769)	(10,853)	(3,714)	(280,336)
Minority voting interest in net income of subsidiary	—	(5,936)	—	(5,936)
	(265,769)	(16,789)	(3,714)	(286,272)

(Loss) income from continuing operations before provision (benefit) for income taxes	(2,177,374)	8,177	(362,960)	(2,532,157)
Provision for income taxes	16,887	295	—	17,182
(Loss) income from continuing operations	(2,194,261)	7,882	(362,960)	(2,549,339)
(Loss) income from discontinued operations, net of taxes	—	—	(33,754)	(33,754)

Net (loss) income	$(2,194,261)	$7,882	$(396,714)	$(2,583,093)

Current Assets:
Cash	$237,228	$112,262	$6,841	$356,331
Accounts receivable, net	238,289	—	—	238,289
Mortgage and note receivable	—	147,109	—	147,109
Inventories	631,818	—	—	631,818
Infomercial production costs	456,411	—	—	456,411
Deposits	172,633	—	—	172,633
Real estate held for sale	—	895,815	—	895,815
Other current assets	125,536	98,550	913	224,999
Assets of discontinued operations	—	—	327,089	327,089
Total current assets	1,861,915	1,253,736	334,843	3,450,494
Property and equipment, net	36,312	—	1,634	37,946
Restricted cash	—	67,355	—	67,355
Real estate held for rental, development and sale	—	4,295,474	—	4,295,474
Mortgage and note receivable	—	318,640	—	318,640
Deferred costs, net	—	173,790	—	173,790
Deferred tax asset, net	1,016,811	—	—	1,016,811
Goodwill	1,229,663	—	—	1,229,663
Total assets	$4,144,701	$6,108,995	$336,477	$10,590,173

Capital expenditures	$24,081	$—	$—	$24,081

MFC Development Corp. and Subsidiaries
Notes to Consolidated Financial Statements

16. Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth	Total
Year ended December 31, 2005
Total revenue	$3,603,646	$1,785,314	$1,233,478	$1,476,227	$8,098,665

Income (loss) from continuing operations	58,989	(428,183)	(915,276)	(1,264,869)	(2,549,339)
Income (loss) from discontinued operations	—	—	—	(33,754)	(33,754)
Net income (loss)	$58,989	$(428,183)	$(915,276)	$(1,298,623)	$(2,583,093)

Earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.04)	$(0.09)	$(0.10)	$(0.23)
Income (loss) from discontinued operations	—	—	—	—	—
Basic and diluted income (loss) per common share	$—	$(0.04)	$(0.09)	$(0.10)	$(0.23)

Number of shares used in computation of basic and diluted earnings (loss) per share	10,669,300	10,674,123	10,675,000	12,347,384	11,094,908

Year ended December 31, 2004
Total revenue	$6,853,562	$5,414,211	$4,052,112	$4,214,505	$20,534,390

Income (loss) from continuing operations	311,942	1,893,847	(528,325)	(153,337)	1,524,127
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$311,942	$1,893,847	$(528,325)	$(153,337)	$1,524,127

Earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.18	$(0.05)	$(0.01)	$0.15
Income (loss) from discontinued operations	—	—	—	—	—
Basic and diluted income (loss) per common share	$0.03	$0.18	$(0.05)	$(0.01)	$0.15

Number of shares used in computation of basic and diluted earnings (loss) per share	10,669,300	10,669,300	10,669,300	10,669,300	10,669,300

Year ended December 31, 2003
Total revenue	$16,088,855	$19,440,728	$10,835,640	$6,875,434	$53,240,657

Income (loss) from continuing operations	(7,752,481)	(219,713)	43,232	8,195,456	266,494
Income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$(7,752,481)	$(219,713)	$43,232	$8,195,456	$266,494

Earnings (loss) per common share:
Income (loss) from continuing operations	$(0.73)	$(0.02)	$—	$0.77	$0.02
Income (loss) from discontinued operations	—	—	—	—	—
Basic and diluted income (loss) per common share	$(0.73)	$(0.02)	$—	$0.77	$0.02

Number of shares used in computation of basic and diluted earnings (loss) per share	10,669,300	10,669,300	10,669,300	10,669,300	10,669,300

MFC Development Corp. and Subsidiaries
Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts
Year ended December 31, 2005

Column A	Column B	Column C		Column D	Column E
		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	(Deductions)	Period

December 31, 2005
Allowance for collection costs	$—	$—	$74,991	$(5,954)	$69,037

Valuation allowance -
Deferred tax asset	$—	$—	$1,060,115	$—	$1,060,115
Mortgage receivable	$—	$—	$125,000	$—	$125,000

December 31, 2004
Allowance for collection costs	$—	$—	$—	$—	$—

Valuation allowance -
Deferred tax asset	$—	$—	$—	$—	$—
Mortgage receivable	$—	$—	$—	$—	$—

December 31, 2003
Allowance for collection costs	$—	$—	$—	$—	$—

Valuation allowance -
Deferred tax asset	$—	$—	$—	$—	$—
Mortgage receivable	$—	$—	$—	$—	$—

Schedule III - Real Estate and Accumulated Depreciation
Year ended December 31, 2005

Column A	Column B	Column C		Column D		Column E			Column F
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at which Carried at Close of Period
			Buildings &	Improve-	Carrying		Buildings &		Accumulated
Description	Encumbrances	Land	Improvements	ments	Cost	Land	Improvements	Total	Depreciation

65 acres of undeveloped land adjacent to a condominium development, Hunter, NY	$—	$895,815	$—	$—	$—	$895,815	$—	$895,815	$—

Office building, East Granby, CT	2,409,256	398,152	3,912,233	—	—	398,152	3,912,233	4,310,385	14,911
Total	$2,409,256	$1,293,967	$3,912,233	$—	$—	$1,293,967	$3,912,233	$5,206,200	$14,911

	Column G	Column H	Column I
	Date of		Line where
	Constr-	Date	Depreciation
Columns continued from above	uction	Acquired	Computed

65 acres of undeveloped land adjacent to a condominium development, Hunter, NY	N/A	11/29/2005	N/A

Office building, East Granby, CT	2/28/1996	11/29/2005	Depreciation and amortization

See Note 5 for subsequent sale of the Hunter, New York property.

Schedule III (continued) - Real Estate and Accumulated Depreciation
Year ended December 31, 2005

The following is a reconciliation of the total amount at which real estate was carried for the years ended:

	December 31, 2005		December 31, 2004		December 31, 2003
Balance at beginning of period		$—		$—		$—
Additions during period:

Acquisition of net assets of MFC Development Corp on November 29, 2005, accounted for as a reverse merger:

65 acres of undeveloped land adjacent to a condominium development in Hunter, NY	$895,815		$—		$—

Office building - East Granby, Connecticut, net of accumulated depeciation	4,310,385		—		—
		5,206,200		—		—
		5,206,200		—		—
Deductions during period
Depreciation	(14,911)
Other reductions	—		—		—
		(14,911)		—		—

Balance at close of period		$5,191,289		$—		$—

Federal income tax basis		$4,536,514		$—		$—

See Note 5 for subsequent sale of the Hunter, New York property.

Schedule IV - Mortgage Loans on Real Estate
Year ended December 31, 2005

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal
							Amount of
							Loans
							Subject to
		Final	Periodic		Face	Carrying	Delinquent
	Interest	Maturity	Monthly	Prior	Amount of	Amount of	Principal
Description	Rate	Date	Payment	Liens	Mortgages	Mortgages	or Interest
First mortgage Land, Hunter, NY	12%	05/10/06	$—	$—	$550,000	$145,749	$—

Second mortgage Land, Hunter, NY		10/31/27		336,750	320,000	320,000	—
through 8/31/06	8%		2,133
9/1/06-10/31/27	8%		2,470
			$4,603	$336,750	$870,000	$465,749	$—

The following is a reconciliation of the total amount at which mortgage loans were carried for the years ended:

	December 31, 2005		December 31, 2004		December 31, 2003
Balance at beginning of period		$—		$—		$—
Additions during period:

Acquisition of net assets of MFC Development Corp on November 29, 2005, accounted for as a reverse merger:

First mortgage
Land,
Hunter, NY	$145,749		$—		$—

Second mortgage
Clubhouse
Hunter, NY	320,000		—		—
		465,749		—		—
		465,749		—		—
Deductions during period:
Collection of principal	—		—		—
Valuation allowance	—
				—		—
Balance at close of period		$465,749		$—		$—