Form 10QSB
period 2006-03-31
MFC DEVELOPMENT CORP
filed 2006-05-22
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to ________

Commission file number: 0-3579974

MFC DEVELOPMENT CORP.
 (Exact name of small business issuer as specified in its charter)

Delaware	13-3579974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

271 North Avenue, Suite 520
New Rochelle, New York 10801
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (914) 636-3432

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No |X|

As of the close of business on May 19, 2006, there were 15,675,290 shares of the issuer's classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes |_|   No |X|

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MFC DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$432,392	$356,331
Accounts receivable, net	211,752	238,289
Mortgage and note receivable	148,152	147,109
Inventories	801,693	631,818
Infomercial production costs	383,410	456,411
Deposits	180,819	172,633
Real estate held for sale	-	895,815
Investment in unconsolidated subsidiary	211,000	-
Other current assets	179,816	224,999
Assets of discontinued operations	283,599	327,089
Total current assets	2,832,633	3,450,494

Property and equipment, net	36,306	37,946

Other assets:
Restricted cash	67,355	67,355
Real estate held for rental, development and sale	4,436,133	4,295,474
Mortgage and note receivable	317,597	318,640
Deferred costs, net	168,312	173,790
Deferred tax asset, net	1,016,811	1,016,811
Goodwill	1,233,373	1,229,663
Total other assets	7,239,581	7,101,733
Total assets	$10,108,520	$10,590,173

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,108,327	$2,496,003
Current portion of notes payable	768,318	702,216
Other current liabilities	66,722	25,549
Liabilities of discontinued operations	73,970	85,692
Total current liabilities	4,017,337	3,309,460

Other liabilities:
Notes payable, net of current portion	2,191,441	2,257,040
Total other liabilities	2,191,441	2,257,040

Total liabilities	6,208,778	5,566,500

Minority voting interest in subsidiary	1,211,802	1,212,472

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 1,205,000 shares Series A	2,410	2,410
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 15,667,790 shares at March 31, 2006 and
15,567,790 shares at December 31, 2005	15,668	15,568
Capital in excess of par value	7,119,294	7,058,261
Accumulated deficit	(4,449,432)	(3,265,038)
Total stockholders' equity	2,687,940	3,811,201
Total liabilities and stockholders' equity	$10,108,520	$10,590,173

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,
	2006	2005
Revenues
Direct response marketing	$3,669,339	$3,603,646
Real estate activities	1,086,306	-
Total revenues	4,755,645	3,603,646

Costs and expenses
Cost of sales	2,413,855	1,606,672
Selling	2,435,971	1,344,745
General and administrative	641,972	475,557
Corporate expenses	261,736	105,145
Depreciation and amortization	62,375	3,051
Bad debts	14,043	7,031
Total costs and expenses	5,829,952	3,542,201

(Loss) income from operations	(1,074,307)	61,445

Other income (expense):
Interest expense, net	(48,315)	(2,456)
Minority voting interest in net income of subsidiary	(426)	-
	(48,741)	(2,456)

(Loss) income from continuing operations before
provision for income taxes	(1,123,048)	58,989
Provision for income taxes	3,381	-
(Loss) income from continuing operations	(1,126,429)	58,989

(Loss) income from discontinued operations, net of taxes	(57,965)	-

Net (loss) income	(1,184,394)	58,989
Preferred stock dividends	60,250	-
Net (loss) income applicable to common stockholders	$(1,244,644)	$58,989

(Loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.07)	$0.01
(Loss) earnings from discontinued operations	-	-
Basic and diluted (loss) earnings per common share	$(0.07)	$0.01

Number of shares used in computation of basic and
diluted earnings per share	15,622,234	11,500,000

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

							Total
					Additional		Stock-
	Preferred Stock		Common Stock		Paid-In	Accumulated	holders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2005	1,205,000	$2,410	15,567,790	$15,568	$7,058,261	$(3,265,038)	$3,811,201
Shares issued for conversion
of debt	-	-	100,000	100	99,900	-	100,000
Costs of preferred stock issuance	-	-	-	-	(38,867)	-	(38,867)
Net loss	-	-	-	-	-	(1,184,394)	(1,184,394)
Balance, March 31, 2006	1,205,000	$2,410	15,667,790	$15,668	$7,119,294	$(4,449,432)	$2,687,940

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net (loss) income	$(1,184,394)	$58,989
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	157,071	2,197
Bad debts	14,043	7,031
Minority voting interest in net income of subsidiary	(670)	-
Changes in operating assets and liabilities:
Accounts receivable	12,494	(82,114)
Inventories	(169,875)	376,174
Proceeds from the sale of real estate	684,815	-
Additions to real estate held for rental, development and sale	(5,486)	-
Other current assets	45,183	(6,846)
Assets of discontinued operations	43,490	-
Infomercial production costs	(21,694)	(128,935)
Deposits	(8,186)	(49,610)
Accounts payable, accrued expenses and taxes	612,324	(93,186)
Other current liabilities	41,173	-
Liabilities of discontinued operations	(11,722)	-
Net cash provided by operating activities	208,566	83,700

Cash flows from investing activities
Capital expenditures and intangible assets	(816)	(20,062)
Acquisition costs	(3,710)	-
Net cash used in investing activities	(4,526)	(20,062)

Cash flows from financing activities
Decrease in bank overdraft	-	(28,639)
Principal payments on notes payable	(89,112)	-
Due to unconsolidated affiliates	-	82,383
Net payments to due to related parties	-	(117,382)
Costs incurred for the issuance of preferred stock	(38,867)	-
Net cash used in financing activities	(127,979)	(63,638)

Net increase in cash and cash equivalents	76,061	-
Cash and cash equivalents, beginning of period	356,331	-
Cash and cash equivalents, end of period	$432,392	$-

Additional cash flow information
Interest paid	$39,320	$-
Income taxes paid	$4,039	$-

Non-cash investing and financing activities
Receipt of membership interest in limited liabilty company as
partial consideration in sale of real estate	$211,000	$-
Loan payable to tenant for reimbursement of improvements	$189,615	$-
Conversion of debt to stock	$100,000	$31,800

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of March 31, 2006; results of operations for the three months ended March 31, 2006 and 2005; cash flows for the three months ended March 31, 2006 and 2005; and changes in stockholders' equity for the three months ended March 31, 2006. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. The consolidated balance sheet at December 31, 2005 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

3. Certain Significant Policies

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

The Company’s direct response marketing business is conducted through WWE and its affiliates, the historical business of the Company after the Closing. WWE was incorporated in July 2004 as a Delaware corporation under the name Buckhead Marketing & Distribution, Inc. The Company’s name was subsequently changed to Worldwide Excellence, Inc. in September 2004. WWE is a direct marketing and branding company specializing in health, beauty, fitness and home consumer products. WWE is in the business of building product brands. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Certain Significant Policies (continued)

On certain of WWE products, long term annuity stream of revenue has been established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer.

The Company’s real estate business is conducted through two of MFC’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October, 1992 as a New York corporation. Yolo holds a mortgage on two real estate parcels and owns a 65-acre real estate parcel in Hunter, New York. The property was subject to a contract of sale to Mountaintrail, as of December 31, 2005, and subsequently closed the transaction in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company would own an interest in Mountaintrail of approximately 26%. On April 19, 2006, Yolo sold the remaining 26% interest it owned in Mountaintrail. See Note 4 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

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

Amortization expense for the three months ended March 31, 2006 and 2005 was $94,695 and $-0-.

Earnings per Share

Earnings per common share for each of the three months ended March 31, 2006 and 2005, is calculated by dividing net income by weighted average common shares outstanding during the period, as if the reverse merger occurred at the beginning of the periods presented. Between November 29, 2005 and December 31, 2005, preferred stock, options and warrants were issued, which are convertible into an aggregate of approximately 5,157,000 shares of common stock. The dilutive effect of these convertible securities and the 3,600,000 Earn-

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Certain Significant Policies (continued)

Out Shares are not included in the calculation of loss per share for the three months ended March 31, 2006, as the inclusion of such would be anti-dilutive.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

WWE has three major product lines that make up 49.0%, 26.7% and 21.7% of WWE's net revenues for the three months ended March 31, 2006. WWE has two major product lines that make up 50.7% and 41.1% of WWE's net revenues for the three months ended March 31, 2005.

Revenue from real estate activities consists of 82.8% from the sale of one parcel.

All notes receivable are from the sale of real estate in New York.

Media Costs

Media costs are charged to operations in the period incurred and totaled $2,249,786 and $1,282,607 for the three months ended March 31, 2006 and 2005.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At March 31, 2006 there were no such adjustments.

Stock-Based Payments

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

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of MFC’s subsidiary, Yolo Equities Corp. (“Yolo”), before the reverse merger acquisition on November 29, 2005.

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
Current portion:
Hunter, New York (Real Estate Developer)	$550,000	$550,000
Valuation allowance	(125,000)	(125,000)
Assignment of proceeds to co-investor	(279,250)	(279,250)
Total current	145,750	145,750
Hunter, New York (Clubhouse)	2,402	1,359
Total current	148,152	147,109

Non-current portion:
Hunter, New York (Clubhouse)	317,597	318,640
Total non-current	317,597	318,640

Total	$465,749	$465,749

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

Clubhouse - On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of the MFC. He is still currently a shareholder and is President of Yolo through April 19, 2006.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

Both mortgages are collateralized by the underlying real estate and mature as follows:

Year ending December 31,
2006 (nine months)	$147,109
2007	4,302
2008	4,659
2009	5,046
2010	5,464
Thereafter	299,169
$465,749

Real Estate Held for Sale

Hunter, New York

Real estate properties were acquired through the reverse merger acquisition on November 29, 2005.

Yolo owned the fee interest in one property located in Hunter, New York. The property consists of 65 acres (the “65 Acre Parcel”) in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York.

The 65-acre parcel was subject to a contract for sale, dated November 23, 2005, and closed on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC (“Mountaintrail”) for $900,000. Mountaintrail is owned: (1) 51.67% by Yolo at Hunter, LLC (“YoloH”), (2) 35% by Trailside Inroads, LLC (“Trailside”), (3) 13.33% by Lester Tanner and affiliates.

Trailside is 100% owned by Lester Tanner and his related affiliates. Through November 29, 2005, the date of the Closing, Lester Tanner was Chairman of the Board, President and Chief Executive Officer, and shareholder of MFC. Lester Tanner was also President of Yolo through April 19, 2006. The selling price of $900,000 was paid to Yolo as follows: (1) $380,000 from Mountaintrail, and (2) a 51.677% membership interest in Mountrail was granted to YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000, which is included in investment in unconsolidated subsidiary. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner, which closed on April 19, 2006, to sell the remaining 50.16% interest in YoloH to him for $211,000. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale.

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

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

Real Estate Held for Rental and Development

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC. (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”). The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at March 31, 2006 was $2,131,479.

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

Real Estate Held for Rental, Development and Sale consists of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)
Office building, East Granby, Connecticut:
Building	$3,646,615	$3,646,615
Building improvements	438,870	243,769
Equipment	21,849	21,849
	4,107,334	3,912,233
Accumulated depreciation	(69,353)	(14,911)
Net, building and equipment	4,037,981	3,897,322
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	4,436,133	4,295,474
65 acres of undeveloped land held for sale, Hunter, New York	-	895,815
	$4,436,133	$5,191,289

Depreciation expense of the East Granby property was $54,442 for the three months ended March 31, 2006.

Revenue from Real Estate Activities

Revenue from real estate activities for the three months ended March 31, 2006 consists of the following:

Sale of 65 acre parcel	$900,000
Rental income	178,326
Interest from mortgages	7,980
$1,086,306

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Notes Payable

Mortgage payable, bank loan, tenant improvement loan, and Series A and B Bonds were included in the net assets of MFC acquired on November 29, 2005.

Notes payable include the following:

	March 31,	December 31,
	2006	2005
	(unaudited)

Mortgage payable, office building	$2,131,479	$2,138,756
Bank loan	141,665	170,500
Tenant improvement loan	289,615	100,000
Series A Bonds	325,000	325,000
Series B Bonds	25,000	125,000
Other loan	47,000	100,000
	2,959,759	2,959,256
Less current maturities	768,318	702,216
Long-term debt	$2,191,441	$2,257,040

Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at March 31, 2006 was $2,131,479 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007. Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest; the sum that is due on August 1, 2021, the maturity date, is $0. If Gateway prepays the mortgage prior to January 1, 2007, then it will have to pay TD Banknorth, N.A. a prepayment penalty of 1% of the prepaid amount.

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

Tenant improvement loan: Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005, and an additional $189,615 completed in 2006. Granby will begin making deferred construction payments in the aggregate of $16,090 per month in principal payments for 18 months beginning on May 15, 2006 along with accrued interest at the rate of 8% per annum from April 15, 2006. The amount of principal payment for the construction allowance will be $16,090 per month. If the deferred construction payment is not made to Jack Henry within ten days of the due date, Jack Henry may setoff the payment from its next payment of rent.

Series A Bonds: In July 2002, the board of directors of MFC authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Notes Payable (continued)

On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $325,000 of Bonds outstanding at March 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of March 31, 2006 was 10.25%. On April 1, 2006, the rate of interest was increased to 10.75% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. The Chief Financial Officer, who is also a shareholder of the Company is related to three of the bondholders.

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

There were $25,000 of Series B Bonds outstanding at March 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of March 31, 2006 was 10.25%. On April 1, 2006, the rate of interest was increased to 10.75% for the next calendar quarter. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp.

Other Loan: In April 2005, WWE entered into agreements with unrelated parties to borrow a total of $500,000 with interest at the rates of 8% - 12% per annum. The unsecured principal and accrued interest of $75,000, were due 18 months from the date of the agreements. The lenders were given the right to convert the principal

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Notes Payable (continued)

amount of the loan to common stock before the expiration of the one year anniversary of the agreements. In addition, WWE committed to pay one of the note holders a consulting fee of $10,000 per annum for 18 months from the date of the agreement for a total consulting fee of $15,000. Effective November 29, 2005, the lenders exercised their rights to convert all but $100,000 of their loan to common stock that was issued from the total shares allocated to the former stockholders’ of WWE and their designees. At the time of election, all accrued interest except for accrued interest related to $100,000 and accrued consulting fees are cancelled and forgiven. Interest on the remaining $100,000 loan was modified to 6% per annum. As of March 31, 2006, the balance of the loan was $47,000.

Aggregate maturities of the amount of notes payable at March 31, 2006 is as follows:

Year ending December 31,
2006 (nine months)	$682,183
2007	311,594
2008	104,331
2009	110,249
2010	116,502
Thereafter	1,634,900
Total	$2,959,759

6. Commitments and Contingencies

Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through February 14, 2009. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments. Rent expense for the three months ended March 31, 2006 and 2005 was $45,287 and $25,327.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2006 (nine months)	$116,293
2007	91,397
2008	93,490
2009	3,962
$305,142

Employment Agreements

Effective April 1, 2005, the two Co-Chief Executive Officers of the Company, Jeffrey S. Edell and Nancy Duitch, who is also the Chief Marketing Officer, have entered into an employment agreement with WWE. Each executive’s employment agreement is for a term of three years, terminable by the applicable executive on 60 days’ notice and terminable by WWE for “cause”. The applicable executive’s annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and the applicable executive is entitled to a

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Commitments and Contingencies (continued)

performance bonus based on exceeding the following EBITDA targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million. Executives holding the combined positions of President and/or CEO are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year. The applicable executive is entitled to a monthly car allowance of $1,000 and is entitled to health, medical and other benefits as adopted by the Company’s Board of Directors from time to time. Each executive is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

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

Other Commitments and Contingencies

In May 2005, in the United States District Court, Eastern District of Virginia, Media Commerce Group, LLC d/b/a Brandseed (“Brandseed”) commenced a breach of contract action against WWE, Botopical LLC and Buckhead Marketing & Distribution, LLC. Brandseed was seeking $650,000 in monetary damages and declaratory relief with respect to its contract with certain of the defendants, as amended, for the provision of advertising and telemarketing services on behalf of defendants. WWE and the other defendants answered, denying the material allegations of the complaint and asserting two counterclaims. While the case was in the discovery stage, the parties entered into a settlement agreement. Under the settlement agreement, WWE agreed to pay Brandseed an aggregate of $450,000 pursuant to the following payment schedule: $190,000 on December 1, 2005; $200,000 on December 21, 2005; $20,000 on February 17, 2006; $20,000 on May 19, 2006: and

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Commitments and Contingencies (continued)

$20,000 and August 18, 2006. As of May 15, 2006, the Company has made the first two payments under the settlement agreement.

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

7. Shareholders' Equity

Conversion of Debt into Common Stock

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of unregistered common stock. There were no expenses in connection with this conversion.
Private Placement

In February 2006, the Company entered into an agreement with an investment banking firm to raise equity via a private placement (the “Offering”).

8. Income Taxes

The provision for income taxes consists entirely of various state franchise taxes and limited liability company fees.

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

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $280,766 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the three months ended March 31, 2006 is approximately $765,000.These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 59% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of MFC, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, MFC instituted a plan to restructure the medical financing segment. The plan of restructuring called for MFC to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, MFC sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, MFC will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through part of 2006. Occupancy costs related to MFC’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and is not expected to be renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through March 31, 2006 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at March 31, 2006.

Summarized financial information of the medical financing segment as discontinued operations for the three months ended March 31, 2006 follows:

Revenue:
Income from the purchase and collections
of medical receivables	$4,394

Costs and expenses:
Employment costs	27,601
Occupamcy costs	13,034
Other	17,880
Depreciation and amortization	3,818
Total costs and expenses	62,333

(Loss) income from operations	(57,939)
Other expense	26
(Loss) income before income taxes	(57,965)
Income taxes	-

(Loss) income from discontinued operations, net of taxes	$(57,965)

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Discontinued Operations (continued)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	March 31,	December 31,
	2006	2005
	(unaudited)

Finance receivables, net	$28,004	$39,952
Management fee receivables, net	230,078	258,073
Other current assets	145	589
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	15,797	19,085
Other assets	9,575	9,390
Total assets	$283,599	$327,089

Accounts payable and accrued expenses	$73,508	$84,433
Current portion of notes payable	462	1,259
Total liabilities	$73,970	$85,692

Finance and Management Fee Receivables

Receivables acquired in the acquisition of MFC on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections.

Net finance receivable and management fees receivable consist of the following:

	March 31,	December 31,
	2006	2005
	(unaudited)

Net Collectible value of finance receivables	$31,158	$49,009
Allowance for collection costs	(3,154)	(9,057)
Net finance receivables	$28,004	$39,952

Net collectible value of management fee receivables	$280,222	$318,053
Allowance for collection costs	(50,144)	(59,980)
Net management fee receivables	$230,078	$258,073

10. Subsequent Event

Proposed Transaction

On April 12, 2006, the Company filed a Current Report on Form 8-K announcing that on April 11, 2006, the Company and Adsouth Partners, Inc. (“Adsouth”) announced the signing of a letter of intent wherein Adsouth agreed to sell all of its product brands from its consumer product portfolio to MFC in a cash and stock transaction valued at $9.5 million.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Event (continued)

On May 1, 2006, the Company filed a Current Report on Form 8-K announcing that on April 25, 2006, the Company and Adsouth announced the signing of an amended and restated letter of intent (the “Letter of Intent”).

Under the terms of the Letter of Intent, MFC, through a wholly owned subsidiary, will acquire from the Seller all or substantially all of the business assets of Seller’s consumer product marketing, sales and distribution business (including all or substantially all of the business assets of Seller’s retail distribution and product brands company Adsouth, Inc., DermaFresh, Inc. as well as the brands, DermaFresh, E70, and Mitsu, and the distribution rights to Simon Solutions) (the “Division”), and MFC will assume certain liabilities of the Division. The components of $9.5 million purchase price are as follows: consideration comprised of cash and the assumption of certain liabilities of the Division, which, taken together, aggregate $4.0 million and MFC Development Corp. common stock valued at $5.5 million.

The transaction, which is subject to a complete due diligence, the execution of a definitive purchase agreement and the satisfaction of closing conditions, is expected to close in the second quarter of 2006. There is no assurance that the previously described asset acquisition will be consummated.

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

Prior to the reverse merger acquisition of MFC on November 29, 2005, the Company’s only segment was the direct response marketing business. Business segment information as of March 31, 2006 and for the three months ended March 31, 2006 follows:

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Business Segment Information (continued)

	Direct	Real Estate
	Response	Rental and
	Marketing	Development	Other	Total
Revenues	$3,669,339	$1,086,306	$-	$4,755,645
Cost of sales	1,513,855	900,000	-	2,413,855
Gross profit	2,155,484	186,306	-	2,341,790

Expenses:
Selling	2,435,971	-	-	2,435,971
General and administrative	535,663	106,309	-	641,972
Corporate expenses	-	-	261,736	261,736
Depreciation and amortization	2,197	59,919	259	62,375
Bad debts	14,043	-	-	14,043
Total expenses	2,987,874	166,228	261,995	3,416,097

(Loss) income from operations	(832,390)	20,078	(261,995)	(1,074,307)

Other income (expense):
Interest expense, net	(5,768)	(32,408)	(10,139)	(48,315)
Minority voting interest in net income of subsidiary	-	(426)	-	(426)
	(5,768)	(32,834)	(10,139)	(48,741)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(838,158)	(12,756)	(272,134)	(1,123,048)
Provision for income taxes	-	2,881	500	3,381
(Loss) income from continuing operations	(838,158)	(15,637)	(272,634)	(1,126,429)
(Loss) income from discontinued operations, net of taxes	-	-	(57,965)	(57,965)

Net (loss) income	$(838,158)	$(15,637)	$(330,599)	$(1,184,394)

Current Assets:
Cash	$246,590	$179,533	$6,269	$432,392
Accounts receivable, net	211,752	-	-	211,752
Mortgage and note receivable	-	148,152	-	148,152
Inventories	801,693	-	-	801,693
Infomercial production costs	383,410	-	-	383,410
Deposits	180,819	-	-	180,819
Investment in unconsolidated subsidiary	-	211,000	-	211,000
Other current assets	108,537	71,279	-	179,816
Assets of discontinued operations	-	-	283,599	283,599
Total current assets	1,932,801	609,964	289,868	2,832,633
Property and equipment, net	34,931	-	1,375	36,306
Restricted cash	-	67,355	-	67,355
Real estate held for rental, development and sale	-	4,436,133	-	4,436,133
Mortgage and note receivable	-	317,597	-	317,597
Deferred costs, net	-	168,312	-	168,312
Deferred tax asset, net	1,016,811	-	-	1,016,811
Goodwill	1,233,373	-	-	1,233,373
Total assets	$4,217,916	$5,599,361	$291,243	$10,108,520

Capital expenditures	$816	$195,101	$-	$195,917

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and the Company's future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-K for the year ended December 31, 2005 and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The most relevant factors that could cause actual results to differ materially are the following: (i) The availability of financing that will be needed to expand our product offerings, client base and markets or implement the other features of our business strategy. (ii) The direct response marketing industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products. WWE’s must be able to license marketable products from others, and develop new products that address the needs of its customers. (iii) The Internet, which WWE is dependent on in carrying out its business strategy, is susceptible to security breaches, which may cause WWE to lose customers, even though WWE has not experienced any security breaches in the past. (iv) WWE is subject to government regulation, and a legislative change or action with respect to one of our products, could have an adverse effect on the Company. (v) A legislative change in insurance regulations affecting the future collections of receivables in the Company’s discontinued medical segment and adverse arbitration or court decisions on can affect the collectibility of receivables. (vi) Changes in the real estate and financial markets or environmental action by governments affecting development of real estate can have an adverse affect on the marketability of the Company’s real estate holdings. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended December 31, 2005.

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

Direct Response Marketing

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

WWE seeks to distinguish itself from other direct response marketing companies through the development of products that create a long term annuity stream of revenue through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer.

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

Hunter, New York

Yolo Equities Corp., a wholly owned subsidiary (“Yolo”), holds a mortgage on two real estate parcels and owned a 65-acre real estate parcel in Hunter, New York.

The 65-acre parcel, which was subject to a contract for sale, dated November 23, 2005, was sold on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000. Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President, and CEO of the Company and President of Yolo through April 19, 2006, and a stockholder of the Company) and his affiliates), and (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000, which is included in investment in unconsolidated subsidiary. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner, which closed on April 19, 2006, to sell the remaining 50.16% interest in YoloH to him for $211,000. The Company’s basis in the property was $900,000, and therefore, Yolo will record no gain or loss on the sale. The Company’s management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

The 65-acre property is in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. This property, which Mountaintrail plans to develop, is available for single family residences, townhouses, and condominium units. This undeveloped portion of acreage is adjacent to an existing 200 unit condominium development that MFC had previously participated in the development of. Included in the developed portion are properties that Yolo previously sold and holds mortgages on. These properties include a (1) a Clubhouse with swimming pool and six tennis courts, which Yolo sold in May 2005, in exchange for a second mortgage on the clubhouse, and (2) a hotel site, consisting of 10 plus acres, was sold on September 23, 2004. See Note 4 of Notes to Consolidated Financial Statements.

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

Direct Response Marketing

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

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses from the date of acquisition through March 31, 2006.

Components of Operating Expenses

Selling Expenses

Selling expenses are the largest component of WWE’s cost structure and primarily consist of media expenditures and out-sourced infomercial production costs. The largest component of selling expenses is the cost of TV and Internet media.

General and Administrative Expenses

Direct Response Marketing

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

Corporate Expenses

Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development. The Company expects that corporate expenses will increase as additional senior management personnel are hired to oversee the anticipated growth of the Company and to comply with the requirements of being a public company.

Bad debts

The significant component of bad debt expense is when WWE ships a product with multiple credit payment terms, consisting of future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense.

Components of Other Items

Interest Expense, net

This item is recorded net of insignificant amounts of interest income.

Direct Response Marketing

Interest expense is primarily attributable to a loan from an individual during 2005, part of which was converted to equity in connection with the reverse merger acquisition on November 29, 2005.

Real Estate

Interest expense from real estate consists of debt acquired from MFC’s real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,131,000 at March 31, 2006. The interest rate is 5.53 % through December 31, 2007. Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $160,000 before the interest rate change takes effect on December 31, 2007.

Bank loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $142,000 at March 31, 2006. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

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

Corporate

Series A and B Bonds were included in the net assets of MFC acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of March 31, 2006, the prime rate was 7.75% and the interest rate on these bonds was increased to 10.75% for the following quarter.

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

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the three months ended March 31, 2006 is approximately $765,000.These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 59% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

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

On May 1, 2006, the Company filed a Current Report on Form 8-K announcing that on April 25, 2006, the Company and Adsouth announced the signing of an amended and restated letter of intent (the “Letter of Intent”).

Under the terms of the Letter of Intent, MFC, through a wholly owned subsidiary, will acquire from the Seller all or substantially all of the business assets of Seller’s consumer product marketing, sales and distribution business (including all or substantially all of the business assets of Seller’s retail distribution and product brands company Adsouth, Inc., DermaFresh, Inc. as well as the brands, DermaFresh, E70, and Mitsu, and the distribution rights to Simon Solutions) (the “Division”), and MFC will assume certain liabilities of the Division. The components of $9.5 million purchase price are as follows: consideration comprised of cash and the assumption of certain liabilities of the Division, which, taken together, aggregate $4.0 million and MFC Development Corp. common stock valued at $5.5 million.

The transaction, which is subject to a complete due diligence, the execution of a definitive purchase agreement and the satisfaction of closing conditions, is expected to close in the second quarter of 2006. There is no assurance that the previously described asset acquisition will be consummated.

RESULTS OF OPERATIONS

2006 Period Compared to the 2005 Period

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

The following table summarizes the Company's changes in net revenue and gross profit from the Company’s direct response marketing business (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2006	2005	$	%
Net revenue	$3,669	$3,604	$65	2%
Cost of sales	1,514	1,607	(93)	(6)%
Gross profit	$2,155	$1,997	$158	8%
Gross profit %	59%	55%

Revenues and Gross Profit

Direct Response Marketing

Net Sales

Net sales for the three months ended March 31, 2006 (“Q1 2006”) were approximately $3,669,000 an increase of $65,000, or 2%, compared to net sales for the three months ended March 31, 2005 (“Q1 2005”) of approximately $3,604,000. The change was due to a combination of certain products reaching the end of their product cycles in Q1 2005 and new product launches during fiscal 2005, which carried over into Q1 2006. Sales of the Company’s beauty product lines were lower in Q1 2006 by $848,000 as the Q1 2005 sales were primarily continuity sales of a product line that was discontinued at the end of fiscal 2004. Sales of the Company’s fitness products were the same for Q1 2005 and Q1 2006, although the sales during Q1 2005 were related to the Ab Revolutionizer product that was discontinued during that quarter. The sales of fitness products in Q1 2006 were related to a new product launched during the third quarter of 2005. The remaining increase in sales for Q1 2006 is due to the launch of the Pet Vac product.

Gross Profit

Gross profit in Q1 2006 was approximately $2,155,000, an increase of $158,000, or 8%, compared to gross profit in Q1 2005 of approximately $1,997,000. The increase in gross profit was due to both an increase in net sales as detailed above and higher profit margins on products that were sold in Q1 2006, compared to those sold in Q1 2005. Gross profit margins were 59% in Q1 2006, compared to 55% in Q1 2005. Gross profit margins increased primarily due to the launching of Youth Factor Beauty Care brand in Q1 2005. A new brand launch typically has lower margins due to higher costs associated with acquiring new customers. The gross profit margin of Youth Factor Beauty Care was 67% in Q1 2006, compared to 58% in Q1 2005. The increase in gross profit percentage was also due to a change in the product mix in Q1 2006 compared to Q1 2005.

Real Estate

The Company acquired the real estate activities of MFC on November 29, 2005. The revenue for the three months ended March 31, 2006 was $1,086,000, which included $900,000 of revenue from the sale of the 65 acre parcel in Hunter, New York. The balance was primarily rental income from the office building in East Granby, Connecticut.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the three months ended March 31, 2006.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2006	2005	$	%
Selling	$2,436	$1,345	$1,091	81%

General and administrative:
Direct respnse marketing	536	476	60	13%
Real estate	106	-	106
Total general and administrative	642	476	166

Corporate expenses	262	105	157	150%

Depreciation and amortization:
Direct respnse marketing	2	3	(1)	(33)%
Real estate	60	-	60
Total depreciation and amortization	62	3	59

Bad debts	14	7	7	100%

Interest expense, net:
Direct respnse marketing	6	2	4	200%
Real estate	32	-	32
Corporate	10	-	10
Total interest expense, net	48	2	46

Selling Expenses

Direct Response Marketing

Selling expenses in Q1 2006 were approximately $2,436,000, an increase of $1,091,000, or 81%, compared to selling expenses in Q1 2005 of approximately $1,345,000.

Media spending for TV increased in Q1 2006 by $584,000 as a result of new product launches in Q1 2006 compared to the existing products in Q1 2005. Internet media spending increased in Q1 2006 by $571,000 in accordance with the Company’s new business model. Amortization of infomercial production costs increased in Q1 2006 by $95,000 due to the airing of new infomercials in 2006. The increases in selling expenses were partially offset by a decrease in print media spending in Q1 2006 by $189,000, compared to Q1 2005, as a result of WWE ‘s current emphasis on other media spending.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel. The Company did not incur any other selling expenses for the three months ended March 31, 2006.

General and Administrative Expenses

Direct Response Marketing

General and administrative expenses in Q1 2006 were approximately $536,000, an increase of $60,000, or 13%, compared to general and administrative expenses in Q1 2005 of approximately $476,000. The increase in Q1 2006 was due to an increase in employment costs as a result of replacing temporary labor with full time employees, which was necessary to prepare for WWE’s anticipated growth.

Real Estate

General and administrative expenses in Q1 2006 from real estate activities were $106,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $23,000, (ii) real estate taxes of $15,000, and (iii) utilities of $39,000.

Corporate Expenses

Corporate expenses in Q1 2006 were approximately $262,000, an increase of $157,000, or 150%, compared to corporate expenses in Q1 2005 of approximately $105,000. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development. The increase in Q1 2006 was primarily due to an increase in employment costs of $113,000 attributable to the need for additional personnel required since becoming a public company on November 29, 2005, as well as a higher level of salary needed to retain these employees. Other increases in Q1 2006 were due to an additional $8,000 in accounting fees, $23,000 in business development consulting fees, and $7,000 in shareholder relation expenses.

Depreciation and Amortization

Real Estate

Depreciation and amortization expense for the three months ended March 31, 2006 consists of depreciation of $55,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees of $5,000.

Bad Debts

Direct Response Marketing

Bad debt expense in Q1 2006 was $14,000, an increase of $7,000, compared to bad debt expense in Q1 2005 of $7,000. In Q1 2006, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to Q1 2005. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense.

Real Estate

There was no bad debt expense in the real estate business acquired from MFC during Q1 2006.

Interest Expense

Interest expense in Q1 2006 was $48,000, compared to interest expense of $2,000 in Q1 2005. The increase is primarily attributable to interest expense on the debts that were acquired from MFC on November 29, 2005.

The major components of interest expense from MFC debts was $30,000 of mortgage interest on the office building in East Granby, Connecticut, and $10,000 of interest paid on the balance of Series A and Series B Bonds. On February 10, 2006, $100,000 of Series B Bonds was converted into common stock, leaving a total balance of bonds payable of $350,000 as of March 31, 2006.

Discontinued Operations

Loss from discontinued operations in Q1 2006 was approximately $58,000, compared to $-0- in Q1 2005. The loss in Q1 2006 is due to the activities of the discontinued operations that was acquired from MFC, on November 29, 2005.

Net (Loss) Income

Net loss in Q1 2006 was approximately $1,184,000, compared to net income in Q1 2005 of approximately $59,000. The decrease in net income of $1,243,000 is due to the increased cost of TV media requiring an increase in expenditures in Q1 2006 to generate the same revenue as Q1 2005. Also, the Company increased its internet media trial offers sales during Q1 2006 which creates initial losses that are expected to generate future continuity revenues.

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

The Company’s management believes that the loss for the three months ended March 31, 2006 was due to increased TV media costs, lack of funding during fiscal 2005 to purchase inventory for sale in 2006 and to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending during fiscal 2005 for its beauty products, where initial losses are incurred in order to generate future profitable revenue streams, thereby allowing WWE to expand its Continuity programs into the current and future periods. WWE expects to increase its infrastructure and operating expenditures in connection with carrying out its future business strategy.

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

WWE will continue to need capital to meet the financial requirements that are necessary to be able to execute such a Continuity program. The primary requirement is the ability to finance the operating losses incurred in the initial execution phase of a program that generates negative cash flow during the first two to four months of the program.

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

On March 31, 2006, the Company had a working capital deficit of $1,185,000. The Company used the cash proceeds from the sale of the 65 acre parcel of land that was sold in Hunter, New York to fund the losses from operations since December 31, 2005. The proceeds from the sale, and our existing cash balances were not sufficient to pay all of our vendors in accordance with their invoice terms. The Company is attempting to restructure the due dates of certain outstanding invoices. The plan is to use part of the proceeds from the proposed private placement to pay the over due invoices. The Company may be unable to reach an agreement with investors and close the private placement and will therefore need to raise additional funds. The Company cannot be certain that it will be able to obtain additional debt or equity financing on favorable terms, if at all. The Company is investigating the possibility of obtaining a second mortgage, or refinancing the first mortgage on the office building that MFC owns in East Granby, Connecticut. The Company is currently inquiring as to the availability and terms of such a facility with commercial lenders. If the Company cannot raise additional funds, we will not be able to continue to fund our existing business model, develop or enhance our products, grow our business or meet unanticipated cash requirements, which could seriously harm our business. The changes that may be required to be made to our business model in order to conserve cash include delaying further expansion of the continuity business and/or reducing advertising costs directed toward the direct response marketing business. The Company will also need to arrange extended payment terms with it’s over due vendors so that they will continue to provide products and services to us.

The Company expects that the collection of its existing receivables from discontinued operations will supplement its cash flow.

Cash provided by operations in 2006 was $209,000, as compared to $83,000 being provided in 2005. The $126,000 net increase in cash provided by operations in 2006 was due the proceeds from the sale of real estate of $685,000, and increases in accounts payable balances of $612,000 in 2006, compared to a reduction of accounts payable balances of $93,000 in 2005. The increases in cash were offset by a decrease in earnings of $1,081,000, net of adjustments for non-cash-items of $162,000.

Cash used by investing activities was $5,000 in 2006 as compared to $20,000 being used in 2005. The $15,000 decrease in cash being used in 2006 was primarily due a decrease in the acquisition of fixed assets in 2006 compared to 2005.

Net cash used by financing activities was $128,000 in 2006 as compared with $63,000 being used in 2005. The $65,000 increase in cash being used in 2006 was primarily due to the increase in net debt repayments and additional costs in 2006 that were related to the Private Placement in connection with the Closing on November 29, 2005.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of March 31, 2006.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$2,959,759	$768,318	$450,215	$229,900	$1,511,326
Operating Leases	327,892	161,892	166,000	-	-
Total	$3,287,651	$930,210	$616,215	$229,900	$1,511,326

Item 3. Controls and Procedures

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2006.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of unregistered common stock. There were no expenses in connection with this conversion.

Item 6. Exhibits

A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFC DEVELOPMENT CORP.

May 22, 2006	/s/ VICTOR BRODSKY Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

3.1	Articles of Incorporation of Worldwide Excellence, Inc. (f/k/a Buckhead Marketing & Distribution, Inc.), as amended.

3.2	By-laws of Buckhead Marketing & Distribution, Inc. (n/k/a Worldwide Excellence, Inc.)

4.1	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005.

4.2	Form of MFC Development Corp. Warrant, Commencement Date-November 29, 2005.

10.1	Employment Agreement dated as of April 1, 2004 of Jeffrey S. Edell.

10.2	Employment Agreement dated as of April 1, 2004 of Nancy Duitch.

21.1	Subsidiaries of the Company.

31.1	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.*
______
*	Filed herewith