Form 10QSB
period 2006-06-30
MFC DEVELOPMENT CORP
filed 2006-08-21
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

|   |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to ________

Commission file number: 0-31667

MFC DEVELOPMENT CORP.

 (Exact name of small business issuer as specified in its charter)

_____Delaware______      ____13-3579974____

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

271 North Avenue, Suite 520

__New Rochelle, New York_10801_

(Address of principal executive offices)

(Registrant’s telephone number, including area code): (914) 636-3432

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |   |  No |X|

As of the close of business on August 11, 2006, there were 21,638,751 shares of the issuer's classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |   |  No |X|

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 218,044	$ 356,331
Accounts receivable	209,637	238,289
Mortgage and note receivable	3,468	147,109
Inventories	617,779	631,818
Infomercial production costs	196,184	456,411
Deposits	145,882	172,633
Real estate held for sale	-	895,815
Other current assets	127,511	224,999
Assets of discontinued operations	252,437	327,089
Total current assets	1,770,942	3,450,494

Property and equipment, net	33,848	37,946

Other assets:
Restricted cash	67,355	67,355
Real estate held for rental, development and sale	4,218,799	4,295,474
Mortgage and note receivable	316,532	318,640
Deferred costs, net	199,583	173,790
Deferred tax asset, net	1,016,811	1,016,811
Goodwill	1,231,048	1,229,663
Other	25,500	-
Total other assets	7,075,628	7,101,733
Total assets	$ 8,880,418	$ 10,590,173

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,525,439	$ 2,496,003
Current portion of notes payable, including $50,000 payable to a related
party at June 30, 2006 and $-0- payable at December 31, 2005	708,548	702,216
Other current liabilities	66,913	25,549
Liabilities of discontinued operations	76,071	85,692
Total current liabilities	4,376,971	3,309,460

Other liabilities:
Notes payable, net of current portion	2,038,084	2,257,040
Total other liabilities	2,038,084	2,257,040

Total liabilities	6,415,055	5,566,500

Minority voting interest in subsidiary	1,179,050	1,212,472

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 1,205,000 shares Series A	2,410	2,410
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 15,791,251 shares at June 30, 2006 and
15,567,790 shares at December 31, 2005	15,792	15,568
Capital in excess of par value	7,622,082	7,058,261
Deferred compensation	(13,540)	-
Accumulated deficit	(5,980,431)	(3,265,038)
	1,646,313	3,811,201
Less treasury stock, at cost - 500,000 shares at June 30, 2006	(360,000)	-
Total stockholders' equity	1,286,313	3,811,201
Total liabilities and stockholders' equity	$ 8,880,418	$ 10,590,173

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Direct response marketing	$ 2,176,098	$ 1,785,314	$ 5,845,437	$ 5,388,960
Real estate activities	166,221	-	1,252,527	-
Total revenues	2,342,319	1,785,314	7,097,964	5,388,960

Costs and expenses
Cost of sales	1,135,584	662,128	3,549,439	2,268,800
Selling	1,517,844	922,187	3,953,815	2,266,932
General and administrative	560,584	508,457	1,202,556	984,014
Corporate expenses	373,744	97,864	635,480	203,009
Depreciation and amortization	43,534	2,123	105,909	5,174
Bad debts	26,763	15,088	40,806	22,119
Total costs and expenses	3,658,053	2,207,847	9,488,005	5,750,048

(Loss) income from operations	(1,315,734)	(422,533)	(2,390,041)	(361,088)

Other income (expense):
Interest expense, net	(50,657)	(850)	(98,972)	(3,306)
Minority voting interest in net loss of subsidiary	2,752	-	2,326	-
	(47,905)	(850)	(96,646)	(3,306)

(Loss) income from continuing operations before
provision for income taxes	(1,363,639)	(423,383)	(2,486,687)	(364,394)
Provision for income taxes	450	4,800	3,831	4,800
(Loss) income from continuing operations	(1,364,089)	(428,183)	(2,490,518)	(369,194)

(Loss) income from discontinued operations, net of taxes	(46,410)	-	(104,375)	-

Net (loss) income	(1,410,499)	(428,183)	(2,594,893)	(369,194)
Preferred stock dividends	60,250	-	120,500	-
Net (loss) income applicable to common stockholders	$ (1,470,749)	$ (428,183)	$(2,715,393)	$ (369,194)

(Loss) earnings per common share:
(Loss) earnings from continuing operations	$ (0.09)	$ (0.04)	$ (0.16)	$ (0.03)
(Loss) earnings from discontinued operations	-	-	-	-
Basic and diluted (loss) earnings per common share	$ (0.09)	$ (0.04)	$ (0.16)	$ (0.03)

Number of shares used in computation of basic and
diluted earnings per share	15,599,859	11,500,000	15,610,985	11,500,000

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

										Total
					Additional					Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity

Balance, December 31, 2005	1,205,000	$ 2,410	15,567,790	$ 15,568	$ 7,058,261	$ -	$ (3,265,038)	-	$ -	$ 3,811,201
Shares issued for conversion
of debt	-	-	100,000	100	99,900	-	-	-	-	100,000
Costs of preferred stock issuance	-	-	-	-	(38,867)	-	-	-	-	(38,867)
Cost of warrants issued as
compensation	-	-	-	-	7,631	-	-	-	-	7,631
Stock issued pursuant to
exercise of stock grants	-	-	7,500	8	4,492	(4,500)	-	-	-	-
Issuance of stock options	-	-	-	-	14,820	(14,820)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(120,500)	-	-	(120,500)
Common stock issued as payment
for preferred stock dividend	-	-	115,961	116	115,845	-	-	-	-	115,961
Return of common stock by
former President	-	-	-	-	360,000	-	-	500,000	(360,000)	-
Amortization of deferred
compensation	-	-	-	-	-	5,780	-	-	-	5,780
Net loss	-	-	-	-	-	-	(2,594,893)	-	-	(2,594,893)
Balance, June 30, 2006	1,205,000	$ 2,410	15,791,251	$ 15,792	$ 7,622,082	$ (13,540)	$ (5,980,431)	500,000	$ (360,000)	$ 1,286,313

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities
Net loss	$ (2,594,893)	$ (369,194)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	389,992	34,494
Bad debts	40,806	22,119
Minority voting interest in net loss of subsidiary	(3,422)	-
Equity based compensation	13,411	-
Changes in operating assets and liabilities:
Accounts receivable	(12,154)	(84,560)
Inventories	14,039	275,696
Proceeds from the sale of real estate	895,815	-
Additions to real estate held for rental, development and sale	(13,362)	-
Mortgage and note receivable	145,750	-
Other current assets	71,987	(52,264)
Assets of discontinued operations	74,652	-
Infomercial production costs	(23,857)	(171,184)
Deposits	26,751	(63,920)
Accounts payable, accrued expenses and taxes	1,024,897	66,044
Other current liabilities	41,364	-
Liabilities of discontinued operations	(9,621)	-
Net cash provided by (used in) operating activities	82,155	(342,769)

Cash flows from investing activities
Capital expenditures and intangible assets	(816)	(20,916)
Distribution to minority interest	(30,000)	-
Acquisition costs	(1,385)	-
Net cash used in investing activities	(32,201)	(20,916)

Cash flows from financing activities
Decrease in bank overdraft	-	(30,510)
Proceeds from notes and loans payable	75,000	500,000
Principal payments on notes payable	(187,624)	-
Additions to deferred finance costs	(36,750)	-
Due to unconsolidated affiliates	-	52,383
Net payments to related parties	-	(123,693)
Costs incurred for the issuance of preferred stock	(38,867)	-
Capital contributions	-	57
Net cash (used in) provided by financing activities	(188,241)	398,237

Net (decrease) increase in cash and cash equivalents	(138,287)	34,552
Cash and cash equivalents, beginning of period	356,331	-
Cash and cash equivalents, end of period	$ 218,044	$ 34,552

Additional cash flow information
Interest paid	$ 85,676	$ -
Income taxes paid	$ 4,039	$ 4,800

Non-cash investing and financing activities
Conversion of debt to stock	$ 100,000	$ 31,800
Common stock issued as payment for preferred stock dividend	$ 115,961	$ -
Accrued preferred stock dividend	$ 4,539	$ -
Return of 500,000 shares of common stock by former President	$ 360,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of June 30, 2006; results of operations for the six months three months ended June 30, 2006 and 2005; cash flows for the six months ended June 30, 2006 and 2005; and changes in stockholders' equity for the six months ended June 30, 2006. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. The consolidated balance sheet at December 31, 2005 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

The Company’s real estate business is conducted through two of MFC’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October, 1992 as a New York corporation. Yolo holds a mortgage on a real estate parcel and previously owned a 65-acre real estate parcel in Hunter, New York. The property was subject to a contract of sale to Mountaintrail, as of December 31, 2005, and subsequently closed the transaction in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company owned an interest in Mountaintrail of approximately 26%.  On April 19, 2006, Yolo sold the remaining 26% interest it owned in Mountaintrail. See Note 4 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

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

Amortization expense for the six months ended June 30, 2006 and 2005 was $284,084 and $29,320. Amortization expense for the three months ended June 30, 2006 and 2005 was $184,389 and $29,320.

(Loss) Earnings per Share

Earnings per common share for each of the six months and three months ended June 30, 2006 and 2005, is calculated by dividing net incomes) by weighted average common shares outstanding during the period, as if the everse merger occurred at the beginning of the periods presented. Between November 29, 2005 and December 31, 2005, preferred stock, options and warrants were issued, which are convertible into an aggregate of

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Certain Significant Policies (continued)

approximately 5,157,000 shares of common stock. Between January 1, 2006 and June 30, 2006, options and warrants were issued, which are convertible into an aggregate of approximately 49,000 shares of common stock.   The dilutive effect of these convertible securities and the 3,600,000 Earn-Out Shares are not included in the calculation of loss per share for the six months and three months ended June 30, 2006, as the inclusion of such would be anti-dilutive.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the direct response marketing division, which are in excess of 10% of net revenues follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Product line A	38.9%	57.3%	31.3%	46.4%
Product line B	24.0%	-	22.6%	-
Product line C	21.5%	17.4%	38.8%	-
Product line D	15.6%	-	-	-
Product line E	-	12.5%	-	38.1%

Revenue from real estate activities for the six months ended June 30, 2006 consists of 71.9% from the sale of one parcel.

All notes receivable are from the sale of real estate in New York.

Media Costs

Media costs are charged to operations in the period incurred and totaled $3,457,142 and $2,111,983 for the six months ended June 30, 2006 and 2005, and $1,207,356 and $829,376 for the three months ended June 30, 2006 and 2005.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At June 30, 2006, there were no such adjustments.

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

Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of MFC’s subsidiary, Yolo Equities Corp. (“Yolo”), before the reverse merger acquisition on November 29, 2005.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
Current portion:
Hunter, New York (Real Estate Developer)	$ 279,250	$ 550,000
Valuation allowance	-	(125,000)
Assignment of proceeds to co-investor	(279,250)	(279,250)
Total current	-	145,750
Hunter, New York (Clubhouse)	3,468	1,359
Total current	3,468	147,109

Non-current portion:
Hunter, New York (Clubhouse)	316,532	318,640
Total non-current	316,532	318,640

Total	$ 320,000	$ 465,749

Hunter, New York

Real Estate Developer - On September 23, 2004, Yolo sold 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matured on November 10, 2005. MFC used an imputed interest rate of 5% on the note through November 10, 2005. On November 4, 2005, MFC received a principal payment of $350,000 and extended the maturity of the balance to May 10, 2006, with interest accruing at 12% per annum. On April 4, 2006, MFC received a principal payment of $145,750, plus accrued interest to date. The maturity date of the balance of the note was further extended to August 24, 2006, with interest accruing at 12% per annum. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. Since the Company was not able to freely convey the 1.6 acres by June 1, 2006, as called for in the sales agreement, the mortgage note on the hotel site was reduced by $125,000. The Company had taken a valuation allowance on the note receivable for the full amount and had reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. A co-investor in this property from before it was sold, is due $279,250 and has an assignment on the proceeds of this mortgage to settle that obligation.

Clubhouse - On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of the MFC. He is still currently a shareholder and was President of Yolo through April 19, 2006.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

Both mortgages are collateralized by the underlying real estate and mature as follows:

Year ending December 31,
2006 six months)	$ 1,360
2007	4,302
2008	4,659
2009	5,046
2010	5,464
Thereafter	299,169
$ 320,000

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

Trailside is 100% owned by Lester Tanner and his related affiliates. Through November 29, 2005, the date of the Closing, Lester Tanner was Chairman of the Board, President and Chief Executive Officer, and shareholder of MFC. Lester Tanner was also President of Yolo through April 19, 2006. The selling price of $900,000 was paid to Yolo as follows: (1) $380,000 from Mountaintrail, and (2) a 51.67% membership interest in Mountrail was granted to YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner, which closed on April 19, 2006, to sell the remaining 50.16% interest in YoloH to him for $211,000. The Company’s basis in the property was $900,000, and therefore, Yolo recorded no gain or loss on the sale.

Real Estate Held for Rental and Development

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at June 30, 2006 was $2,109,529. On July 13, 2006, Granby completed the closing of a second mortgage note on the property for $1,100,000 (See Subsequent Events Note).

Simultaneous to the Closing on November 29, 2005, the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, of Granby is consolidated with MFC, and the minority voting interests are recorded separately.

Real Estate Held for Rental, Development and Sale consists of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
Office building, East Granby, Connecticut:
Building	$ 3,646,615	$ 3,646,615
Building improvements	257,132	243,769
Equipment	21,849	21,849
	3,925,596	3,912,233
Accumulated depreciation	(104,949)	(14,911)
Net, building and equipment	3,820,647	3,897,322
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	4,218,799	4,295,474
65 acres of undeveloped land held for sale, Hunter, New York	-	895,815
	$ 4,218,799	$ 5,191,289

Depreciation expense of the East Granby property was $90,038 and $35,596 for the six months and three months ended June 30, 2006.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Real Estate Activities (continued)

Revenue from Real Estate Activities

Revenue from real estate activities for the three months and six months ended June 30, 2006 consists of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006

Sale of 65 acre parcel	$ -	$ 900,000
Rental income	158,606	336,932
Interest from mortgages	7,615	15,595
	$ 166,221	$ 1,252,527

5. Notes Payable

Mortgage payable, bank loan, tenant improvement loan, and Series A and B Bonds were included in the net assets of MFC acquired on November 29, 2005.

Notes payable include the following:

	June 30,	December 31,
	2006	2005
	(unaudited)

Mortgage payable, office building	$ 2,109,525	$ 2,138,756
Bank loan	112,322	170,500
Tenant improvement loan	77,785	100,000
Series A Bonds	300,000	325,000
Series B Bonds	50,000	125,000
Related party loan	50,000	-
Other loan	47,000	100,000
	2,746,632	2,959,256
Less current maturities	708,548	702,216
Long-term debt	$ 2,038,084	$ 2,257,040

See subsequent events note for additional notes and loans that were closed after June 30, 2006.

Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at March 31, 2006 was $2,131,479 and accrues interest thereon at an annual interest rate of 5.53% through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest; the sum that is due on August 1, 2021, the maturity date, is $0.  If Gateway prepays the mortgage prior to January 1, 2007, then it will have to pay TD Banknorth, N.A. a prepayment penalty of 1% of the prepaid amount.

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

Tenant improvement loan: Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005. Granby made a principal payment of $17,353 in May 2006. The remaining balance will be amortized by monthly payments of principal in the amount of $4,682 plus interest through October 15, 2007. If Jack Henry completes additional tenant improvements in 2006, the monthly payments will increase to an amount to be determined if and when the final construction is completed. If the deferred construction payment is not made to Jack Henry within ten days of the due date, Jack Henry may setoff the payment from its next payment of rent.

Series A Bonds: In July 2002, the board of directors of MFC authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $300,000 of Bonds outstanding at June 30, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of June 30, 2006 was 10.75%. On July 1, 2006, the rate of interest was increased to 11.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. The Chief Financial Officer, who is also a shareholder of the Company is related to two of the bondholders.

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

Series B Bonds: In February 2003, the board of directors of MFC authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Series B Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. n accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Series B Bonds into common stock at the rate of $1 per share. In

MFC DEVELOPMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Notes Payable (continued)

February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock, and such notes have been reflected as a non-current liability as of December 31, 2005.

There were $50,000 of Series B Bonds outstanding at June 30, 2006. Each Series B Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of June 30, 2006 was 10.75%. On July 1, 2006, the rate of interest was increased to 11.25% for the next calendar quarter. Monthly interest only payments are due through maturity. The Series B Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. The Chief Financial Officer, who is also a shareholder of the Company is related to one of the bondholders.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp.

Related Party Loan: On June 30, 2006, Nancy Duitch, who is a director, Chief Executive Officer, and shareholder, loaned the Company $50,000. The loan was repaid on July 17, 2006 with interest at the rate of 9% per annum.

Other Loan: In April 2005, WWE entered into agreements with unrelated parties to borrow a total of $500,000 with interest at the rates of 8% - 12% per annum.  The unsecured principal and accrued interest of $75,000, were due 18 months from the date of the agreements.  The lenders were given the right to convert the principal amount of the loan to common stock before the expiration of the one-year anniversary of the agreements.  In addition, WWE committed to pay one of the note holders a consulting fee of $10,000 per annum for 18 months from the date of the agreement for a total consulting fee of $15,000.  Effective November 29, 2005, the lenders exercised their rights to convert all but $100,000 of their loan to common stock that was issued from the total shares allocated to the former stockholders’ of WWE and their designees.  At the time of election, all accrued interest except for accrued interest related to $100,000 and accrued consulting fees was cancelled and forgiven. Interest on the remaining $100,000 loan was modified to 6% per annum. As of June 30, 2006, the balance of the loan was $47,000.

Aggregate maturities of the amount of notes payable at June 30, 2006 is as follows:

Year ending December 31,
2006 (six months)	$ 581,342
2007	199,312
2008	104,331
2009	110,249
2010	116,502
Thereafter	1,634,896
Total	$ 2,746,632

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Commitments and Contingencies

Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through September 30, 2011. These office facilities include two leases that were entered into in July 2006. The new leases are for (i) a five year office lease in Encino, California for the Company’s headquarters and general offices, and (ii) a one year office lease in Boca Raton, Florida for the operations of the Company’s newly acquired consumer products division. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments. Rent expense was $91,016 for the six months ended June 30, 2006 and $46,408 for the six months ended June 30, 2005. Rent expense was $45,729 for the three months ended June 30, 2006 and $21,081 for the three months ended June 30, 2005.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2006 (six months)	$ 134,654
2007	240,933
2008	213,786
2009	220,026
2010	226,424
2011	173,416
$ 1,209,239

Employment Agreements

Effective April 1, 2005, the two Co-Chief Executive Officers of the Company, Jeffrey S. Edell and Nancy Duitch, who is also the Chief Marketing Officer, entered into employment agreements with WWE. As reported on Current Reports filed on Forms 8-K dated June 6, 2006 and June 9, 2006, Jeffrey S. Edell resigned his position as President and Co-Chief Executive Officer of the Company, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board.

Upon the termination of Mr. Edell’s Employment Agreement, he and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of MFC common stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. In addition, Mr. Edell agreed to relinquish any claim with respect to all of his earn-out shares (“Returned Earn-Out Shares”), which he may be entitled to, provided that his new replacement is approved by the Board of Directors. The Earn-Out Shares of up to a maximum of 1,450,000 shares, which may be available to Mr. Edell, are being held in accordance with the terms of an escrow agreement dated November 29, 2005. The Returned Common Shares and Returned Earn-Out Shares will be used to assist in facilitating the hiring of a senior executive(s). However, to the extent that either the Returned Common Shares or the Returned Earn-Out Shares have not been issued, cancelled, or reserved, and the Company is subsequently sold, he would receive a pro-rated portion of any sales price that the owner of those shares would ordinarily receive.

Ms. Duitch’s employment agreement is for a term of three years, terminable by her on 60 days’ notice and terminable by WWE for “cause”. Her annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and she is entitled to a performance bonus based on exceeding the following EBITDA

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Commitments and Contingencies (continued)

targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million. Executives holding the combined positions of President and/or CEO are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year.  She is entitled to a monthly car allowance of $1,000 and is entitled to health, medical and other benefits as adopted by the Company’s Board of Directors from time to time. She is also subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

On July 15, 2006, the Company entered into an employment agreement with Alan Gerson, subject to the approval of the board of directors. The employment agreement was approved by the board of directors on July 18, 2006, and then appointed Alan Gerson as President and Chief Operating Officer (See Subsequent Events Note).

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

Other Commitments and Contingencies

In May 2005, in the United States District Court, Eastern District of Virginia, Media Commerce Group, LLC d/b/a Brandseed (“Brandseed”) commenced a breach of contract action against WWE, Botopical LLC and Buckhead Marketing & Distribution, LLC. Brandseed was seeking $650,000 in monetary damages and declaratory relief with respect to its contract with certain of the defendants, as amended, for the provision of dvertising and telemarketing services on behalf of defendants. WWE and the other defendants answered, denying the material allegations of the complaint and asserting two counterclaims. While the case was in the

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Commitments and Contingencies (continued)

discovery stage, the parties entered into a settlement agreement. Under the settlement agreement, WWE agreed to pay Brandseed an aggregate of $450,000 pursuant to the following payment schedule: $190,000 on December 1, 2005; $200,000 on December 21, 2005; $20,000 on February 17, 2006; $20,000 on May 19, 2006: and $20,000 and August 18, 2006. As of August 11, 2006, the Company has made the first two payments under the settlement agreement.

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

7. Shareholders' Equity

Conversion of Debt into Common Stock

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Series B Bonds into common stock at the rate of $1 per share. On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of unregistered common stock. There were no expenses in connection with this conversion.

Other Equity Compensation

On April 10, 2006, MFC approved an equity compensation plan for each non-employee director of the Board of Directors who owned less than 5% of the Company's stock.

Options to acquire 30,000 shares of common stock are granted upon joining the Board, which vest as follows:

10,000 shares to vest upon joining the Board, the balance to vest at the rate of 2,500 shares per quarter, beginning at the end of the first quarter, following the first anniversary of joining the Board. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

Additional options to acquire 9,000 shares of common stock are granted upon joining the Board, which vest quarterly over three years. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

A grant of restricted stock to acquire 7,500 shares of MFC common stock. Every quarter after the director’s election to the board, 625 shares will become unrestricted. On April 10, 2006, the Company issued 7,500 shares to one Director.

Treasury Stock

As reported on Current Reports filed on Forms 8-K dated June 6, 2006 and June 9, 2006, Jeffrey S. Edell resigned his position as President and Co-Chief Executive Officer of the Company, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board. In connection with his resignation, Mr. Edell and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the greement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of MFC common stock that were issued to him in connection with his Employment Agreement and the Acquisition

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Shareholders' Equity (continued)

Agreement that closed on November 29, 2005. The Company valued the treasury shares at the closing market price on June 9, 2006, which was $.72 per share for an aggregate of $360,000.

Dividend on Preferred Stock

Under the terms of the Company’s 10% Series A Convertible Preferred Stock, MFC, at its option, may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing MFC Common Stock to the holder of the Convertible Preferred Stock based on MFC’s Common Stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the MFC Common Stock on date the applicable dividend is due and payable (the “Valuation”). The fair market value is the trailing average closing bid price for the 20 consecutive trading days prior to the dividend payment date.

The first dividend payment was due on May 29, 2006. The Company elected to pay the dividend by issuing 115,961 shares MFC Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of MFC common stock on the last business day before the dividend payment (May 26, 2006) was $1.01 per share, which resulted in the cost of the dividend to the Company being $117,121.

Warrants

A total of 2,719,000 warrants have been issued as of December 31, 2005. On April 3, 2006, the Company issued an additional 10,000 warrants as additional compensation to a consultant (see Subsequent Events Note for additional warrants issued on August 2, 2006). Each such warrant entitled the holder to purchase one share of common stock.  Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Shareholders' Equity (continued)

Warrants outstanding as of June 30, 2006 is summarized in the following table:

		Exercisable	Exercise
Description of Warrants	Shares	Through	Price

Warrants which accompanied the Bridge Loans prior to the private
placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$ 1.00

Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:

Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$ 1.00
		December 30, 2007	$ 1.50
		December 30, 2008	$ 1.50

Series A Convertible Preferred Stock - Finders	275,000	December 30, 2008	$ 1.00

Warrants which were granted to investors and creditors, subject to	80,000	November 29, 2008	$ 1.00
the private placement that closed November 29, 2005

	150,000	November 29, 2006	$ 1.00
		November 29, 2007	$ 1.50
		November 29, 2008	$ 1.50

	45,000	November 29, 2006	$ 1.00
		November 29, 2007	$ 1.25
		November 29, 2008	$ 1.50

	139,000	November 29, 2006	$ 1.00
		November 29, 2008	$ 1.50

Total warrants outstanding at December 31, 2005	2,719,000

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$ 0.50

Total warrants outstanding at June 30, 2006	2,729,000

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Shareholders' Equity (continued)

Warrants outstanding expire from November 30, 2008 to April 3, 2009 as per the following schedule:

Exercise
Shares	Exercisable through	Price
905,000	November 29, 2008	$ 1.00
334,000	November 29, 2008	$ 1.50
275,000	December 30, 2008	$ 1.00
1,205,000	December 30, 2008	$ 1.50
10,000	April 30, 2009	$ 0.50

Subsequent Event

See Subsequent Events note for additional common stock and warrants issued.

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

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $280,766 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the six months ended June 30, 2006 is approximately $2,594,000. These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 66% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

9. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of MFC, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, MFC instituted a plan to restructure the medical financing segment. The plan of restructuring called for MFC to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, MFC sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, MFC will

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Discontinued Operations (continued)

retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through part of 2006. Occupancy costs related to MFC’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and is not expected to be renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through June 30, 2006 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at June 30, 2006.

Summarized financial information of the medical financing segment as discontinued operations for the six moths and three months ended June 30, 2006 follows:

	Three	Six
	Months ended	Months ended
	June 30, 2006

Revenue:
Income from the purchase and collections
of medical receivables	$ -	$ 4,394

Costs and expenses:
Employment costs	21,482	49,083
Occupamcy costs	13,038	26,072
Other	8,071	25,951
Depreciation and amortization	3,819	7,637
Total costs and expenses	46,410	108,743

(Loss) income from operations	(46,410)	(104,349)
Other expense	-	26
(Loss) income before income taxes	(46,410)	(104,375)
Income taxes	-	-

(Loss) income from discontinued operations, net of taxes	$ (46,410)	$ (104,375)

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Discontinued Operations (continued)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	(unaudited)

Finance receivables, net	$ 42,594	$ 39,952
Management fee receivables, net	188,290	258,073
Other current assets	-	589
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	11,978	19,085
Other assets	9,575	9,390
Total assets	$ 252,437	$ 327,089

Accounts payable and accrued expenses	$ 76,071	$ 84,433
Current portion of notes payable	-	1,259
Total liabilities	$ 76,071	$ 85,692

Finance and Management Fee Receivables

Receivables acquired in the acquisition of MFC on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections.

Net finance receivable and management fees receivable consist of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)

Net Collectible value of finance receivables	$ 55,837	$ 49,009
Allowance for collection costs	(13,243)	(9,057)
Net finance receivables	$ 42,594	$ 39,952

Net collectible value of management fee receivables	$ 221,518	$ 318,053
Allowance for collection costs	(33,228)	(59,980)
Net management fee receivables	$ 188,290	$ 258,073

10. Subsequent Events

Business Acquisition and Financing

On August 7, 2006, MFC filed a Current Report on Form 8-K announcing that on August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in MFC’s Form 8-K filed on June 28, 2006. MFC, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. MFC

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Events (continued)

purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

MFC was required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of funds from its lender and therefore paid $381,250 of the principal on the Adsouth Note on August 2, 2006 and expects, on the closing of the second half of its financing, to pay $381,250 of principal to meet this obligation. At the time of the second payment of $381,250, the $762,500 balance due will be amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly. Twelve months from such date, an additional $213,500 of principal shall be due. After six months, the Adsouth Note may be converted into shares of MFC’s common stock, pursuant to the following terms of the Adsouth Note.

1.

The holder of the Adsouth Note has the right to convert the note to common stock of MFC, only if the Company does not pay 50% of the original principal amount of the Adsouth Note, together with accrued interest, before January 20, 2007, or unless an Event of Default shall occur.

2.

At any such time as MFC has made 50% payment of the original principal amount of the Adsouth Note, the Company shall have the right to force conversion of the Adsouth Note into common stock of MFC by issuing to the holder of  such number of shares of common stock determined by dividing one hundred fifteen percent (115%) of the total amount of principal and interest being converted pursuant by the $.80 per share; provided, however, that the Company shall only exercise this right if, at such the time of such exercise, the shares of Common Stock to be so issued shall be subject to a current and effective registration statement or all of such shares may be sold pursuant to Rule 144(k) of the Securities and Exchange Commission pursuant to the Securities Act, or any subsequent similar rule.

The stock component of the purchase price was paid by issuance of 5.5 million shares of MFC’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth. The Company has an option to re-purchase the Adsouth Shares at an exercise price of $1.00 for the period from August 1, 2006 through the close of business on July 19, 2007 and $1.15 for the period from July 20, 2007 through July 19, 2008, as long as Adsouth Partners, Inc. still owns Adsouth Shares. MFC has granted Adsouth “piggy-back” registration rights and one “demand” registration in the event the Adsouth Shares are not included in a registration filed within ninety days of issuance of the Adsouth Shares. The Company expects to register the Adsouth Shares, along with other shares, in a registration filing on Form SB-2 pursuant to a registration rights agreement entered into by MFC in connection with the convertible note financing.

The financial statements and pro-forma financial information, which are required to be filed in connection with this acquisition will be filed on Form 8-K/A not later than October 16, 2006.

Convertible Debt Financing and Warrants

On August 7, 2006, MFC filed a Current Report on Form 8-K announcing that on August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Events (continued)

Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and will receive another $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). The initial Note matures on July 31, 2009. The Notes require monthly interest-only payments for the first eight months and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”). The Company shall pay a commitment fee equal to 6.5% of the total purchase price of the Notes of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700 of the Notes. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The offering requires the Company to prepare and file with the Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock issuable upon exercise of the Warrants and the Notes pursuant to an the Registration Rights Agreement.

Second Mortgage Financing

On July 19, 2006, MFC filed a Current Report on Form 8-K announcing that on July 13, 2006, the Company completed the closing of a second mortgage financing (the “Second Mortgage Note”) on an office building that is owned by Gateway Granby, LLC (“Gateway”), a subsidiary of MFC (see Real Estate Activities, Note 4).

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Events (continued)

The terms of the Second Mortgage Note are as follows:

Principal: $1,100,000

Maturity: August 1, 2009

Rate: 12.5%

Monthly payment: $11,458 (interest only), balloon payment of $1,111,458 at maturity

Prepayment penalty: None

The Second Mortgage Note will become due at the option of the lender, if Gateway shall, without prior written consent: (i) further encumber the mortgaged property with any lien imposed in connection with any other financing or (ii) issue new membership interests to members who do not currently own a controlling interest, but such transfer may be permitted between the Registrant and the other existing members of Gateway.

Approximately $120,000 of fees were paid in connection with the Second Mortgage Note.

Gateway made a distribution from the proceeds of the Note to: (i) MFC in the amount of approximately $490,000 and (ii) the other members of Gateway for $550,000.

The Company guaranteed repayment of the Note and has also pledged its membership interest in Gateway to the other members as a guaranty for $550,000 of the Second Mortgage Note and for any other obligation that MFC may have to the other Gateway members. MFC bears 100% of the costs of the Note and 60% of the interest costs with the other Gateway members bearing the remaining 40% of the interest costs.

The Promissory Note issued in connection with the Second Mortgage Note has not been registered under the Securities Act of 1933, as amended, and until so registered promissory note may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration.

Employment Agreement

On July 20, 2006, MFC filed a Current Report on Form 8-K announcing that on July 15, 2006, the Company entered into an employment agreement (the “Employment Agreement”) with Alan Gerson, subject to the approval of the board of directors. The Employment Agreement was approved by the board of directors on July 18, 2006, and then appointed Alan Gerson as President and Chief Operating Officer.

Mr. Gerson’s annual base salary is $250,000, subject to annual increase by the board of directors during the term based on annual performance reviews. Mr. Gerson is entitled to a performance bonus based on exceeding certain EBITDA targets. Executives holding the combined positions of President and/or CEO are to share in a bonus pool calculated at a minimum of 15% by the amount by which the applicable EBITDA target is exceeded for the applicable calendar year. Mr. Gerson is entitled to a monthly car allowance of $1,000, and the cost of insurance, operation and maintenance of said vehicle when utilized for business purposes. He is entitled to heath, medical and other benefits as adopted by MFC’s Board of Directors from time to time. He is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Events (continued)

The Employment Agreement shall terminate: (i) upon the expiration of three years, (ii) upon the determination in writing by the board that there is justifiable cause, in which case, Mr. Gerson has 30 days to cure such justifiable cause, (iii) immediately upon death or Disability, or (iii) upon 60 days written notice of his voluntary resignation. Upon termination of Mr. Gerson’s employment for justifiable cause or his voluntary resignation without good cause, he will be entitled to receive any compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination. Upon the voluntary resignation of Mr. Gerson with good cause or his termination by MFC without justifiable cause, or upon termination due to death or Disability, he shall receive:

(i)

A lump sum payment of his base salary for a period of six months.

(ii)

Any base salary and bonus (prorating the portion of the bonus for the year through the date of termination) accrued prior to the date of termination. In addition, any amount payable for compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination.

(iii)

MFC shall pay all of his COBRA payments and pay premiums on any life insurance plans, or such alternating plans as of the date of termination, for a period of 180 days.

Mr. Gerson shall receive, as an inducement for his accepting the position of President and Chief Operating Officer, and as part of his initial compensation package, options to purchase up to 1,000,000 shares of the Common Stock of MFC, to be issued within thirty days of his employment under a Qualified Stock Option Plan to be adopted by the Company. Options to purchase 200,000 shares of the Common Stock of MFC shall vest immediately upon the execution of his Employment Agreement. The remaining Options to purchase 800,000 shares of the Common Stock of MFC shall vest ratably over a 30 month period from the date of his Employment Agreement. The strike price of such Options is $0.52 and are exercisable for five years from the date of grant. It is further understood and agreed that Mr. Gerson will be eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 Shares at then current market prices, should annual performance goals be met. These Options will be made available in three traunches, as follows: Options to purchase 200,000 shares with a strike price calculated based on the market price of the stock on the first day of trading in January 2007; Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2008, and Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2009. These additional grants of options would be in addition to any cash bonuses applicable pursuant to his Employment Agreement.

Stock Option Plan

On August 2, 2006, MFC filed a Current Report on Form 8-K announcing that:

1.

On July 27, 2006, MFC adopted the Company’s 2006 Equity Incentive Plan (the “Plan”) to provide incentives to employees, consultants, officers and directors. The Company reserved 5,000,000 shares of the Company’s common stock for issuance under the Plan. The Plan will be administered by the Board of Directors and pursuant to the Plan, the Company may issue stock options, stock purchase awards, restricted stock awards, and warrants. In addition to the options to purchase 1,000,000 shares of common stock granted to Alan Gerson, pursuant to his Employment Agreement, a total of 790,000 options to purchase common stock of the Company were also granted to employees, at the exercise price of $.60 per share. Unless otherwise specified in an employment contract, options vest quarterly over three years from the date of the grant.

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. Subsequent Events (continued)

2.

On July 27, 2006, the Company’s Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”) in its entirety effective as of July 27, 2006.

Other Equity Compensation

On July 27, 2006, the Board of Directors approved the granting of a total of 340,000 shares of the Company’s common stock as compensation to two consultants. The valuation on the date of the grant was $.60 per share. In addition, one of the consultants was issued warrants to purchase 75,000 shares of common stock contingent upon the closing of the Gottbetter financing, which closed on August 2, 2006. The exercise price of the warrants is $.80 per share.

On July 27, 2006, Roger A. Burlage was appointed to the Board of Directors. As a non-employee director of the Board of Directors who owns less than 5% of the Company's stock, his compensation is:

Options to acquire 30,000 shares of common stock are granted upon joining the Board, which vest as follows:

10,000 shares to vest upon joining the Board, the balance to vest at the rate of 2,500 shares per quarter, beginning at the end of the first quarter, following the first anniversary of joining the Board. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

Additional options to acquire 9,000 shares of common stock are granted upon joining the Board, which vest quarterly over three years. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

A grant of restricted stock to acquire 7,500 shares of MFC common stock. Every quarter after the director’s election to the board, 625 shares will become unrestricted.

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

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Business Segment Information (continued)

Business segment information as of June 30, 2006 and for the six months and three months ended June 30, 2006 follows:

	Direct	Real Estate
	Response	Rental and
	Marketing	Development	Other	Total
Six Months ended June 30, 2006:
Revenues	$ 5,845,437	$ 1,252,527	$ -	$ 7,097,964
Cost of sales	2,649,439	900,000	-	3,549,439
Gross profit	3,195,998	352,527	-	3,548,525

Expenses:
Selling	3,953,815	-	-	3,953,815
General and administrative	996,889	205,667	-	1,202,556
Corporate expenses	-	-	635,480	635,480
Depreciation and amortization	4,395	100,995	519	105,909
Bad debts	40,806	-	-	40,806
Total expenses	4,995,905	306,662	635,999	5,938,566

(Loss) income from operations	(1,799,907)	45,865	(635,999)	(2,390,041)

Other income (expense):
Interest expense, net	(14,200)	(65,370)	(19,402)	(98,972)
Minority voting interest in net loss of subsidiary	-	2,326	-	2,326
	(14,200)	(63,044)	(19,402)	(96,646)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(1,814,107)	(17,179)	(655,401)	(2,486,687)
Provision for income taxes	800	3,031	-	3,831
(Loss) income from continuing operations	(1,814,907)	(20,210)	(655,401)	(2,490,518)
(Loss) income from discontinued operations, net of taxes	-	-	(104,375)	(104,375)

Net (loss) income	$ (1,814,907)	$ (20,210)	$ (759,776)	$(2,594,893)

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Business Segment Information (continued)

	Direct	Real Estate
	Response	Rental and
	Marketing	Development	Other	Total
Three Months ended June 30, 2006:
Revenues	$ 2,176,098	$ 166,221	$ -	$ 2,342,319
Cost of sales	1,135,584	-	-	1,135,584
Gross profit	1,040,514	166,221	-	1,206,735

Expenses:
Selling	1,517,844	-	-	1,517,844
General and administrative	461,226	99,358	-	560,584
Corporate expenses	-	-	373,744	373,744
Depreciation and amortization	2,198	41,076	260	43,534
Bad debts	26,763	-	-	26,763
Total expenses	2,008,031	140,434	374,004	2,522,469

(Loss) income from operations	(967,517)	25,787	(374,004)	(1,315,734)

Other income (expense):
Interest expense, net	(8,432)	(32,962)	(9,263)	(50,657)
Minority voting interest in net loss of subsidiary	-	2,752	-	2,752
	(8,432)	(30,210)	(9,263)	(47,905)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(975,949)	(4,423)	(383,267)	(1,363,639)
Provision for income taxes	800	150	(500)	450
(Loss) income from continuing operations	(976,749)	(4,573)	(382,767)	(1,364,089)
(Loss) income from discontinued operations, net of taxes	-	-	(46,410)	(46,410)

Net (loss) income	$ (976,749)	$ (4,573)	$ (429,177)	$(1,410,499)

MFC DEVELOPMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11. Business Segment Information (continued)

	Direct	Real Estate
	Response	Rental and
	Marketing	Development	Other	Total
Balance Sheet Data:
Current Assets:
Cash	$ (14,905)	$ 225,746	$ 7,203	$ 218,044
Accounts receivable, net	209,637	-	-	209,637
Mortgage and note receivable	-	3,468	-	3,468
Inventories	617,779	-	-	617,779
Infomercial production costs	196,184	-	-	196,184
Deposits	145,882	-	-	145,882
Other current assets	102,094	25,417	-	127,511
Assets of discontinued operations	-	-	252,437	252,437
Total current assets	1,256,671	254,631	259,640	1,770,942
Property and equipment, net	32,733	-	1,115	33,848
Restricted cash	-	67,355	-	67,355
Real estate held for rental, development and sale	-	4,218,799	-	4,218,799
Mortgage and note receivable	-	316,532	-	316,532
Deferred costs, net	-	199,583	-	199,583
Deferred tax asset, net	1,016,811	-	-	1,016,811
Goodwill	1,231,048	-	-	1,231,048
Other	25,500	-	-	25,500
Total assets	$ 3 ,562,763	$ 5,056,900	$ 60,755	$ 8,880,418

Capital expenditures	$ 816	$ 3,362	$ -	$ 14,178

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and the Company's future development  and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-K for the year ended December 31, 2005 and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The most relevant factors that could cause actual results to differ materially are the following: (i) Closing of the second installment of the Financing that closed on August 2, 2006 is conditioned on the Company’s filing of the registration statement as well as other customary conditions.  There can be no assurance that the second installment of the Financing will ultimately be consummated. The funds from the second closing will be needed to expand our product offerings, client base and markets, and to implement the other features of our business strategy; (ii) The direct response marketing industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products. WWE’s must be able to license marketable products from others, and develop new products that address the needs of its customers; (iii) The Internet, which WWE is dependent on in carrying out its business strategy, is susceptible to security breaches, which may cause WWE to lose customers, even though WWE has not experienced any security breaches in the past; (iv) WWE is subject to government regulation, and a legislative change or action with respect to one of our products, could have an adverse effect on the Company; (v) A legislative change in insurance regulations affecting the future collections of receivables in the Company’s discontinued medical segment and adverse arbitration or court decisions on can affect the collectibility of receivables and (vi) Changes in the real estate and financial markets or environmental action by governments affecting development of real estate can have an adverse affect on the marketability of the Company’s real estate holdings. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended June 30, 2006 and 2005. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended December 31, 2005.

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

On August 7, 2006, MFC filed a Current Report on Form 8-K announcing that on August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in MFC’s Form 8-K filed on June 28, 2006. MFC, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. MFC purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

The stock component of the purchase price was paid by issuance of 5.5 million shares of MFC’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.

On August 7, 2006, MFC filed a Current Report on Form 8-K announcing that on August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and will receive another $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least 100,000,000 shares. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company and Gottbetter (the “Security Agreement”). The Company shall pay a commitment fee equal to 6.5% of the total purchase price of the Notes of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700 of the Notes. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The offering requires the Company to prepare and file with the Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock issuable upon exercise of the Warrants and the Notes pursuant to an the Registration Rights Agreement.

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

Hunter, New York

Yolo Equities Corp., a wholly owned subsidiary (“Yolo”), holds a mortgage on a real estate parcel and previously owned a 65-acre real estate parcel in Hunter, New York.

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

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000, which is included in investment in unconsolidated subsidiary. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner, which closed on April 19, 2006, to sell the remaining 50.16% interest in YoloH to him for $211,000. The Company’s basis in the property was $900,000, and therefore, Yolo recorded no gain or loss on the sale. The Company’s management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

See Note 4 of Notes to Consolidated Financial Statements.

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005, the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of MFC, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with MFC, and the minority voting interests are recorded separately.

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

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial

Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses from the date of acquisition through June 30, 2006.

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

Corporate Expenses

Corporate expenses consist of the direct costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of: (i) employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, and (ii) professional fess. The Company expects that corporate expenses will increase as additional senior management personnel are hired to oversee the anticipated growth of the Company and to comply with the requirements of being a public company.

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

Real Estate

Interest expense from real estate consists of debt acquired from MFC’s real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,110,000 at June 30, 2006. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $139,000 before the interest rate change takes effect on December 31, 2007.

On July 13, 2006, the Company completed the closing of a $1,100,000 second mortgage financing on the East Granby Property. The mortgage note matures on August 1, 2009, with an interest rate of 12.5% per annum.

Bank loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $112,000 at June 30, 2006. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

Tenant improvement loan

Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005. Granby made a principal payment of $17,353 in May 2006. The remaining balance will be amortized by monthly payments of principal in the amount of $4,682 along with accrued interest at the rate of 8% per annum through October 15, 2007. If Jack Henry completes additional tenant improvements in 2006, the monthly payments and interest will increase to an amount to be determined if and when the final construction is completed.

Corporate

Series A and B Bonds were included in the net assets of MFC acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of June 30, 2006, the prime rate was 8.25% and the interest rate on these bonds was increased to 11.25% for the following quarter.

Subsequent Financing

Business Acquisition: On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in MFC’s Form 8-K filed on June 28, 2006. MFC, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. MFC purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

MFC was required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of funds from its lender and therefore paid $381,250 of the principal on the Adsouth Note on August 2, 2006 and expects, on the closing of the second half of its financing, to pay $381,250 of principal to meet this obligation. At the time of the second payment of $381,250, the $762,500 balance will be amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly. Twelve months from such date, an additional $213,500 of principal shall be due. After six months, the Adsouth Note may be converted into shares of MFC’s common stock, pursuant to the following terms of the Adsouth Note.

Convertible Debt Financing and Warrants: On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and will receive another $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). The initial Note matures on July 31, 2009. The Notes require monthly interest-only payments for the first eight months and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

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

MFC has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the six months ended June 30, 2006 is approximately $2,594,000. These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 66% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

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

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition. There have been no changes to theses critical accounting policies as noted in the 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

The following table summarizes the Company's changes in net revenue and gross profit from the Company’s direct response marketing business (in thousands) for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Net revenue	$ 2,176	$ 1,785	$ 391	22%	$ 5,845	$ 5,389	$ 456	8%
Cost of sales	1,135	662	473	71%	2,649	2,269	380	17%
Gross profit	$ 1,041	$1,123	$ (82)	(7)%	$ 3,196	$ 3,120	$ 76	2%
Gross profit %	48%	63%			55%	58%

Revenues and Gross Profit

Direct Response Marketing

Net Sales

Net sales for the six months ended June 30, 2006 (“2006”) were approximately $5,845,000 which represents an increase of $456,000, or 8%, compared to net sales for the six months ended June 30, 2005 (“2005”) of approximately $5,389,000.  The net increase in sales for the six months ended in 2006 as compared to the six months ended in 2005 was due to the launch of two new products in 2006, Pet Vac, a pet grooming product, and Hercules Hook, a household product. Pet Vac sales were $1,320,000 and Hercules Hook sales were $343,000. The increase in sales from the new products were offset by a decrease in sales from its existing products. Sales of the Company’s beauty product lines were lower during the six months ended in 2006 by $676,000 as compared to the six months ended in 2005 as the sales for the first six months of 2005 were primarily related to continuity sales of a product line that was discontinued at the end of fiscal 2004.  Sales of the Company’s fitness products were lower by $135,000 for the six months ended in 2006 as compared to the same period in 2005, as the sales during first six months of 2005 were primarily related to a fitness product that was discontinued during the first quarter of 2005. The sales of fitness products during the six months ended in 2006 were related to the Body Burner product which was launched during the second quarter of 2005.

Net sales for the three months ended June 30, 2006 (“Q2 2006”) were approximately $2,176,000 which represents an increase of $391,000, or 22%, compared to net sales for the three months ended June 30, 2005 (“Q2 2005”) of approximately $1,785,000. The net increase in sales during Q2 2006 as compared to Q2 2005 was due to the launch of two new products in 2006, Pet Vac, a pet grooming product, and Hercules Hook, a household product. Pet Vac sales were $523,000 and Hercules Hook sales were $343,000. The increase in sales from the new products were offset by a decrease in sales from its existing products.  Sales of the Company’s beauty product lines were lower by $177,000 during Q2 2006 as compared to Q2 2005 due to a decrease in sales of the Company’s discontinued beauty product line of $423,000 that was offset by an increase in the Company’s new beauty product line of $246,000. Sales of the Company’s fitness products were lower by $66,000 during Q2 2006 as compared to Q2 2005 due to sales of $223,000 for the discontinued fitness product that were offset by an increase in sales of the Body Burner of $157,000.

Gross Profit

Gross profit for the six months ended in 2006 was approximately $3,196,000, which represents an increase of $76,000, or 2%, compared to gross profit for the six months ended in 2005 of approximately $3,120,000. The increase in gross profit was due to an increase in net sales as detailed above which was offset by lower profit margins on products that were sold during the first six months of  2006, compared to those sold during the first six months of 2005. The gross profit margin was 55% for the six months ended in 2006, compared to 58% for the six months ended in 2005. The lower gross profit percentage in 2006 as compared to 2005 was due to the write down of inventory based on management’s decision to discontinue marketing the Body Burner fitness product in order to focus on products with higher gross profit margins. The lower gross profit from Body Burner was offset by an increase in gross profit margins for the Company’s beauty product lines due to a higher percentage of the revenue coming from continuity sales which have a lower cost than the initial sale which includes additional costs to obtain a new customer. Customer service costs were also lower for the six months ended in 2006 for the beauty product lines as some of the revenue generated during the six months ended in 2005 where associated with a print campaign that had a higher costs for customer service.

Gross profit for Q2 2006 was approximately $1,041,000 which represents a decrease of $82,000, or 7%, compared to the gross profit for Q2 2005 of approximately $1,123,000. Although sales were higher for Q2 2006 over Q2 2005, the gross margin was lower due to a higher cost of sales as a percent of revenue. The gross profit percentage for Q2 2006 was 48% as compared to 63% for Q2 2005. The decrease in the gross profit percentage was due to an increase in costs of $55,000 to ship products to the Company’s customers due to the bankruptcy of a major industry freight consolidator. In addition, the gross profit margin for Q2 2006 was lower than Q2 2005 for the Body Burner product due to a $115,000 write down of inventory based on management’s decision to discontinue marketing the product in order to focus on products with higher gross profit margins. The write down was comprised of the freight-in on units that were returned to the manufacturer and the cost of units that were given free to the customers who purchased the Body Burner.

Real Estate

The Company acquired the real estate activities of MFC on November 29, 2005. The revenue for the six months ended June 30, 2006 was $1,253,000, which included $900,000 of revenue from the sale of the 65 acre parcel in Hunter, New York. The balance was primarily rental income from the office building in East Granby, Connecticut. The revenue for the three months ended June 30, 2006 was $166,000, which was primarily rental income from the office building in East Granby, Connecticut.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the six months ended June 30, 2006.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Selling	$ 1,518	$ 922	$ 596	65%	$ 3,954	$ 2,267	$ 1,687	74%

General and administrative:
Direct response marketing	461	508	(47)	(9)%	997	984	13	1%
Real estate	100	-	100		206	-	206
Total general and administrative	561	508	53		1,203	984	219

Corporate expenses	373	98	275	281%	635	203	432	213%

Depreciation and amortization:
Direct response marketing	2	2	-	-%	4	5	(1)	(20)%
Real estate	41	-	41		101	-	101
Corporate	1	-	1		1	-	1
Total depreciation and amortization	44	2	42		106	5	101

Bad debts	27	15	12	80%	41	22	19	86%

Interest expense, net:
Direct response marketing	8	1	7	700%	14	3	11	367%
Real estate	33	-	33		65	-	65
Corporate	9	-	9		19	-	19
Total interest expense, net	50	1	49		98	3	95

Selling Expenses

Direct Response Marketing

Selling expenses for the six months ended in 2006 were approximately $3,954,000, which represents an increase of $1,687,000, or 74%, compared to selling expenses for the six months ended in 2005 of approximately $2,267,000. Selling expenses for Q2 2006 were approximately $1,518,000 which represents an increase of $596,000, or 65%, compared to the selling expenses for Q2 2005 of approximately $922,000. Selling expense as a percent of revenue increased to 68% for the six months ended in 2006 as compared to 42% for the six months ended in 2005. Selling expense as a percent of revenue increased to 70% for Q2 2006 as compared to 52% for Q2 2005.

The net increase in selling costs as a percentage of sales in both periods ended in 2006 compared to 2005 was due to the write down of unamortized infomercial costs of $126,000 associated with the Body Burner program based on management’s decision to discontinue marketing the product in order to focus on products with higher gross profit margins. Selling expenses were also higher during both the six month and three month periods ended in 2006 as compared to the same periods ended in 2005 due to the costs incurred with consulting under the “Lezinksi Asset Purchase and Consulting Agreement”, which began in the fourth quarter of 2005. The increases in selling expense were offset by decreases selling expenses in the Company’s beauty product lines during both periods ended in 2006 as compared to the same periods ended in 2005 due to increased revenue generated from continuity sales that does not have any associated advertising cost.

Media spending for TV increased during the six month months ended June 30, 2006 by $680,000 compared to the six months ended June 30, 2005.  Media spending for TV increased in Q2 2006 by $95,000 compared to Q2 2005. The increases in both periods ended in 2006 were due to new product launches in 2006 compared to the existing products in 2005. Internet media spending increased during the six month months ended June 30, 2006 by $926,000 and in Q2 2006 by $354,000, compared to the same periods ended in 2005, in accordance with the Company’s new business model. The increases in selling expenses were partially offset by a decreases in print media spending during the six months ended June 30, 2006 of $260,000 and in Q2 2006 by $72,000 compared to the same periods ended 2005, as a result of WWE ‘s current emphasis on other media spending.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel. The Company did not incur any other selling expenses for the six months and three months ended June 30, 2006.

General and Administrative Expenses

Direct Response Marketing

General and administrative expenses for the six months ended in 2006 were approximately $997,000, an increase of $13,000, or 1%, compared to general and administrative expenses in six months ended in 2005 of approximately $984,000. The increase was due to higher employment costs with the addition of two new employees, a project manager and a director of interactive marketing and an increase in the Company’s product liability insurance, offset by a decrease in professional fees and charitable contribution expense, and an increase in the allocation of expenses to corporate overhead.

General and administrative expenses for Q2 2006 were approximately $461,000 which represents a decrease of $47,000, or 9%, compared to the general and administrative expenses for Q2 2005 of approximately $508,000.  The decrease was due to an increase in the allocation of expenses to corporate overhead, offset by same increases in employment costs as described for the six month periods.

Real Estate

General and administrative expenses for the six months ended in 2006 from real estate activities were $206,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $41,000, (ii) real estate taxes of $30,000, and (iii) utilities of $86,000.

General and administrative expenses for Q2 2006 from real estate activities were $100,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $17,000, (ii) real estate taxes of $15,000, and (iii) utilities of $47,000.

Corporate Expenses

Corporate expenses for the six months ended June 30, 2006 were approximately $635,000, an increase of $432,000, or 213%, compared to corporate expenses for the six months ended June 30, 2005 of approximately $203,000. Corporate expenses in Q2 2006 were approximately $373,000, an increase of $275,000, or 281%, compared to corporate expenses in Q2 2005 of approximately $98,000. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company, and new business development, and (ii) professional fees. The increase in both six month and three month periods ended in 2006 was primarily due to an increase in employment costs of attributable to the need for additional personnel required since becoming a public company on November 29, 2005, as well as a higher level of salary needed to retain these employees. Other increases include professional fees, business development consulting fees, and shareholder relation expenses.

Depreciation and Amortization

Real Estate

Depreciation and amortization expense for the six months ended June 30, 2006 consists of depreciation of $90,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees of $11,000. Depreciation and amortization expense for the Q2 2006 consists of depreciation of $36,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees of $5,000.

Bad Debts

Direct Response Marketing

Bad debt expense for the six months ended June 30, 2006 was $41,000, an increase of $19,000, compared to bad debt expense for the six months ended June 30, 2005 of $22,000. Bad debt expense in Q2 2006 was $27,000, an increase of $12,000, compared to bad debt expense in Q2 2005 $15,000. In both periods ended in 2006, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to 2005. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense.

Real Estate

For the six months ended June 30, 2006 and in Q2 2006, there was no bad debt expense in the real estate business that was acquired from MFC on November 29, 2005.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $98,000, compared to interest expense of $3,000 for the six months ended June 30, 2005. Interest expense in Q2 2006 was $50,000, compared to interest expense of $1,000 in Q2 2005. The increase in both periods ended in 2006 was primarily attributable to interest expense on the debts that were acquired from MFC on November 29, 2005.

The major components of interest expense from MFC debts for the six months ended in 2006 was $59,000 of mortgage interest on the office building in East Granby, Connecticut, and $19,000 of interest paid on the balance of Series A and Series B Bonds. On February 10, 2006, $100,000 of Series B Bonds was converted into common stock, leaving a total balance of bonds payable of $350,000 as of June 30, 2006.

The major components of interest expense from MFC debts in Q2 2006 was $29,000 of mortgage interest on the office building in East Granby, Connecticut, and $9,000 of interest paid on the balance of Series A and Series B Bonds.

Discontinued Operations

Loss from discontinued operations for the six months ended in 2006 was approximately $104,000, compared to $-0- for the six months ended in 2005. Loss from discontinued operations in Q2 2006 was approximately $46,000, compared to $-0- in Q2 2005. The loss in both the six month and three month periods ended in 2006 was due to the activities of the discontinued operations that were acquired from MFC, on November 29, 2005.

Net (Loss) Income

Net loss for the six months ended June 30, 2006 was approximately $2,595,000, compared to a net loss of $369,000 for the six months ended June 30, 2005. The increase in net loss of $2,226,000 is due to (i) the increase in selling expenses as described above, (ii) the additional corporate expenses incurred since becoming a public company on November 29, 2006, and (iii) the loss from discontinued operations that were acquired from MFC on November 29, 2005.

Net loss in Q2 2006 was approximately $1,410,000, compared to a net loss in Q2 2005 of approximately $428,000. The increase in net loss of $982,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 are the same as set forth above for the six months ended in 2006 as compared to the same period in 2005.

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

The Company’s management believes that the loss for the six months and three months ended June 30, 2006 was due to increased TV media costs, lack of funding during fiscal 2005 to purchase inventory for sale in 2006 and to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending during fiscal 2005 for its beauty products, where initial losses are incurred in order to generate future profitable revenue streams, thereby allowing WWE to expand its Continuity programs into the current and future periods. WWE expects to increase its infrastructure and operating expenditures in connection with carrying out its future business strategy.

WWE’s new business model is to distinguish itself from other direct marketing companies through the development of additional products that create a long term annuity stream of revenue through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer. In a Continuity program, WWE has the ability to “buy” customers, accepting a financial loss on the initial sales, because the subsequent continuity shipments will generate the required profits, and build a ‘brand’. The most significant difference between the initial sale and the continuity sale is the lack of two major cost elements for the continuity sale – media and telemarketing.

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

On June 30, 2006, the Company had a working capital deficit of $2,606,000. The Company used the cash proceeds from the sale of the 65 acre parcel of land that was sold in Hunter, New York to partially fund the losses from operations since December 31, 2005. The proceeds from the sale, and our existing cash balances were not sufficient to pay all of our vendors in accordance with their invoice terms. The Company was able to temporarily restructure the due dates of certain outstanding invoices until it obtained additional financing subsequent to June 30, 2006.

Financing Obtained Subsequent to June 30, 2006

On July 13, 2006, the Company completed the closing of the second mortgage financing from its subsidiary, Gateway Granby, LLC. (“Gateway”). Gateway then distributed approximately $490,000 to the Company.

On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and will receive another $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). The initial Note matures on July 31, 2009. The Notes require monthly interest-only payments for the first eight months and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company and Gottbetter (the “Security Agreement”). The Company shall pay a commitment fee equal to 6.5% of the total purchase price of the Notes of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700 of the Notes. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

Business Acquisition Subsequent to June 30, 2006

On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in MFC’s Form 8-K filed on June 28, 2006. MFC, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. MFC purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. Adsouth’s product distribution network includes more than 20 retail and wholesale customers providing access to over 18,000 retail locations throughout the country.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

MFC was required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of funds from its lender and therefore paid $381,250 of the principal on the Adsouth Note on August 2, 2006 and expects, on the closing of the second half of its financing, to pay $381,250 of principal to meet this obligation. At the time of the second payment of $381,250, the $762,500 balance will be amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly. Twelve months from such date, an additional $213,500 of principal shall be due. After six months, the Adsouth Note may be converted into shares of MFC’s common stock, pursuant to the following terms of the Adsouth Note.

1.

The holder of the Adsouth Note has the right to convert the note to common stock of MFC, only if the Company does not pay 50% of the original principal amount of the Adsouth Note, together with accrued interest, before January 20, 2007, or unless an Event of Default shall occur.

2.

At any such time as MFC has made 50% payment of the original principal amount of the Adsouth Note, the Company shall have the right to force conversion of the Adsouth Note into common stock of MFC by issuing to the holder of  such number of shares of common stock determined by dividing one hundred fifteen percent (115%) of the total amount of principal and interest being converted pursuant by the $.80 per share; provided, however, that the Company shall only exercise this right if, at such the time of such exercise, the shares of Common Stock to be so issued shall be subject to a current and effective registration statement or all of such shares may be sold pursuant to Rule 144(k) of the Securities and Exchange Commission pursuant to the Securities Act, or any subsequent similar rule.

The stock component of the purchase price was paid by issuance of 5.5 million shares of MFC’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth. MFC has granted Adsouth “piggy-back” registration rights and one “demand” registration in the event the Adsouth Shares are not included in a registration filed within ninety days of issuance of the Adsouth Shares. The Company expects to register the Adsouth Shares, along with other shares, in a registration filing on Form SB-2 pursuant to a registration rights agreement entered into by MFC in connection with the convertible note financing.

Cash provided by operations in 2006 was $82,000, as compared to $343,000 being used in 2005. The $425,000 net increase in cash provided by operations in 2006 was due to (i) the proceeds from the sale of real estate of $895,000, (ii) increases in accounts payable balances of $1,025,000 in 2006, compared to an increase of $66,000 in 2005, (iii) proceeds from the collection of mortgage and notes receivable of $147,000, (iv) capitalized infomercial costs of $147,000 in 2006 compared to 2005, and (v) a reduction in prepaid expenses and other current assets of $72,000 in 2006 compared to an increase of $52,000 in 2005. The increases in cash were offset by (i) a decrease in earnings of $1,841,000, net of adjustments for non-cash-items of $385,000, and (ii) a reduction of inventory of $14,000 in 2006 compared to a reduction of $276,000 in 2005.

Cash used by investing activities was $32,000 in 2006 as compared to $21,000 being used in 2005. The $11,000 increase in cash being used in 2006 was primarily due the $30,000 distribution paid to minority interests in subsidiary, offset by a $20,000 decrease in the acquisition of fixed assets in 2006 compared to 2005.

Net cash used by financing activities was $188,000 in 2006 as compared with $398,000 being provided in 2005. The $586,000 increase in cash being used in 2006 was primarily due to (i) net debt repayments of $187,000 in 2006 compared to net borrowings of $500,000 in 2005, and (ii) additional costs in 2006 that were related to the Private Placement in connection with the Closing on November 29, 2005, offset by a reduction of related party debt repayments of $123,000 in 2006 compared to 2005.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of June 30, 2006.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 2,746,632	$ 708,548	$ 216,983	$ 220,582	$ 1,600,519
Operating Leases	1,209,239	268,341	431,045	466,499	43,354
Total	$ 3,955,871	$ 976,889	$ 648,028	$ 687,081	$ 1,643,873

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2006.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of unregistered common stock. There were no expenses in connection with this conversion. This issuance was made pursuant to the exemption from registration provided by section 4(2) and Regulation D of the Securities of 1933.

Other Equity Compensation

On April 10, 2006, MFC approved an equity compensation plan for each non-employee director of the Board of Directors who owned less than 5% of the Company's stock.

Options to acquire 30,000 shares of common stock are granted upon joining the Board, which vest as follows:

10,000 shares to vest upon joining the Board, the balance to vest at the rate of 2,500 shares per quarter, beginning at the end of the first quarter, following the first anniversary of joining the Board. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

Additional options to acquire 9,000 shares of common stock are granted upon joining the Board, which vest quarterly over three years. The price per share of these options will be equal to the closing price of MFC common stock on the grant date.

A grant of restricted stock to acquire 7,500 shares of MFC common stock. Every quarter after the director’s election to the board, 625 shares will become unrestricted. On April 10, 2006, the Company issued 7,500 shares to one Director. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend on Preferred Stock

Under the terms of the Company’s 10% Series A Convertible Preferred Stock, MFC, at its option, may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing MFC Common Stock to the holder of the Convertible Preferred Stock based on MFC’s Common Stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the MFC Common Stock on date the applicable dividend is due and payable (the “Valuation”). The fair market value is the trailing average closing bid price for the 20 consecutive trading days prior to the dividend payment date.

The first dividend payment was due on May 29, 2006. The Company elected to pay the dividend by issuing 115,961 shares MFC Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of MFC common stock on the last business day before the dividend payment (May 26, 2006) was $1.01 per share, which resulted in the cost of the dividend to the Company being $117,121. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Warrants

On April 3, 2006, the Company issued an additional 10,000 warrants as additional compensation to a consultant (see Subsequent Events Note for additional warrants issued on August 2, 2006). Each such warrant entitled the holder to purchase one share of common stock.  Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated   herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2006	MFC DEVELOPMENT CORP.
/s/ VICTOR BRODSKY

Victor Brodsky Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Reference	Description
3.1	(2)	Articles of Incorporation of Worldwide Excellence, Inc. (f/k/a Buckhead Marketing & Distribution, Inc.), as amended
3.2	(5)	Amended and restated bylaws of the Company
3.3	(2)	By-laws of Buckhead Marketing & Distribution, Inc. (n/k/a Worldwide Excellence, Inc.)
4.1	(2)	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005
4.2	(3)	Promissory Note by Gateway Granby, LLC as maker and CMR Mortgage Fund II, LLC
4.3	(7)	Registration Rights Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC
10.1	(3)	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement by Gateway Granby, LLC as mortgagor and CMR Mortgage Fund II, LLC as mortgagee
10.2	(4)	Employment Agreement dated as of July 15, 2006 of Alan Gerson
10.3	(5)	2006 Equity Incentive Plan
10.4	(6)	Asset Purchase Agreement June 22, 2006 by and between the Company and Adsouth Partners, Inc., Adsouth, Inc., and Dermafresh, Inc.
10.5	(7)	Securities Purchase Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC
10.6	(3)	Pledge and Security Agreement by the Company to Lestar Partners, LLC as nominee and escrow agent for the other Class A members of Gateway Granby, LLC
10.7	(6)	Convertible Note dated August 1, 2006 between the Company and Adsouth Partners, Inc.
10.8	(7)	Senior Secured Convertible Promissory Note, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC
10.9	(6)	Option Agreement by and between Adsouth Partners, Inc. and the Company
10.10	(7)	Security Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC
10.11	(7)	Warrant, dated as of July 31, 2006, by the Company for the benefit of Gottbetter Capital Finance, LLC
10.12	(1)	Office Lease as of July 20, 2006 by and between Arden Realty Finance IV, LLC and Worldwide Excellence, Inc.
31.1	(1)	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(1)	Pursuant to Section 906 of the Sarbanes Certification by the Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002

______

(1)

Filed herewith

(2)

Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on April 17, 2006.

Incorporated by reference from the Company’s Form 8-K dated:

(3)

July 13, 2006, filed with the SEC on July 19, 2006.

(4)

July 15, 2006, filed with the SEC on July 20, 2006.

(5)

July 27, 2006, filed with the SEC on August 2, 2006.

(6)

August 1, 2006, filed with the SEC on August 7, 2006.

(7)

August 2, 2006, filed with the SEC on August 7, 2006.