Form 10QSB
period 2006-09-30
VERTICAL BRANDING, INC.
filed 2006-11-20
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

|   |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to ________

Commission file number: 0-31667

VERTICAL BRANDING, INC. (formerly known as MFC DEVELOPMENT CORP.)
(Exact name of small business issuer as specified in its charter)

Delaware	13-3579974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Ventura Blvd, Suite 301 Encino, California 91436
(Address of principal executive offices)

(Registrant’s telephone number, including area code): (818) 926-4900

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

As of the close of business on November 16, 2006, there were 21,678,930 shares of the issuer's classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |   |  No |X|

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$220,005	$356,331
Accounts receivable	3,508,154	238,289
Mortgage and note receivable	4,554	147,109
Inventories	1,373,213	631,818
Infomercial production costs	221,616	456,411
Deposits	537,426	172,633
Real estate held for sale	-	895,815
Other current assets	375,244	224,999
Assets of discontinued operations	175,955	327,089
Total current assets	6,416,167	3,450,494
Property and equipment, net	224,503	37,946
Other assets:
Restricted cash	67,355	67,355
Real estate held for rental, development and sale	4,196,285	4,295,474
Mortgage and note receivable	315,446	318,640
Deferred costs, net of accumulated amortization	1,076,956	173,790
Deferred tax asset, net	1,016,811	1,016,811
Retail distribution network	1,877,292	-
Goodwill	1,231,048	1,229,663
Other	20,000	-
Total other assets	9,801,193	7,101,733
Total assets	$16,441,863	$10,590,173

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,008,543	$2,496,003
Current portion of notes payable	2,738,307	702,216
Other current liabilities	68,169	25,549
Liabilities of discontinued operations	40,797	85,692
Total current liabilities	4,855,816	3,309,460
Other liabilities:
Notes payable, net of current portion	7,472,420	2,257,040
Total other liabilities	7,472,420	2,257,040
Total liabilities	12,328,236	5,566,500
Minority voting interest in subsidiary	611,050	1,212,472
Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 1,205,000 shares Series A	2,410	2,410
Common stock - $.001 par value;
Authorized - 40,000,000 shares;
Issued and outstanding - 21,638,751 shares at September 30, 2006 and
15,567,790 shares at December 31, 2005	21,640	15,568
Capital in excess of par value	10,829,639	7,058,261
Deferred compensation	(540,070)	-
Accumulated deficit	(6,451,042)	(3,265,038)
	3,862,577	3,811,201
Less treasury stock, at cost - 500,000 shares at September 30, 2006	(360,000)	-
Total stockholders' equity	3,502,577	3,811,201
Total liabilities and stockholders' equity	$16,441,863	$10,590,173

The accompanying notes are an integral part of these consolidated financial statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Direct response marketing	$3,920,646	$1,242,764	$9,766,083	$6,631,724
Retail distribution	1,205,804	-	1,205,804	-
Real estate activities	175,549	-	1,428,076	-
Total revenues	5,301,999	1,242,764	12,399,963	6,631,724
Costs and expenses
Cost of sales	1,957,156	793,225	5,506,595	3,062,025
Selling	2,457,578	754,251	6,411,393	3,021,183
General and administrative	615,076	468,580	1,817,632	1,452,594
Corporate expenses (includes non-cash stock-based
compensation of $116,602 and $-0- for the three months
ended September 30, 2006 and 2005, and
$122,382 and $-0- for the nine months ended
September 30, 2006 and 2005)	320,375	112,673	955,855	315,682
Depreciation and amortization	214,952	2,190	320,861	7,364
Bad debts	13,844	13,073	54,650	35,192
Total costs and expenses	5,578,981	2,143,992	15,066,986	7,894,040
(Loss) income from operations	(276,982)	(901,228)	(2,667,023)	(1,262,316)
Other income (expense):
Interest expense, net	(186,624)	(13,961)	(285,596)	(17,267)
Minority voting interest in net loss (income) of subsidiary	35,500	-	37,826	-
	(151,124)	(13,961)	(247,770)	(17,267)
(Loss) income from continuing operations before
provision for income taxes	(428,106)	(915,189)	(2,914,793)	(1,279,583)
Provision for income taxes	3,351	87	7,182	4,887
(Loss) income from continuing operations	(431,457)	(915,276)	(2,921,975)	(1,284,470)
(Loss) income from discontinued operations, net of taxes	(39,154)	-	(143,529)	-
Net (loss) income	(470,611)	(915,276)	(3,065,504)	(1,284,470)
Preferred stock dividends	60,250	-	180,750	-
Net (loss) income applicable to common stockholders	$(530,861)	$(915,276)	$(3,246,254)	$(1,284,470)
(Loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.02)	$(0.08)	$(0.17)	$(0.11)
(Loss) earnings from discontinued operations	-	-	-	-
Basic and diluted (loss) earnings per common share	$(0.02)	$(0.08)	$(0.17)	$(0.11)
Number of shares used in computation of basic and
diluted earnings per share	19,117,854	11,500,000	16,792,787	11,500,000

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Additional					Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity

Balance, December 31, 2005	1,205,000	$2,410	15,567,790	$15,568	$7,058,261	$-	$(3,265,038)	-	$-	$3,811,201
Shares issued for conversion
of debt	-	-	100,000	100	99,900	-	-	-	-	100,000
Net reduction in costs of preferred
stock issuance	-	-	-	-	191,433	-	-	-	-	191,433
Fair value of warrants granted as
compensation	-	-	-	-	31,657	(7,632)	-	-	-	24,025
Fair value of warrants granted as
additional consideration for debt	-	-	-	-	705,579	-	-	-	-	705,579
Shares issued in connection with
the acquisition of the consumer
consumer products division
of Adsouth Partners, Inc.	-	-	5,500,000	5,500	1,494,500	-	-	-	-	1,500,000
Stock issued pursuant to
exercise of stock grants	-	-	355,000	356	143,144	(25,500)	-	-	-	118,000
Issuance of stock options	-	-	-	-	629,320	(629,320)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(120,500)	-	-	(120,500)
Common stock issued as payment
for preferred stock dividend	-	-	115,961	116	115,845	-	-	-	-	115,961
Return of common stock by
former President	-	-	-	-	360,000	-	-	500,000	(360,000)	-
Amortization of deferred
compensation	-	-	-	-	-	122,382	-	-	-	122,382
Net loss	-	-	-	-	-	-	(3,065,504)	-	-	(3,065,504)
Balance, September 30, 2006	1,205,000	$2,410	21,638,751	$21,640	$10,829,639	$(540,070)	$(6,451,042)	500,000	$(360,000)	$3,502,577

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Net loss	$(3,065,504)	$(1,284,470)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	320,861	51,344
Bad debts	54,650	35,192
Minority voting interest in net loss of subsidiary	(37,826)	-
Equity based compensation	122,382	-
Changes in operating assets and liabilities:
Accounts receivable	(1,696,113)	(13,905)
Inventories	543,946	578,316
Proceeds from the sale of real estate	895,815	-
Additions to real estate held for rental, development and sale	(37,690)	-
Mortgage and note receivable	145,750	-
Other current assets	(170,246)	866
Assets of discontinued operations	151,134	-
Infomercial production costs	234,795	(314,532)
Deposits	(364,793)	(13,146)
Accounts payable, accrued expenses and taxes	(1,273,739)	(73,445)
Other current liabilities	42,620	-
Liabilities of discontinued operations	(44,895)	-
Net cash used in operating activities	(4,178,853)	(1,033,780)
Cash flows from investing activities
Capital expenditures and intangible assets	(71,009)	(22,722)
Distribution to minority interest	(563,596)	-
Acquisition of retail distribution network	(126,852)	-
Acquisition costs	(1,385)	-
Net cash used in investing activities	(762,842)	(22,722)
Cash flows from financing activities
Decrease in bank overdraft	-	(30,510)
Prepaid acquisition costs	-	(108,000)
Proceeds from notes and loans payable	6,499,519	1,276,333
Principal payments on notes payable	(1,277,960)	-
Additions to deferred finance costs	(377,323)	-
Net payments to related parties	-	(97,763)
Costs incurred for the issuance of preferred stock	(38,867)	-
Capital contributions	-	67,357
Net cash provided by financing activities	4,805,369	1,107,417
Net (decrease) increase in cash and cash equivalents	(136,326)	50,915
Cash and cash equivalents, beginning of period	356,331	-
Cash and cash equivalents, end of period	$220,005	$50,915
Additional cash flow information
Interest paid	$292,369	$5,434
Income taxes paid	$6,439	$4,887

 The accompanying notes are an integral part of these consolidated financial statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,
Non-cash investing and financing activities	2006	2005
Common stock issued in connection with the acquisition of the consumer products
division of Adsouth Partners, Inc.	$1,500,000	$-
Net assets acquired from the consumer products division of Adsouth Partners, Inc.	$1,275,767	$-
Promissory note issued in connection with the acquisition of the consumer products
division of Adsouth Partners, Inc.	$1,525,000	$-
Fair value of warrants granted as compensation	$31,657	$-
Fair value of warrants granted as additional consideration for debt	$1,071,579	$-
Discount on 10% secured convertible notes	$375,400	$-
Closing costs on 2nd mortgage	$119,481	$-
Stock issued pursuant to exercise of stock grants	$143,144	$-
Issuance of stock options	$629,320	$-
Conversion of debt to stock	$100,000	$31,800
Common stock issued as payment for preferred stock dividend	$115,961	$-
Reduction in accrued costs of preferred stock issuance	$230,300	$-
Accrued preferred stock dividend	$4,539	$-
Return of 500,000 shares of common stock by former President	$360,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of September 30, 2006; results of operations for the nine months three months ended September 30, 2006 and 2005; cash flows for the nine months ended September 30, 2006 and 2005; and changes in stockholders' equity for the nine months ended September 30, 2006. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2005. The consolidated balance sheet at December 31, 2005 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

2. Organization of the Company

The consolidated financial statements consist of Vertical Branding, Inc., formerly known as MFC Development Corp. (the "Company" or “VBI”) and its wholly-owned subsidiaries. The Company filed a Certificate of Amendment to its  Certificate  of  Incorporation,  as  amended,  (the  "Amendment")  with the Secretary  of State of the State of Delaware that was  effective as of October 30, 2006. The Amendment changed the name of the Company from MFC Development Corp. to Vertical Branding, Inc.  In addition, the Amendment also was filed to increase the authorized common stock of the Company from 40,000,000 shares to 100,000,000 shares.

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

On November 29, 2005, the Company completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. (“WWE”), a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and the Company (hereafter to be referred as “VBI”), and WWE’s stockholders. VBI acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of VBI common stock.  At the closing, 11,500,000 shares of VBI’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of the VBI’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, VBI note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of VBI common stock were issued for payment of legal fees. The form of the MFC Acquisition Agreement was filed with the SEC as an exhibit to the Company’s Current Report dated August 3, 2005.

As a result of the merger, former WWE stockholders hold a majority of the voting interest in VBI. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of VBI for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of VBI, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of VBI received by WWE stockholders in the acquisition, with differences between the par value of VBI and WWE’s stock recorded as additional paid in capital.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At the Closing, VBI delivered 3,000,000 shares of VBI Common Stock to an escrow agent and delivered 600,000 shares of VBI Common Stock to the same escrow agent (collectively, the “Earn-Out Shares”) to be held under the terms of separate escrow agreements. 3,000,000 Earn-Out Shares would be released to certain former WWE stockholders and 600,000 Earn-Out Shares would be released to certain then current VBI stockholders, respectively, if WWE’s Cumulative Net Income target of $3,000,000, as defined in the applicable escrow agreement, is met by December 31, 2006. If the Cumulative Net Income target is not met by December 31, 2006, then WWE would have until March 31, 2007 to meet the Cumulative Net Income target. If the Cumulative Net Income target is not met in either circumstance, the Earn-Out Shares would be returned to the Company for cancellation. The Earn-Out Shares would first be available to satisfy any indemnification obligations of WWE or the Company, as applicable, under the MFC Acquisition Agreement. Assuming the foregoing indemnification obligations have been satisfied or released, the remaining Earn-Out Shares, if any, would be distributed to the stockholders entitled thereto.

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

On July 27, 2006, the Company’s Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”) in its entirety effective as of July 27, 2006.

On August 1, 2006, the Company purchased certain assets from Adsouth Partners, Inc. comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. VBI now refers to the acquired business as its retail distribution business.  The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000. The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock, 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.

3. Certain Significant Policies

Business Activities of the Company

The Company operates three business segments consisting of the direct response marketing business, retail distribution business that was acquired on August 1, 2006 and the development and rental of real estate in New York and Connecticut.  The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of VBI’s former medical division. The real estate and discontinued operations were acquired from VBI at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On certain of WWE products, long term annuity stream of revenue has been established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer.

The Company began its retail distribution operations on August 1, 2006, when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC (“ASM”). ASM was formed in July 2006 as a Delaware limited liability company. The Company acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s real estate business is conducted through two of VBI’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October, 1992 as a New York corporation. Yolo holds a mortgage on a real estate parcel and previously owned a 65-acre real estate parcel in Hunter, New York. The property was subject to a contract of sale to Mountaintrail, as of December 31, 2005, and subsequently closed the transaction in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company owned an interest in Mountaintrail of approximately 26%.  On April 19, 2006, Yolo sold the remaining 26% interest it owned in Mountaintrail. See Note 4 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”), a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005, the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

Discontinued operations consists of the former medical financing business, conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected.

Deferred Costs

Deferred costs include costs to obtain financing and prepaid leasing commissions paid to brokers in the Company’s real estate division. Deferred finance costs are amortized over the life of the loan. Deferred broker fees are amortized over the life of the tenant’s lease. Amortization of deferred costs is provided by application of the straight-line method over estimated useful lives as follows:

Deferred finance fees	3 years
Deferred brokerage commission	5-6 years

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Retail Distribution Network

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network. Amortization of retail distribution network totaled approximately $32,000 for the nine months and three months ended September 30, 2006.

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

Amortization expense for the nine months ended September 30, 2006 and 2005 was $284,084 and $43,980. Amortization expense for the three months ended September 30, 2006 and 2005 was $-0- and $14,660.

(Loss) Earnings per Share

Earnings per common share for each of the nine months and three months ended September 30, 2006 and 2005, is calculated by dividing net incomes) by weighted average common shares outstanding during the period, as if the reverse merger occurred at the beginning of the periods presented. Between November 29, 2005 and December 31, 2005, preferred stock, options and warrants were issued, which are convertible into an aggregate of approximately 5,157,000 shares of common stock. Between January 1, 2006 and September 30, 2006, options and warrants were issued, which are convertible into an aggregate of approximately 3,085,000 shares of common stock.   The dilutive effect of these convertible securities and the 3,600,000 Earn-Out Shares are not included in the calculation of loss per share for the nine months and three months ended September 30, 2006, as the inclusion of such would be anti-dilutive.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the direct response marketing division, which are in excess of 10% of net revenues follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Product line A	-	53.6%	21.4%	47.8%
Product line B	-	-	17.1%	-
Product line C	-	28.3%	23.3%	10.6%
Product line D	58.8%	-	27.1%	-
Product line E	23.9%	-	-	-
Product line F	-	12.4%	-	33.2%

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Major product lines in the retail distribution division, which are in excess of 10% of net revenues for the three months ended September 30, 2006 follows:

Product line G	16.7%
Product line H	29.1%
Product line B	12.2%
Product line I	15.6%

Major customers in the retail distribution division, which are in excess of 10% of net revenues for the three months ended September 30, 2006 follows:

Customer A	20.5%
Customer B	27.7%
Customer C	29.4%

Revenue from real estate activities for the nine months ended September 30, 2006 consists of 63.0% from the sale of one parcel.

All notes receivable are from the sale of real estate in New York.

Advertising and Media Costs

Media costs in the direct response marketing division are charged to operations in the period incurred and totaled $5,661,113 and $2,735,671 for the nine months ended September 30, 2006 and 2005, and $2,203,970 and $623,689 for the three months ended September 30, 2006 and 2005.

Advertising costs in the retail products division, which commenced with the Adsouth acquisition on August 1, 2006, are charged to operations in the period incurred and totaled $30,136 for the three months ended September 30, 2006.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At September 30, 2006, there were no such adjustments.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.  For our Company, this interpretation will be effective beginning January 1, 2007.

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of VBI’s subsidiary, Yolo Equities Corp. (“Yolo”), before the reverse merger acquisition on November 29, 2005.

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(unaudited)
Current portion:
Hunter, New York (Real Estate Developer)	$-	$550,000
Valuation allowance	-	(125,000)
Assignment of proceeds to co-investor	-	(279,250)
Total current	-	145,750
Hunter, New York (Clubhouse)	4,554	1,359
Total current	4,554	147,109
Non-current portion:
Hunter, New York (Clubhouse)	315,446	318,640
Total non-current	315,446	318,640
Total	$320,000	$465,749

Hunter, New York

Real Estate Developer - On September 23, 2004, Yolo sold 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matured on November 10, 2005. VBI used an imputed interest rate of 5% on the note through November 10, 2005. On November 4, 2005, VBI received a principal payment of $350,000 and extended the maturity of the balance to May 10, 2006, with interest accruing at 12% per annum. On April 4, 2006, VBI received a principal payment of $145,750, plus accrued interest to date. The maturity date of the balance of the note was further extended to August 24, 2006, with interest accruing at 12% per annum. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. Since the Company was not able to freely convey the 1.6 acres by June 1, 2006, as called for in the sales agreement, the mortgage note on the hotel site was reduced by $125,000. The Company had taken a valuation allowance on the note receivable for the full amount and had reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. A co-investor in this property from before it was sold, is due $279,250 and had an assignment on the proceeds of this mortgage to settle that obligation.

Clubhouse - On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of VBI. He is still currently a shareholder and was President of Yolo through April 19, 2006.

The mortgage is collateralized by the underlying real estate and mature as follows:

Year ending December 31,
2006 (three months)	$1,360
2007	4,302
2008	4,659
2009	5,046
2010	5,464
Thereafter	299,169
$320,000

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Trailside is 100% owned by Lester Tanner and his related affiliates. Through November 29, 2005, the date of the Closing, Lester Tanner was Chairman of the Board, President and Chief Executive Officer, and shareholder of VBI. Lester Tanner was also President of Yolo through April 19, 2006. The selling price of $900,000 was paid to Yolo as follows: (1) $380,000 from Mountaintrail, and (2) a 51.67% membership interest in Mountrail was granted to YoloH, valued at $520,000.

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

Real Estate Held for Rental and Development

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at September 30, 2006 was $2,087,268. On July 13, 2006, Granby completed the closing of a second mortgage note on the property for $1,100,000.

Simultaneous to the Closing on November 29, 2005, the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, of Granby is consolidated with VBI, and the minority voting interests are recorded separately.

Real Estate Held for Rental, Development and Sale consists of the following:

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(unaudited)
Office building, East Granby, Connecticut:
Building	$3,646,615	$3,646,615
Building improvements	257,132	243,769
Equipment	46,176	21,849
	3,949,923	3,912,233
Accumulated depreciation	(151,790)	(14,911)
Net, building and equipment	3,798,133	3,897,322
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	4,196,285	4,295,474
65 acres of undeveloped land held for sale, Hunter, New York	-	895,815
	$4,196,285	$5,191,289

Depreciation expense of the East Granby property was $138,880 and $46,842 for the nine months and three months ended September 30, 2006.

Revenue from Real Estate Activities

Revenue from real estate activities for the three months and nine months ended September 30, 2006 consists of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006

Sale of 65 acre parcel	$ -	$ 900,000
Rental income	169,149	506,081
Interest from mortgages	6,400	21,995
	$ 175,549	$ 1,428,076

5. Deferred Costs

Deferred costs include the following:

	September 30,	December 31,
	2006	2006
	(unaudited)
Financing costs:
First mortgage, office building	$37,434	$37,434
Second mortgage, office building	119,481	-
10% Secured convertible notes	861,723	-
Total financing costs	1,018,638	37,434
Real estate broker leasing commissions	176,100	176,100
Total deferred costs	1,194,738	213,534
Less accumulated amortization	117,782	39,744
Deferred finance costs, net of accumulated amortization	$1,076,956	$173,790

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization of deferred costs for the nine months ended September 30, 2006 and 2005 was $78,039 and $-0-. Amortization of deferred costs for the three months ended September 30, 2006 and 2005 was $67,831 and $-0-.

6. Business Acquisition

On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc. (OTCBB:ASPR) pursuant to the purchase agreement described in VBI’s Form 8-K filed on June 28, 2006.  VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division (“Consumer Products Division”) and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was $1.525 million at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1.525 million (the “Adsouth Note”).

The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.  VBI has granted Adsouth “piggy-back” registration rights and one “demand” registration in the event the Adsouth Shares are not included in a registration filed within ninety days of issuance of the Adsouth Shares.  On September 14, 2006, the Company filed a registration statement on Form SB-2, and expects to register the Adsouth Shares, along with other shares, pursuant to a registration rights agreement entered into by VBI in connection with the convertible note financing.

This transaction is being accounted for as the total of (a) Adsouth Shares issued by VBI, (b) the delivery of the Adsouth Note, and (c) the aggregate of all direct acquisition costs, for the net monetary assets of the Consumer Products Division.

The cost of the transaction to VBI was $3,184,878, which was comprised of (1) the issuance of a total of 5,545,000 shares of common stock, of which 5,500,000 shares were issued to Adsouth Partners, Inc and 22,500 shares which were issued to a consultant, and (2) $150,878 of direct costs related to the acquisition. Under the purchase method of accounting, the cost to acquire the assets of the Consumer Products Division plus the transaction costs, will be allocated to its underlying net assets in proportion to their respective fair values. A preliminary allocation of the excess of the purchase price, over the fair value of the net assets has been recorded as intangible assets, which is allocated to acquired distribution channels. At this time, the fair values of the product rights and acquired distribution channels are currently being valued by an independent appraiser. The fair values of all other assets were estimated by VBI’s and Adsouth’s management at the time of the acquisition, subject to post closing price adjustments, to be determined on or before January 28, 2007. As a result, the final allocation of the excess of purchase price over the fair value of the net assets acquired could differ materially. For the purposes of recording the acquisition, the Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”

The calculation of the purchase is as follows:

Fair value of common stock issued to Adsouth Partners, Inc. on date of acquisition	$1,500,000
Fair value common stock issued to a consultant for services allocated to the acquisition	9,000
Total fair value of shares issued	1,509,000
Promissory note delivered to Adsouth Partners, Inc.	1,525,000
Transaction costs	150,878
Total purchase price	$3,184,878

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of common stock issued is currently based on the preliminary report of an independent appraiser to the value of the retail distribution network that was acquired. The actual valuation is pending, subject to the completion of the formal valuation of the intangible assets acquired.

Allocation of purchase price as of the acquisition date, August 1, 2006, subject to post closing price adjustments, to be determined on or before January 28, 2007:

Accounts receivable	$1,628,402
Inventory	1,285,341
Property and equipment	130,142
Accounts payable and accrued expenses	(1,012,040)
Notes payable	(756,078)
Net assets acquired	1,275,767
Intangible assets	1,909,111
Total purchase price	$3,184,878

The following pro-forma results were developed assuming the acquisition occurred at the beginning of the periods presented:

	Three	Nine
	months ended	months ended
	September 30, 2006

Revenues	$ 5,387,000	$ 13,737,000

(Loss) income from continuing operations	(485,000)	(4,427,000)
(Loss) income from discontinued operations, net of taxes	(39,000)	(287,000)
Net (loss) income	(524,000)	(4,714,000)

Basic and diluted loss per share	$ (0.02)	$ (0.22)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Notes Payable

Mortgage payable, bank loan, tenant improvement loan, and Series A and B Bonds were included in the net assets of VBI acquired on November 29, 2005.

Notes payable include the following:

	September 30,	December 31,
	2006	2005
	(unaudited)

10% Secured convertible notes	$5,775,400	$-
Promissory note	762,250	-
Demand note	636,209	-
First mortgage payable, office building	2,087,268	2,138,756
Second mortgage payable, office building	1,100,000	-
Bank loan	82,447	170,500
Tenant improvement loan	63,200	100,000
Series A Bonds	300,000	325,000
Series B Bonds	50,000	125,000
Other loan	-	100,000
	10,856,774	2,959,256
Less current maturities	2,738,307	702,216
Long-term debt	8,118,467	2,257,040
Less fair of warrants issued as additional
consideration for 10% secured convertible notes	(646,047)	-
	$7,472,420	$2,257,040

10% Secured convertible notes: On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and was to receive an additional $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). On September 18, 2006, the Company fulfilled the conditions and received the remaining $2,887,000 pursuant to a second note (the “Second Note”). Gottbetter assigned its interest in the Notes to an affiliate, Gottbetter Capital Master, Ltd.  The Company paid a commitment fee equal to 6.5% of the total purchase price of the Notes, of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700, and the balance of $187,700 was paid on September 18, 2006 upon the funding of the Second Note.

The Note matures on July 31, 2009. The Notes require monthly interest-only payments through May 31, 2007 and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”). Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). Total closing costs in connection with the loan were $1,933,303, which are being amortized over the 36 month life of the loan. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $705,579. Amortization expense of the fair value of warrants issued for the three months and nine months ended September 30, 2006 was $59,532.

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The offering required the Company to prepare and file with the Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock issuable upon exercise of the Warrants and the Notes pursuant to an the Registration Rights Agreement.

Promissory Note: On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in VBI’s Form 8-K filed on June 28, 2006. VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

VBI was required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of funds from its lender and therefore paid $381,250 of the principal on the Adsouth Note on August 2, 2006 and on the closing of the second half of its financing, paid $381,250 of principal to meet this obligation. At the time of the second payment of $381,250, the $762,500 balance due will be amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly. Twelve months from such date, an additional $213,500 of principal shall be due. Under the terms of the note, interest was 9.5% through the September 19, 2006, the date of the second principal payment. After the second principal payment, the interest rate was increased to prime plus 4%. As of September 30, 2006, the interest rate was 12.25%.

After six months, the Adsouth Note may be converted into shares of VBI’s common stock, pursuant to the following terms of the Adsouth Note.

1.

The holder of the Adsouth Note has the right to convert the note to common stock of VBI, only if the Company does not pay 50% of the original principal amount of the Adsouth Note, together with accrued interest, before January 20, 2007, or unless an Event of Default shall occur.

2.

At any such time as VBI has made 50% payment of the original principal amount of the Adsouth Note, the Company shall have the right to force conversion of the Adsouth Note into common stock of VBI by issuing to the holder of  such number of shares of common stock determined by dividing one hundred fifteen percent (115%) of the total amount of principal and interest being converted pursuant by the $.80 per share; provided, however, that the Company shall only exercise this right if, at such the time of such exercise, the shares of Common Stock to be so issued shall be subject to a current and effective registration statement or all of such shares may be sold pursuant to Rule 144(k) of the Securities and Exchange Commission pursuant to the Securities Act, or any subsequent similar rule.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth. The Company has an option to re-purchase the Adsouth Shares at an exercise price of $1.00 for the period from August 1, 2006 through the close of business on July 19, 2007 and $1.15 for the period from July 20, 2007 through July 19, 2008, as long as Adsouth Partners, Inc. still owns Adsouth Shares. VBI has granted Adsouth “piggy-back” registration rights and one “demand” registration in the event the Adsouth Shares are not included in a registration filed within ninety days of issuance of the Adsouth Shares. The Company expects to register the Adsouth Shares, along with other shares, in a registration filed on Form SB-2. on September 14, 2006, pursuant to a registration rights agreement entered into by MFC in connection with the convertible note financing.

Demand Note: In accordance with the terms of the assets purchased from Adsouth, VBI assumed certain liabilities as payment of the purchase price. The balance of the note assumed was $756,078. The note is a demand note that bears interest at 18% per annum and is guaranteed by John P., Acunto, Jr., a former officer of Adsouth and current consultant to Adsouth, and a principal stockholder of Adsouth’s common stock. The loan requires quarterly interest payments and principal payments in an amount equal to collections from two retailers.  This note also required VBI to carve-out the receivables collateral related to the two retailers from the blanket security position held by Gottbetter.

First mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at September 30, 2006 was $2,087,628 and accrues interest thereon at an annual interest rate of 5.53% through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest; the sum that is due on August 1, 2021, the maturity date, is $0.  If Gateway prepays the mortgage prior to January 1, 2007, then it will have to pay TD Banknorth, N.A. a prepayment penalty of 1% of the prepaid amount.

Second mortgage payable, office building: On July 13, 2006, the Company completed the closing of a second mortgage financing (the “Second Mortgage Note”) on the East Granby Property owned by Gateway Granby, LLC (“Gateway” or “Granby”).

The terms of the Second Mortgage Note are as follows:

Principal: $1,100,000

Maturity: August 1, 2009

Rate: 12.5%

Monthly payment: $11,458 (interest only), balloon payment of $1,111,458 at maturity

Prepayment penalty: None

The Second Mortgage Note will become due at the option of the lender, if Gateway shall, without prior written consent: (i) further encumber the mortgaged property with any lien imposed in connection with any other financing or (ii) issue new membership interests to members who do not currently own a controlling interest, but such transfer may be permitted between the Company and the other existing members of Gateway.

Approximately $120,000 of fees were paid in connection with the Second Mortgage Note.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gateway made a distribution from the proceeds of the Note to: (i) VBI in the amount of approximately $490,000 and (ii) the other members of Gateway for $550,000.

The Company guaranteed repayment of the Note and has also pledged its membership interest in Gateway to the other members as a guaranty for $550,000 of the Second Mortgage Note and for any other obligation that VBI may have to the other Gateway members. VBI bears 100% of the costs of the Note and 60% of the interest costs with the other Gateway members bearing the remaining 40% of the interest costs.

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

Series A Bonds: In July 2002, the board of directors of VBI authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $300,000 of Bonds outstanding at September 30, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of September 30, 2006 was 11.25%. On October 1, 2006, the rate of interest remained to 11.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. The Chief Financial Officer, who is also a shareholder of the Company is related to two of the bondholders.

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

Series B Bonds: In February 2003, the board of directors of VBI authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Series B Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Series B Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock, and such notes have been reflected as a non-current liability as of December 31, 2005.

There were $50,000 of Series B Bonds outstanding at September 30, 2006. Each Series B Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of September 30, 2006 was 11.25%. On October 1, 2006, the rate of interest remained 11.25% for the next calendar quarter. Monthly interest only payments are due through maturity. The Series B Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. The Chief Financial Officer, who is also a shareholder of the Company, is related to one of the bondholders.

The Bonds are a joint and several obligations of the Company and its subsidiary, Yolo Equities Corp.

Other Loan: In April 2005, WWE entered into agreements with unrelated parties to borrow a total of $500,000 with interest at the rates of 8% - 12% per annum.  The unsecured principal and accrued interest of $75,000 were due 18 months from the date of the agreements.  The lenders were given the right to convert the principal amount of the loan to common stock before the expiration of the one-year anniversary of the agreements.  In addition, WWE committed to pay one of the note holders a consulting fee of $10,000 per annum for 18 months from the date of the agreement for a total consulting fee of $15,000.  Effective November 29, 2005, the lenders exercised their rights to convert all but $100,000 of their loan to common stock that was issued from the total shares allocated to the former stockholders’ of WWE and their designees.  At the time of election, all accrued interest except for accrued interest related to $100,000 and accrued consulting fees was cancelled and forgiven. Interest on the remaining $100,000 loan was modified to 6% per annum. As of September 30, 2006, the balance of the loan was $-0-.

Aggregate maturities of the amount of notes payable at September 30, 2006 is as follows:

Year ending December 31,
2006 (three months)	$1,122,441
2007	2,331,967
2008	2,779,710
2009	2,854,446
2010	116,502
Thereafter	1,651,708
Total	$10,856,774

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Commitments and Contingencies

Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through September 30, 2011. These office facilities include two leases that were entered into in July 2006. The new leases are for (i) a five year office lease in Encino, California for the Company’s headquarters and general offices, and (ii) a one year office lease in Boca Raton, Florida for the operations of the Company’s newly acquired retail distribution division. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments. Rent expense was $141,799 for the nine months ended September 30, 2006 and $66,967 for the nine months ended September 30, 2005. Rent expense was $50,783 for the three months ended September 30, 2006 and $20,559 for the three months ended September 30, 2005.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2006 (three months)	$ 102,823
2007	335,786
2008	322,350
2009	240,476
2010	226,424
2011	173,416
$ 1,401,275

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

Upon the termination of Mr. Edell’s Employment Agreement, he and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of VBI common stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. In addition, Mr. Edell agreed to relinquish any claim with respect to all of his earn-out shares (“Returned Earn-Out Shares”), which he may be entitled to, provided that his new replacement is approved by the Board of Directors. The Earn-Out Shares of up to a maximum of 1,450,000 shares, which may be available to Mr. Edell, are being held in accordance with the terms of an escrow agreement dated November 29, 2005. The Returned Common Shares and Returned Earn-Out Shares will be used to assist in facilitating the hiring of a senior executive(s). However, to the extent that either the Returned Common Shares or the Returned Earn-Out Shares have not been issued, cancelled, or reserved, and the Company is subsequently sold, he would receive a pro-rated portion of any sales price that the owner of those shares would ordinarily receive.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Executives holding the combined positions of President and/or CEO are to share in a bonus pool calculated at a minimum of 15% by the amount by which the applicable EBITDA target is exceeded for the applicable calendar year. Mr. Gerson is entitled to a monthly car allowance of $1,000, and the cost of insurance, operation and maintenance of said vehicle when utilized for business purposes. He is entitled to heath, medical and other benefits as adopted by VBI’s Board of Directors from time to time. He is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete.

The Employment Agreement shall terminate: (i) upon the expiration of three years, (ii) upon the determination in writing by the board that there is justifiable cause, in which case, Mr. Gerson has 30 days to cure such justifiable cause, (iii) immediately upon death or Disability, or (iii) upon 60 days written notice of his voluntary resignation. Upon termination of Mr. Gerson’s employment for justifiable cause or his voluntary resignation without good cause, he will be entitled to receive any compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination. Upon the voluntary resignation of Mr. Gerson with good cause or his termination by VBI without justifiable cause, or upon termination due to death or Disability, he shall receive:

(i)

A lump sum payment of his base salary for a period of six months.

(ii)

Any base salary and bonus (prorating the portion of the bonus for the year through the date of termination) accrued prior to the date of termination. In addition, any amount payable for compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination.

(iii)

VBI shall pay all of his COBRA payments and pay premiums on any life insurance plans, or such alternating plans as of the date of termination, for a period of 180 days.

Mr. Gerson received, as an inducement for his accepting the position of President and Chief Operating Officer, and as part of his initial compensation package, options to purchase up to 1,000,000 shares of the Common Stock of VBI, to be issued within thirty days of his employment under a Qualified Stock Option Plan to be adopted by the Company. Options to purchase 200,000 shares of the Common Stock of VBI shall vest immediately upon the execution of his Employment Agreement. The remaining Options to purchase 800,000 shares of the Common Stock of VBI shall vest ratably over a 30 month period from the date of his Employment Agreement. The strike price of such Options is $0.52 and are exercisable for five years from the date of grant. It is further understood and agreed that Mr. Gerson will be eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 Shares at then current market prices, should annual performance goals be met. These Options will be made available in three traunches, as follows: Options to purchase 200,000 shares with a strike price calculated based on the market price of the stock on the first day of trading in January 2007; Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2008, and Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2009. These additional grants of options would be in addition to any cash bonuses applicable pursuant to his Employment Agreement.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On July 1, 2004, WWE entered into a consulting agreement with a former owner of WWE.  Under the consulting agreement, WWE is obligated for a period of 36 months, commencing December 2005, to pay $17,500 per month in consideration of the former owner to provide consulting services. WWE is also obligated to reimburse him for certain travel and related expenses.

FTC Consent Decree

On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order (the “Order”) resulting from an investigation that began in December, 2002. The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the marketing of the Peel Away the Pounds Weight Loss System. The Order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only. As part of the consent order, the Company paid $1,000,000 to the FTC in 2004, which was accrued in 2003. The Order is binding upon the corporate successors and assigns. The Order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch. Ms. Duitch is a director, Chief Executive Officer and Chief Marketing Officer of the Company, and through the Duitch Family Trust, beneficially owns approximately 29% of the Company’s outstanding common stock. The Order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence. This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

Other Commitments and Contingencies

In May 2005, in the United States District Court, Eastern District of Virginia, Media Commerce Group, LLC d/b/a Brandseed (“Brandseed”) commenced a breach of contract action against WWE, Botopical LLC and Buckhead Marketing & Distribution, LLC. Brandseed was seeking $650,000 in monetary damages and declaratory relief with respect to its contract with certain of the defendants, as amended, for the provision of advertising and telemarketing services on behalf of defendants. WWE and the other defendants answered, denying the material allegations of the complaint and asserting two counterclaims. While the case was in the discovery stage, the parties entered into a settlement agreement. Under the settlement agreement, WWE agreed to pay Brandseed an aggregate of $450,000 pursuant to the following payment schedule: $190,000 on December 1, 2005; $200,000 on December 21, 2005; $20,000 on February 17, 2006; $20,000 on May 19, 2006: and $20,000 and August 18, 2006. As of November 16, 2006, the Company has made the first two payments under the settlement agreement.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Equity Compensation

On April 10, 2006, VBI approved an equity compensation plan for each non-employee director of the Board of Directors who owned less than 5% of the Company's stock.

Options to acquire 30,000 shares of common stock are granted upon joining the Board, which vest as follows:

10,000 shares to vest upon joining the Board, the balance to vest at the rate of 2,500 shares per quarter, beginning at the end of the first quarter, following the first anniversary of joining the Board. The price per share of these options will be equal to the closing price of VBI common stock on the grant date.

Additional options to acquire 9,000 shares of common stock are granted upon joining the Board, which vest quarterly over three years. The price per share of these options will be equal to the closing price of VBI common stock on the grant date.

A grant of restricted stock to acquire 7,500 shares of VBI common stock. Every quarter after the director’s election to the board, 625 shares will become unrestricted. On April 10, 2006 and July 27, 2006, the Company issued 7,500 shares to two different Directors.

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

Treasury Stock

As reported on Current Reports filed on Forms 8-K dated June 6, 2006 and June 9, 2006, Jeffrey S. Edell resigned his position as President and Co-Chief Executive Officer of the Company, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board. In connection with his resignation, Mr. Edell and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of VBIcommon stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. The Company valued the treasury shares at the closing market price on June 9, 2006, which was $.72 per share for an aggregate of $360,000.

Dividend on Preferred Stock

Under the terms of the Company’s 10% Series A Convertible Preferred Stock, VBI, at its option, may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing VBI Common Stock to the holder of the Convertible Preferred Stock based on VBI’s Common Stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the VBI Common Stock on date the applicable dividend is due and payable (the “Valuation”). The fair market value is the trailing average closing bid price for the 20 consecutive trading days prior to the dividend payment date.

The first dividend payment was due on May 29, 2006. The Company elected to pay the dividend by issuing 115,961 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the last business day before the dividend payment (May 26, 2006) was $1.01 per share, which resulted in the cost of the dividend to the Company being $117,121.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants

A total of 2,444,000 warrants have been issued as of December 31, 2005. On April 3, 2006, and August 1, 2006, the Company issued an additional 10,000 warrants and 75,000 warrants to two different consultants as additional compensation. Each such warrant entitled the holder to purchase one share of common stock. Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective.

In connection with the 10% secured convertible financing obtained on August 2, 2006, as additional consideration, the Company issued warrants to purchase 3,000,000 shares of common stock. The fair value of the warrants, using the Black-Scholes valuation formula was approximately $706,000, which has been capitalized as a deferred financing cost and netted against notes payable. The fair value of the warrants is being amortized over the life of the financing, which is 36 months.

Warrants outstanding as of September 30, 2006 is summarized in the following table:

		Exercisable	Exercise
Description of Warrants	Shares	Through	Price

Warrants which accompanied the Bridge Loans prior to the private
placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$ 1.00

Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:

Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$ 1.00
		December 30, 2007	$ 1.50
		December 30, 2008	$ 1.50

Warrants which were granted to investors and creditors, subject to	80,000	November 29, 2008	$ 1.00
the private placement that closed November 29, 2005

	150,000	November 29, 2006	$ 1.00
		November 29, 2007	$ 1.50
		November 29, 2008	$ 1.50

	45,000	November 29, 2006	$ 1.00
		November 29, 2007	$ 1.25
		November 29, 2008	$ 1.50

	139,000	November 29, 2006	$ 1.00
		November 29, 2008	$ 1.50

Total warrants outstanding at December 31, 2005	2,444,000

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$ 0.50
Warrants which were granted to a consultant as additional consideration	75,000	August 1, 2009	$ 0.80
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$ 0.75

Total warrants outstanding at September 30, 2006	5,529,000

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants outstanding expire from November 30, 2008 to July 31, 2009 as per the following schedule:

Exercise
Shares	Exercisable through	Price
905,000	November 29, 2008	$ 1.00
334,000	November 29, 2008	$ 1.50
1,205,000	December 30, 2008	$ 1.50
10,000	April 30, 2009	$ 0.50
75,000	August 1, 2009	$ 0.80
3,000,000	July 31, 2011	$ 0.75

Stock Option Plan

In July 2006, the Board of Directors approved the Company’s 2006 Equity Incentive Plan (“the 2006 Plan”), which was approved by consent of the majority shareholders in September 2006. Under the Plan, the Company may issue up to 5,000,000 shares of common stock in the aggregate pursuant to all awards granted under the 2006 Plan. The awards include nonqualified stock options and incentive stock options warrants, restricted stock and stock purchases.

The 2006 Plan will be administered by the Board of Directors of the Company, or by any committee that the Company may form and to which the Board of Directors may delegate the authority to perform such functions (in either case, the “Committee”).

Subject to the other provisions of the Plan, the Committee shall have the authority, in its discretion: (i) to grant options, warrants, restricted stock and stock purchase rights; (ii) to determine the fair market value of the common stock subject to such awards; (iii) to determine the exercise price of options or warrants granted; (iv) to determine the persons to whom, and the time or times at which, awards shall be granted, and the number of shares subject to each award; (v) to interpret the 2006 Plan; (vi) to prescribe, amend, and rescind rules and regulations relating to the 2006 Plan; (vii) to determine the terms and provisions of each award granted (which need not be identical), including but not limited to, the time or times at which underlying options or shares shall vest or be exercisable; (viii) with the consent of the grantee, to modify or amend any option; (ix) to defer (with the consent of the grantee) the exercise date of any award; (x) to authorize any person to execute on behalf of the Company any instrument evidencing the grant of an award; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.  The Committee may delegate non-discretionary administrative duties to such employees of the Company, as it deems proper.

Each option shall be designated at the time of grant as either an incentive stock option (an “ISO”) or as a non-qualified stock option (a “NQSO”). The Board of Directors believes that the ability to grant stock options to employees that qualify for ISO treatment provides an additional material incentive to certain key employees. The Internal Revenue Code requires that ISOs be granted pursuant to an option plan that receives stockholder approval within one year of its adoption. The Company adopted the Plan in order to comply with this statutory requirement and preserve its ability to grant ISOs.

The exercise price of a NQSO shall be not less than 85% of the fair market value of the stock subject to the option on the date of grant. The exercise price of an ISO shall be determined in accordance with the applicable provisions of the Internal Revenue Code and shall in no event be less than the fair market value of the stock covered by the option at the time the option is granted. The purchase price of a stock purchase award shall not be less than 85% of the fair market value of the stock subject to the award on the date of grant.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Committee, in its sole discretion, shall fix the term of each award, provided that the maximum term of an award shall be ten years. ISOs granted to a 10% Stockholder shall expire not more than five years after the date of grant. The 2006 Plan provides for the earlier expiration of awards in the event of certain terminations of employment of the holder. Unless specified in an employment agreement, Employee stock options vest ratably over a three-year period. Vesting is accelerated if there is a change in control, defined by the 2006 Plan.

The 2006 Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards

("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.  FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost.  Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied.  In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements.  The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition.  Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended September 30, 2006 include share-based compensation expense totaling $116,602. For nine month period ended September 30, 2006, share-based compensation expense was $122,382.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 totaled $-0-.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. There were no material options granted in 2005.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average estimated fair value of all awards granted under the 2006 Plan in the nine months ended September 30, 2006 and 2005 was $.34 and $-0-, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the vesting term of the option.

The assumptions made in calculating the fair values of options are as follows:

	Nine Months ended
	September 30,
	2006	2005

Risk free interest rate	4.0% - 5.5%	N/A
Expected dividend yield	0%	N/A
Expected lives	2 - 3 years	N/A
Expected volatility	124.38% to	N/A
	165%	N/A

The Company granted 1,872,000 options and 105,000 shares of restricted stock under the 2006 Plan during the nine months ended September 30, 2006. In the nine months ended September 30, 2005, -0- options were granted.

The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
Outstanding - January 1, 2006	-
Granted	1,872,000	$0.56
Exercised	-	$-
Forfeited/expired	-	$-
Outstanding - September 30, 2006	1,872,000	$0.56	9.81	$ 641,600

The following table represents non-vested stock options granted, vested, and forfeited during the nine months ended September 30, 2006:

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2006	-	$-
Granted	1,872,000	$0.34
Vested	(222,250)	$0.34
Forfeited/expired	-	$-
Nonvested - September 30, 2006	1,649,750	$0.34

As of September 30, 2006, there was $515,987 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was $75,955 and $-0-, respectively.

Subsequent Event

See Subsequent Events note for additional common stock issued.

10. Income Taxes

The provision for income taxes consists entirely of various state franchise taxes and limited liability company fees.

Prior to the reverse merger acquisition on November 29, 2005, WWE had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code (S Corporation election).  Under those provisions, WWE did not pay Federal income tax on its taxable income and was subject to a reduced California tax rate of 1.5%.  The stockholders were liable for federal and state income taxes on their respective shares of WWE's net income on their individual income tax returns. Effective as of November 29, 2005, WWE is no longer subject to the provisions of its S Corporation election and is filing a consolidated tax return with VBI.

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $280,766 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the nine months ended September 30, 2006 is approximately $2,979,000. These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 67% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

11. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through part of 2006. Occupancy costs related to VBI’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and will not be renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through June 30, 2006 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at September 30, 2006.

Summarized financial information of the medical financing segment as discontinued operations for the nine moths and three months ended September 30, 2006 follows:

	Three	Nine
	Months ended	Months ended
	September 30, 2006

Revenue:
Income from the purchase and collections
of medical receivables	$ -	$ 4,394

Costs and expenses:
Employment costs	19,525	68,608
Occupancy costs	14,484	40,556
Other	1,326	27,277
Depreciation and amortization	3,819	11,456
Total costs and expenses	39,154	147,897

(Loss) income from operations	(39,154)	(143,503)
Other expense	-	26
(Loss) income before income taxes	(39,154)	(143,529)
Income taxes	-	-

(Loss) income from discontinued operations, net of taxes	$ (39,154)	$ (143,529)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	September 30,	December 31,
	2006	2005
	(unaudited)

Finance receivables, net	$ 44,511	$ 39,952
Management fee receivables, net	113,710	258,073
Other current assets	-	589
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	8,159	19,085
Other assets	9,575	9,390
Total assets	$ 175,955	$ 327,089

Accounts payable and accrued expenses	$ 35,392	$ 84,433
Current portion of notes payable	-	1,259
Total liabilities	$ 35,392	$ 85,692

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Finance and Management Fee Receivables

Receivables acquired in the acquisition of VBI on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections.

Net finance receivable and management fees receivable consist of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)

Net Collectible value of finance receivables	$ 50,261	$ 49,009
Allowance for collection costs	(5,750)	(9,057)
Net finance receivables	$ 44,511	$ 39,952

Net collectible value of management fee receivables	$ 134,633	$ 318,053
Allowance for collection costs	(20,923)	(59,980)
Net management fee receivables	$ 113,710	$ 258,073

12. Subsequent Events

Investor Relations Agreement

On September 19, 2006, the Company entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate if $7,500 per month in unregistered, restricted VBI common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to issues is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of the September 30, 2006, the calculation of the VWAP resulted in a per share price of $.56. In October 2006, the Company issued 40,179 shares of unregistered, restricted common stock as payment for the fee, which covers the period from October 1, 2006 through December 31, 2006.

Factoring Agreement

On November 8, 2006, the Company’s Adsouth Marketing, LLC (“ASM”) subsidiary completed an account transfer and purchase agreement with a factoring company. ASM may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM pays a fixed discount of 0.75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  ASM pays a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM has granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with the Company’s and ASM’s other creditors.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The debt of ASM under the account transfer and purchase agreement is guaranteed by the Company, its chief executive officer, Nancy Duitch, and by its president and chief operating officer, Alan Gerson.  The Company has agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. The Company has agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007.

13. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) direct response marketing, (2) retail distribution, (3) real estate rental and development, and (4) other, which is comprised of corporate overhead and discontinued operations. The direct response business operates on a national and international basis from the Company’s office in Los Angeles, California. The real estate segment operates in New York and Connecticut from the Company’s office in New Rochelle, New York.

All inter-segment balances have been eliminated.

Prior to the reverse merger acquisition of VBI on November 29, 2005, the Company’s only segment was the direct response marketing business.

On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc.  VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. As a result of this acquisition, the Company commenced operations of its retail distribution business on August 1, 2006.

Business segment information as of September 30, 2006 and for the nine months and three months ended September 30, 2006 follows:

	Direct		Real Estate
	Response	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Nine Months ended September 30, 2006:
Revenues	$ 9,766,083	$ 1,205,804	$ 1,428,076	$ -	$ 12,399,963
Cost of sales	3,975,782	630,813	900,000	-	5,506,595
Gross profit	5,790,301	574,991	528,076	-	6,893,368

Expenses:
Selling	6,267,737	143,656	-	-	6,411,393
General and administrative	1,297,270	201,708	318,654	-	1,817,632
Corporate expenses (includes non-cash
stock-based compensation of $122,382)	-	-	-	955,855	955,855
Depreciation and amortization	6,708	38,925	167,044	108,184	320,861
Bad debts	54,650	-	-	-	54,650
Total expenses	7,626,365	384,289	485,698	1,064,039	9,560,391

(Loss) income from operations	(1,836,064)	190,702	42,378	(1,064,039)	(2,667,023)

Other income (expense):
Interest expense, net	(71,176)	(50,694)	(134,435)	(29,291)	(285,596)
Minority voting interest in net loss of subsidiary	-	-	37,826	-	37,826
	(71,176)	(50,694)	(96,609)	(29,291)	(247,770)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(1,907,240)	140,008	(54,231)	(1,093,330)	(2,914,793)
Provision for income taxes	2,400	-	3,031	1,751	7,182
(Loss) income from continuing operations	(1,909,640)	140,008	(57,262)	(1,095,081)	(2,921,975)
(Loss) income from discontinued operations,
net of taxes	-	-	-	(143,529)	(143,529)

Net (loss) income	$ (1,909,640)	$ 140,008	$ (57,262)	$ (1,238,610)	$ (3,065,504)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Business Segment Information (continued)

	Direct		Real Estate
	Response	Retail	Rental and
	Marketing	Distribution	Development	Other	Total

Three Months ended September 30, 2006:
Revenues	$ 3,920,646	$ 1,205,804	$ 175,549	$ -	$ 5,301,999
Cost of sales	1,326,343	630,813	-	-	1,957,156
Gross profit	2,594,303	574,991	175,549	-	3,344,843

Expenses:
Selling	2,313,922	143,656	-	-	2,457,578
General and administrative	300,381	201,708	112,987	-	615,076
Corporate expenses (includes non-cash
stock-based compensation of $116,602)	-	-	-	320,375	320,375
Depreciation and amortization	2,313	38,925	66,049	107,665	214,952
Bad debts	13,844	-	-	-	13,844
Total expenses	2,630,460	384,289	179,036	428,040	3,621,825

(Loss) income from operations	(36,157)	190,702	(3,487)	(428,040)	(276,982)

Other income (expense):
Interest expense, net	(56,976)	(50,694)	(69,065)	(9,889)	(186,624)
Minority voting interest in net loss of subsidiary	-	-	35,500	-	35,500
	(56,976)	(50,694)	(33,565)	(9,889)	(151,124)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(93,133)	140,008	(37,052)	(437,929)	(428,106)
Provision for income taxes	1,600	-	-	1,751	3,351
(Loss) income from continuing operations	(94,733)	140,008	(37,052)	(439,680)	(431,457)
(Loss) income from discontinued operations,
net of taxes	-	-	-	(39,154)	(39,154)

Net (loss) income	$ (94,733)	$ 140,008	$ (37,052)	$ (478,834)	$ (470,611)

Balance Sheet Data as of September 30, 2006:

Current Assets:
Cash	$ 136,838	$ 13,382	$ 61,921	$ 7,864	$ 220,005
Accounts receivable, net	1,116,167	2,391,987	-	-	3,508,154
Mortgage and note receivable	-	-	4,554	-	4,554
Inventories	569,952	803,261	-	-	1,373,213
Infomercial production costs	221,616	-	-	-	221,616
Deposits	182,781	354,645	-	-	537,426
Other current assets	157,429	145,785	69,687	2,343	375,244
Assets of discontinued operations	-	-	-	175,955	175,955
Total current assets	2,384,783	3,709,060	136,162	186,162	6,416,167
Property and equipment, net	89,058	134,589	-	856	224,503
Restricted cash	-	-	67,355	-	67,355
Real estate held for rental, development and sale	-	-	4,196,285	-	4,196,285
Mortgage and note receivable	-	-	315,446	-	315,446
Deferred costs, net of accumulated amortization	-	-	263,107	813,849	1,076,956
Deferred tax asset, net	1,016,811	-	-	-	1,016,811
Retail distribution newtwork, net	-	1,877,292	-		1,877,292
Goodwill	1,231,048	-	-	-	1,231,048
Other	20,000	-	-	-	20,000
Total assets	$ 4,741,700	$ 5,720,941	$ 4,978,355	$ 1,000,867	$ 16,441,863

Capital expenditures	$ 59,454	$ 11,555	$ 37,690	$ -	$ 108,699

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and the Company's future development  and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-K for the year ended December 31, 2005 and other risk factors described herein and in the Company's reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The most relevant factors that could cause actual results to differ materially are the following: (i) The direct response marketing industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products. WWE’s must be able to license marketable products from others, and develop new products that address the needs of its customers; (iii) The Internet, which WWE is dependent on in carrying out its business strategy, is susceptible to security breaches, which may cause WWE to lose customers, even though WWE has not experienced any security breaches in the past; (iv) WWE is subject to government regulation, and a legislative change or action with respect to one of our products, could have an adverse effect on the Company; (v) Since there are a small number of major retail chains for sales of our products, the loss of any of these customers could result in a significant decrease in both revenues and income from our retail distribution business. If we were to be unable to offer new product to our limited number of large retail distribution customers, we would lose that source of revenue; (vi) A legislative change in insurance regulations affecting the future collections of receivables in the Company’s discontinued medical segment and adverse arbitration or court decisions on can affect the collectibility of receivables and (vii) Changes in the real estate and financial markets or environmental action by governments affecting development of real estate can have an adverse affect on the marketability of the Company’s real estate holdings. The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended September 30, 2006 and 2005. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-K for the year ended December 31, 2005.

Overview

The Company filed a Certificate of Amendment to its  Certificate  of  Incorporation,  as  amended,  (the  "Amendment")  with the Secretary  of State of the State of Delaware that was  effective as of October 30, 2006. The Amendment changed the name of the Company from MFC Development Corp. to Vertical Branding, Inc.  In addition, the Amendment also was filed to increase the authorized common stock of the Company from 40,000,000 shares to 100,000,000 shares.

On November 29, 2005, the Company (hereinafter referred to as “VBI”) completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. “WWE”, a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and the Company, and WWE’s stockholders. VBI acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of VBI common stock.  At the closing, 11,500,000 shares of VBI’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of the VBI’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, VBI note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of VBI common stock were issued for payment of legal fees. The form of the MFC Acquisition Agreement was filed with the SEC as an exhibit to the Company’s Current Report dated August 3, 2005.

As a result of the merger, former WWE stockholders hold a majority of the voting interest in VBI. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of MFC for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of VBI, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of MFC received by WWE stockholders in the acquisition, with differences between the par value of VBI and WWE’s stock recorded as additional paid in capital.

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

Through July 31, 2006, the Company operated two business segments consisting of the direct response marketing business and the development and rental of real estate in New York and Connecticut.  The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of VBI’s former medical division. The real estate and discontinued operations were acquired from VBI at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

On August 7, 2006, VBI filed a Current Report on Form 8-K announcing that on August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in VBI’s Form 8-K filed on June 28, 2006. VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.

On August 7, 2006, VBI filed a Current Report on Form 8-K announcing that on August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and was to receive an additional $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). On September 18, 2006, the Company fulfilled the conditions and received the remaining $2,887,000 pursuant to a second note (the “Second Note”). Gottbetter assigned its interest in the Notes to an affiliate, Gottbetter Capital Master, Ltd.  The Company paid a commitment fee equal to 6.5% of the total purchase price of the Notes, of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700, and the balance of $187,700 was paid on September 18, 2006 upon the funding of the Second Note. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”). Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). Total closing costs in connection with the loan were $1,567,303, which are being amortized over the 36 month life of the loan.

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The offering required the Company to prepare and file with the Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock issuable upon exercise of the Warrants and the Notes pursuant to an the Registration Rights Agreement.

Components of Revenue and Gross Profit

Sources of Revenue

Direct Response Marketing

The Company’s direct response marketing business is conducted through its subsidiary WWE and its affiliates, the historical business of the Company after the Closing. WWE is a direct marketing and branding company specializing in health, beauty, fitness and home consumer products.  WWE is in the business of building product brands and believes that it has found a successful formula that combines creativity and strategic analysis to optimize sales opportunities and profitability in this marketing space. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through innovative marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers. WWE also earns revenue from shipping and handling fees and by providing customer lists to third parties for a fee. Net sales are determined by subtracting an allowance for returns from gross product sales and list sales.

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

Retail Distribution

The Company began its retail distribution operations on August 1, 2006, when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC.  The Company acquired assets comprising Adsouth's consumer products division. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s strategy is to leverage our advertising in the direct response marketing business to enhance sales in the retail distribution business. We intend to use our knowledge of consumer products to develop, acquire or obtain rights to products which we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are skin care and related products. As part of our business strategy, we intend to seek to obtain products or distribution rights to other products, which may be in different fields from our present products. The following is a list of our current products that are included in our retail distribution business:

•

The Dermafresh line of skin care product, which, presently consists of five skin care products.  PEARL one of the products - Anti Wrinkle/ Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry, for which in August 2006, we obtained an exclusive two year distribution agreement with StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

•

The e70 brand, a line of products created by Delmar, Inc., which utilize Delmar’s proprietary technology utilized in skin care formulations which incorporates the nutrients included in the whole egg and is used in Delmar’s proprietary L’Avenir products.

•

Hercules Hook, a uniquely designed hook for hanging items on walls, for which in August 2006, we obtained an exclusive three year marketing and distribution rights agreement. We are utilizing direct response veteran Billy Mays to market the Hercules Hook.

•

Extreme Beam and Clip Light - During 2005 we internally developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”.

•

The Mitsu brand, which consists of four personal enhancement products for which we have conducted limited marketing to date.

Customers for our products are generally mass merchandising retail companies, including some of the largest retailers in the United States. These customers consist of major retail, drug store, food and similar chains.

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

See Note 4 of Notes to Consolidated Financial Statements.

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005, the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

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

Retail Distribution

Cost of goods sold consists primarily of (1) the landed costs of the finished goods received from third-party manufacturing partners, (2) fees to out-sourced fulfillment centers, which includes shipping and storage charges, and (3) royalties paid to the inventors of products.

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

Direct Response Marketing

Selling expenses are the largest component of WWE’s cost structure and primarily consist of media expenditures and out-sourced infomercial production costs. The largest component of selling expenses is the cost of TV and Internet media.

Retail Distribution

Selling expenses primarily consist of advertising and promotion, commissions, and shipping costs to customers.

General and Administrative Expenses

Direct Response Marketing

The largest component of general and administrative expenses is administrative employment costs and executive salaries that have not been allocated to corporate overhead. Other significant general and administrative expenses include liability insurance, legal fees, occupancy, and telecommunications costs.

Retail Distribution

The largest component of general and administrative expenses is administrative employment costs and executive salaries that have not been allocated to corporate overhead. Product liability insurance is another significant cost.

Real Estate

General and administrative expenses primarily consist of real estate taxes, utilities and maintenance attributable to the office building in East Granby, Connecticut that was acquired in connection with the reverse merger on November 29, 2005.

Corporate Expenses

Corporate expenses consist of the direct costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of: (i) employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, (ii) professional fess, and (iii) shareholder communications and investor relations costs. The Company expects that corporate expenses will increase as additional senior management personnel are hired to oversee the anticipated growth of the Company and to comply with the requirements of being a public company. The cost of non-cash stock-based compensation includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses.

Depreciation and amortization

The significant components of depreciation and amortization are:

The Company incurred costs to obtain the $5.7 million 10% secured convertible notes, which closed on August 2, 2006. These costs were approximately $1.9 million, and are being amortized over the 36 month life of the loan.

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was $1,909,111, which was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network.

Depreciation expense, related to the office building that the Company owns and operates in East Granby, Connecticut is approximately $182,000 per year.

Bad debts

The significant component of bad debt expense is when WWE ships a product with multiple credit payment terms, consisting of future credit card charges. If the future charges are ultimately denied, the Company will incur a bed debt expense.

Components of Other Items

Interest Expense, net

This item is recorded net of insignificant amounts of interest income.

Direct Response Marketing

10% Secured Convertible Notes: On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note (the “Second Note”). The Company used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the Consumer Products Division of Adsouth Partners, Inc., that was acquired on August 1, 2006. The balance of the proceeds is allocated to the direct response marketing business.

Interest expense is primarily attributable to the portion of the proceeds of the 10% secured convertible notes allocated to the direct response marketing business. Interest expense is also attributed to a loan from an individual during 2005, part of which was converted to equity in connection with the reverse merger acquisition on November 29, 2005.

Retail Distribution

Promissory Note: On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in VBI’s Form 8-K filed on June 28, 2006. VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).

In accordance with the terms of Adsouth Note, VBI was required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of the proceeds from its 10% secured convertible note. The balance of note at September 30, 2006 was $762,250 and is being amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly. Twelve months from such date, an additional $213,500 of principal shall be due. After February 1, 2007, the Adsouth Note may be converted into shares of VBI common stock.

Demand Note: In accordance with the terms of the assets purchased from Adsouth, the Company assumed certain liabilities as payment of the purchase price. Included in the liabilities assumed was a note with a balance of $756,078. The note is a demand note that bears interest at 18% per annum. The loan requires quarterly interest payments and principal payments in an amount equal to collections from two retailers.

Real Estate

Interest expense from real estate consists of debt acquired from VBI’s real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgages payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,087,000 at September 30, 2006. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $116,000 before the interest rate change takes effect on December 31, 2007.

On July 13, 2006, the Company completed the closing of a $1,100,000 second mortgage financing on the East Granby Property. The mortgage note matures on August 1, 2009, with an interest rate of 12.5% per annum.

Bank loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $82,000 at September 30, 2006. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

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

Corporate

Series A and B Bonds were included in the net assets of VBI acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of June 30, 2006, the prime rate was 8.25% and the interest rate on these bonds was increased to 11.25% for the following quarter.

Minority Voting Interest in Net Income of Subsidiary

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. Simultaneous to the Closing on November 29, 2005, the Company has entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests (51%) are recorded separately.

Income taxes

Prior to the reverse merger acquisition on November 29, 2005, WWE was incorporated as a pass-through entity and, therefore, did not record income tax expense for federal purposes, and was subject to a reduced California tax rate of 1.5% as an S-Corporation.  The State of California charges an $800 tax as well as an LLC fee that is based on gross receipts.

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the nine months ended September 30, 2006 is approximately $2,979,000. These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 67% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005, VBI sold its continuing service obligations related to these receivables and the future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incur certain employment costs, through 2006. Occupancy costs related to VBI’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and will not be renewed.

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

Deferred Costs

Deferred costs include costs to obtain financing and prepaid leasing commissions paid to brokers in the Company’s real estate division. Deferred finance costs are amortized over the life of the loan. Deferred broker fees are amortized over the life of the tenant’s lease.

In connection with the 10% secured convertible financing obtained on August 2, 2006, as additional consideration, the Company issued warrants to purchase 3,000,000 shares of common stock. The value of the warrants, using the Black-Scholes valuation formula was approximately $1,073,000, which has been capitalized as a deferred financing cost and is being amortized over the life of the financing, which is 36 months.

Retail Distribution Network

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network.

Revenue Recognition

Retail Distribution

Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns and other promotional allowances.

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

In July 2006, the Board of Directors approved the Company’s 2006 Equity Incentive Plan (“the 2006 Plan”), which was approved by consent of the majority shareholders in September 2006. Under the Plan, the Company may issue up to 5,000,000 shares of common stock in the aggregate pursuant to all awards granted under the 2006 Plan. The awards include nonqualified stock options and incentive stock options warrants, restricted stock and stock purchases. The Company accounts for the transactions of 2006 Plan under the provisions of FAS 123 (R).

In addition, management believes that the other critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition for its other business segments. There have been no changes to theses critical accounting policies as noted in the 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements.  For our Company, this interpretation will be effective beginning January 1, 2007.

RESULTS OF OPERATIONS

2006 Period Compared to the 2005 Period

As a result of the reverse merger acquisition on November 29, 2005, the pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of VBI for the periods prior to the date of the acquisition (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of VBI, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of MFC received by WWE stockholders in the acquisition, with differences between the par value of VBI and WWE’s stock recorded as additional paid in capital.

On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc.  VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. As a result of this acquisition, the Company commenced operations of its retail distribution business on August 1, 2006.

Revenues and Gross Profit

Direct Response Marketing

The following table summarizes the Company's changes in net revenue and gross profit from the Company’s direct response marketing business (in thousands) for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
			Change				Change
	2006	2005	$	%	2006	2005	$	%
Net revenue	$ 3,921	$ 1,243	$ 2,678	215%	$ 9,766	$ 6,632	$ 3,134	47%
Cost of sales	1,327	793	534	67%	3,976	3,062	914	30%
Gross profit	$ 2,594	$ 450	$ 2,144	476%	$ 5,790	$ 3,570	$ 2,220	62%
Gross profit %	66%	36%			59%	54%

Net Sales

Net sales for the nine months ended September 30, 2006 (“2006”) were approximately $9,766,000 which represents an increase of $3,134,000, or 47%, compared to net sales for the nine months ended September 30, 2005 of approximately $6,632,000. Net sales for the three months ended September 30, 2006 (“Q306”) were approximately $3,921,000 which represents an increase of $2,678,000, or 215%, compared to net sales for the three months ended September 30, 2005 of approximately $1,243,000.

The increase in net sales for both the nine month and three month periods ended in 2006 was attributable to the additional funds that were available to spend on media advertising as a result of the two stage financing that was closed in August and September 2006. The funds available for the additional media expenditures allowed the Company to launch marketing campaigns for three new products during 2006. In 2005, the Company’s lack of funding, limited the amount of media advertising expenditures, which resulted in lower sales. The three new products (Pet Vac, a pet grooming product, Hercules Hook, a household product and True Ceramic Pro, a hair straightening product) generated revenues of $5,377,000 and $3,791,000 for the nine months and three months ended September 30, 2006. The increase in sales from these new products were offset by decreases in older product lines whose marketing campaigns were eliminated or reduced.

Gross Profit

Gross profit for the nine months ended in 2006 was approximately $5,790,000, which represents an increase of $2,220,000, or 62%, compared to gross profit for the nine months ended in 2005 of approximately $3,570,000.The increase in gross profit was due to both an increase in net sales as detailed above and an increase in profit margins. The gross profit margin was 59% for the nine months ended in 2006, compared to 54% for the nine months ended in 2005. The increase in gross profit margin in 2006 was due to the three new products launched during 2006 as described above, which are products that have lower costs of sales associated with the revenues generated than the fitness products that made up a portion of the revenues for the nine months ended September 30, 2005. Sales from the Company’s beauty product lines had a higher percentage of the revenue coming from continuity sales, which have lower costs than the initial sale. The initial sale includes additional costs to obtain a new customer. In addition, customer service costs were also lower for the nine months ended in 2006 for the beauty product lines as some of the revenue generated during the same period in 2005 were associated with a print marketing campaign that had higher costs for customer service. The increase in gross profit percentage for the nine months ended in 2006 was offset by an increase in costs of $55,000 to ship products to the Company’s customers due to the bankruptcy of a major industry freight consolidator. In addition, the increase in gross profit in 2006 was offset by a $115,000 write down of inventory based on management’s decision to discontinue marketing the Body Burner product in order to focus on new products with higher gross profit margins. The write down was comprised of the freight-in on units that were returned to the manufacturer and the cost of other related products that were sold to the customers who purchased the Body Burner.

Gross profits for the three months ended September 30, 2006 were approximately $2,594,000 which represents an increase of $2,144,000, or 476%, compared to the gross profits for the three months ended September 30, 2005 of approximately $450,000. The increase in gross profit was due to both an increase in net sales as detailed above and an increase in profit margins. The gross profit margin was 66% for the three months ended September 30, 2006, compared to 36% for the three months ended September 30, 2005. The increase in gross profit margin for the three months ended in 2006 was for the same reasons as the nine month period detailed above.

Retail Distribution

The following table summarizes the Company's net revenue and gross profit from the Company’s retail distribution business from August 1, 2006, date of acquisition (in thousands) through September 30, 2006:

Net revenue	$ 1,206
Cost of sales	631
Gross profit	$ 575
Gross profit %	48%

The retail distribution business is in the beginning stages of development. Our strategy is to leverage our advertising for the products in the direct response marketing business to enhance sales in the retail distribution business. We intend to use our knowledge of consumer products to develop, acquire or obtain rights to products which we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are skin care and related products. As part of our business strategy, we intend to expand the products offered in our direct response marketing business to our retail distribution business. We will also seek to obtain products or distribution rights to other products, which may be in different fields from our present products.

Real Estate

The Company acquired the real estate activities of VBI on November 29, 2005. The revenue for the nine months ended September 30, 2006 was $1,428,000, which included $900,000 of revenue from the sale of the 65 acre parcel in Hunter, New York. The balance was primarily rental income from the office building in East Granby, Connecticut. The revenue for the three months ended September 30, 2006 was $176,000, which was primarily rental income from the office building in East Granby, Connecticut.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the nine months ended September 30, 2006.

The following table summarizes the Company's changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended					Nine months ended
	September 30,					September 30,
			Change					Change
	2006	2005	$	%		2006	2005	$	%
Selling:
Direct response marketing	$ 2,314	$ 754	$ 1,560	207%		$ 6,268	$ 3,021	$ 3,247	107%
Retail distribution	143	-	143	n/a	%	143	-	143	n/a	%
Total selling	2,457	754	1,703			6,411	3,021	3,390
General and administrative:
Direct response marketing	300	469	(169)	(36)%		1,297	1,453	(156)	(11)%
Retail distribution	202	-	202	n/a	%	202	-	202	n/a	%
Real estate	113	-	113	n/a	%	319	-	319	n/a	%
Total general and administrative	615	469	146			1,818	1,453	365
Corporate expenses	320	113	207	183%		956	316	640	203%
Depreciation and amortization:
Direct response marketing	3	2	1	50%		7	7	-	-%
Retail distribution	39	-	39	n/a	%	39	-	39	n/a	%
Real estate	66	-	66	n/a	%	167	-	167	n/a	%
Corporate	107	-	107	n/a	%	108	-	108	n/a	%
Total depreciation and amortization	215	2	213			321	7	314
Bad debts	14	13	1	8%		55	35	20	57%
Interest expense, net:
Direct response marketing	57	14	43	307%		71	17	54	318%
Retail distribution	51	-	51	n/a	%	51	-	51	n/a	%
Real estate	69	-	69	n/a	%	134	-	134	n/a	%
Corporate	10	-	10	n/a	%	29	-	29	n/a	%
Total interest expense, net	187	14	173			285	17	268

Selling Expenses

Direct Response Marketing

Selling expenses for the nine months ended in 2006 were approximately $6,268,000, which represents an increase of $3,247,000, or 107%, compared to selling expenses for the nine months ended in 2005 of approximately $3,021,000. Selling expenses for Q3 2006 were approximately $2,314,000 which represents an increase of $1,560,000, or 207%, compared to the selling expenses for Q3 2005 of approximately $754,000. Selling expense as a percent of revenue increased to 64% for the nine months ended in 2006 as compared to 46% for the nine months ended in 2005. Selling expense as a percent of revenue decreased to 59% for Q3 2006 as compared to 60% for Q3 2005.

Media spending for TV increased during the nine month months ended September 30, 2006 by $2,288,000 compared to the nine months ended September 30, 2005. Media spending for TV increased in Q3 2006 by $1,608,000 compared to Q3 2005. The increases in both periods ended in 2006 were due to the availability of funds from the Company’s recently completed financing to launch and expand new products in 2006 compared to the existing products in 2005. Internet media spending increased during the nine month months ended September 30, 2006 by $959,000 and in Q3 2006 by $34,000, compared to the same periods ended in 2005. The increase in 2006 was attributable to increased media spending prior to the Q3 2006. The increases in selling expenses were partially offset by a decreases in print media spending during the nine months ended September 30, 2006 of $322,000 and in Q3 2006 by $62,000 compared to the same periods ended 2005, as a result of WWE ‘s current emphasis on other media spending.

Selling expenses were also higher during both the nine month and three month periods ended in 2006 as compared to the same periods ended in 2005 due to the costs incurred, under a consulting agreement with a former owner of WWE, which began in the fourth quarter of 2005. The increases in selling expense were offset by decreases in selling expenses in the Company’s beauty product lines during both periods ended in 2006 as compared to the same periods ended in 2005 due to increased revenue generated from continuity sales that does not have any associated advertising cost, as the Company reduced its marketing campaign for this product as it reassessed all of its marketing campaigns in conjunction with the launch of its retail distribution business.

The increase in selling expense as a percent of revenue during the nine months ended in 2006 was due to one of the Company’s new product launches that had higher selling expense as a percent of revenue compared to products sold during the nine months ended in 2005.

Retail Distribution

Selling expenses for the two month period from August 1, 2006 primarily consisted of advertising, commissions and delivery costs. The Company expects to leverage the advertising for its products in the direct response marketing business to enhance sales in the retail distribution business.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel. The Company did not incur any other selling expenses for the nine months and three months ended September 30, 2006.

General and Administrative Expenses

Direct Response Marketing

General and administrative expenses for the nine months ended in 2006 were approximately $1,297,000, a decrease of $156,000, or 11%, compared to general and administrative expenses in the nine months ended in 2005 of approximately $1,453,000. The net decrease for the nine month period was due to a decrease in professional fees and an increase in the allocation of expenses to corporate overhead. Beginning on August 1, 2006, employment costs that were previously allocated to the direct response marketing business are now being allocated to the retail distribution business. The decrease was offset by (i) higher employment costs with the addition of new employees, including a project manager and a director of interactive marketing and, (ii) an increase in the Company’s product liability insurance.

General and administrative expenses for Q3 2006 were approximately $300,000 which represents a decrease of $169,000, or 36%, compared to the general and administrative expenses for Q3 2005 of approximately $469,000.  The decrease in the three-month period is for the same reasons as the decrease in the nine month period as described above.

Retail Distribution

General and administrative expenses for the two month period beginning on August 1, 2006 primarily consisted of direct employment costs of $90,000 and an allocation of WWE employment costs from the direct response marketing business of $88,000. The Company allocates its employment costs to the each of its business segments based on the approximate time devoted by each employee to the respective businesses.

Real Estate

General and administrative expenses for the nine months ended in 2006 from real estate activities were $319,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $56,000, (ii) real estate taxes of $47,000, and (iii) utilities of $149,000.

General and administrative expenses for Q3 2006 from real estate activities were $113,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $16,000, (ii) real estate taxes of $17,000, and (iii) utilities of $63,000.

Corporate Expenses

Corporate expenses for the nine months ended September 30, 2006 were approximately $956,000, an increase of $640,000, or 203%, compared to corporate expenses for the nine months ended September 30, 2005 of approximately $316,000. Corporate expenses in Q3 2006 were approximately $320,000, an increase of $207,000, or 183%, compared to corporate expenses in Q3 2005 of approximately $113,000. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company, and new business development, and (ii) professional fees. The cost of non-cash stock-based compensation, which includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses.

The increase in both nine month and three month periods ended in 2006 was primarily due to an increase in employment costs of attributable to the need for additional personnel required since becoming a public company on November 29, 2005, as well as a higher level of salary needed to retain these employees. Other increases include professional fees, business development consulting fees, and shareholder relation expenses.

On July 27, 2006, VBI adopted the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) to provide incentives to employees, consultants, officers and directors. The Company reserved 5,000,000 shares of the Company’s common stock for issuance under the Plan. Pursuant to the Plan, the Company may issue stock options, stock purchase awards, restricted stock awards, and warrants. In addition to the options to purchase 1,000,000 shares of common stock granted to Alan Gerson, pursuant to his Employment Agreement, a total of 794,000 options to purchase common stock of the Company were also granted to employees, and 78,000 options to purchase common stock were granted in total, to two directors, at the exercise price of $.60 per share for both the employees and directors. Unless otherwise specified in an employment contract, options vest quarterly over three years from the date of the grant. Under the plan, 15,000 shares of restricted stock was granted in total, to two directors at a grant price of $.60 per share, and 90,000 shares of restricted stock was granted to a consultant, at a grant price of $.60 per share.

Depreciation and Amortization

Retail Distribution

On August 1, 2006, the Company began amortizing the cost to acquire the retail distribution business. Amortization expense is approximately $16,000 per month, and will continue for a total of 120 months.

Real Estate

Depreciation and amortization expense for the nine months ended September 30, 2006 consists of depreciation of $137,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs of $30,000. Depreciation and amortization expense for the Q3 2006 consists of depreciation of $47,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs of $19,000.

Corporate

On August 2, 2006, the Company began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes. Amortization expense is approximately $54,000 per month, and will continue over the 36 month life of the loan.

Bad Debts

Direct Response Marketing

Bad debt expense for the nine months ended September 30, 2006 was $55,000, an increase of $20,000, compared to bad debt expense for the nine months ended September 30, 2005 of $35,000. Bad debt expense in Q3 2006 was $14,000, an increase of $1,000, compared to bad debt expense in Q3 2005 $13,000. In both periods ended in 2006, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to 2005. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, the Company will incur a bad debt expense.

Interest Expense

Direct Response Marketing

Interest expense for the nine months ended September 30, 2006 was $71,000, compared to interest expense of $17,000 for the nine months ended September 30, 2005. Interest expense in Q3 2006 was $57,000, compared to interest expense of $14,000 in Q3 2005. The increase in both the three month and nine month period is primarily attributable to the portion of the proceeds of the 10% secured convertible notes allocated to the direct response marketing business.

Retail Distribution

Interest expense for the two month period since the acquisition of the retail distribution business on August 1, 2006 primarily consists (i) $17,000 of interest on the promissory note to Adsouth Partners, Inc, related to the acquisition of the retail distribution business, and (ii) $25,000 of interest on the 18% demand note that the Company assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc.

Real Estate

Interest expense on the debts that were acquired from VBI on November 29, 2005, for the nine months ended September 30, 2006 was $134,000. Interest expense in Q3 2006 was $69,000. The major component was interest related to the first mortgage on the office building in East Granby, Connecticut. On July 13, 2006, the Company completed the closing of a $1,100,000 second mortgage financing on the East Granby Property, with an interest rate of 12.5% per annum.

Corporate

Interest expense allocated to corporate was primarily attributable to interest expense on the debts that were acquired from VBI on November 29, 2005. These debts include the balance of Series A and Series B Bonds. Interest expense was $29,000 and $10,000 for the nine months and three months ended September 30, 2006.

Discontinued Operations

Loss from discontinued operations for the nine months ended in 2006 was approximately $144,000, compared to $-0- for the nine months ended in 2005. Loss from discontinued operations in Q3 2006 was approximately $39,000, compared to $-0- in Q3 2005. The loss in both the nine-month and three month periods ended in 2006 was due to the activities of the discontinued operations that were acquired from VBI, on November 29, 2005.

Net (Loss) Income

Net loss for the nine months ended September 30, 2006 was approximately $3,066,000, compared to a net loss of $1,284,000 for the nine months ended September 30, 2005. The increase in net loss of $1,782,000 is due to (i) the increase in selling expenses as described above, (ii) the additional corporate expenses incurred since becoming a public company on November 29, 2006, and (iii) the loss from discontinued operations that were acquired from MFC on November 29, 2005.

Net loss in Q3 2006 was approximately $471,000, compared to a net loss in Q3 2005 of approximately $915,000. The decrease in net loss of $444,000 for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was attributable to the proceeds from the 10% secured convertible financing that closed in August and September 2006. Prior to the financing, the Company lacked funds to invest in marketing campaigns for new products. The funding allowed the company to invest in media advertising, resulting in a $2.7 million increase in revenues from its direct response marketing business. The funding also enabled the Company to acquire the retail distribution business, which contributed an additional $1.2 million of revenues during the two months since the acquisition on August 1, 2006. The profit generated from the additional revenues was offset by certain additional expenses during Q3 2006. These expenses include: (i) non-cash stock-based compensation of $117,000, (ii) amortization of acquisition costs and financing costs of $140,000, and (iii) interest expense attributable the financing and acquisition of $74,000.

The following table compares earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation and discontinued operations (in thousands) for the periods indicated:

	Three months ended			Nine months ended
	September 30,			September 30,
			Change			Change
	2006	2005		$2006	2005	$
Net loss for the period	$ (471)	$ (915)	$ 444	$ (3,066)	$ (1,284)	$ (1,782)
Interest expense, net	187	14	173	286	17	269
Provision for income taxes	3	-	3	7	5	2
Depreciation and amortization	215	2	213	321	7	314
Non-cash stock based compensation	117	-	117	122	-	122
Loss from discontinued operations	39	-	39	144	-	144
	$ 90	$ (899)	$ 989	$ (2,186)	$ (1,255)	$ (931)

Liquidity and Capital Resources

Prior to WWE being formed on July 1, 2004, Oldco (defined below) funded operations primarily through cash flow from operations and owner financing.  Prior to July 1, 2004, funds generated from successful product ‘hits’ were distributed to Oldco owners and were not available to fund future growth.  Effective July 1, 2004, WWE was formed and acquired certain assets and rights to market and distribute products (“Asset Purchase and Consulting Agreement”) from various entities (“Oldco”).

The Company’s management believes that the loss for the nine months ended September 30, 2006 was due to events that occurred through the first two quarters of 2006, which include increased TV media costs, lack of funding during fiscal 2005 to purchase inventory for sale in 2006 and to launch new products in the pipeline. In addition, WWE did not have the requisite funds to increase Internet media spending during fiscal 2005 for its beauty products, where initial losses are incurred in order to generate future profitable revenue streams, thereby allowing WWE to expand its Continuity programs into the current and future periods. WWE expects to increase its infrastructure and operating expenditures in connection with carrying out its future business strategy.

On July 13, 2006, the Company completed the closing of the second mortgage financing from its subsidiary, Gateway Granby, LLC. (“Gateway”). Gateway then distributed approximately $490,000 to the Company.

On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note (the “Second Note”). The Company used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the Consumer Products Division of Adsouth Partners, Inc., that was acquired on August 1, 2006. The Company paid a commitment fee equal to 6.5% of the total purchase price of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company. The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

The Company began its retail distribution operations on August 1, 2006, when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC (“ASM”).  The Company acquired assets comprising Adsouth's consumer products division. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s strategy is to leverage our advertising in the direct response marketing business to enhance sales in the retail distribution business. We intend to use our knowledge of consumer products to develop, acquire or obtain rights to products which we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are skin care and related products. As part of our business strategy, we intend to seek to obtain products or distribution rights to other products, which may be in different fields from our present products.

On November 8, 2006, ASM subsidiary completed an account transfer and purchase agreement with a factoring company. ASM may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM pays a fixed discount of 0.75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  ASM pays a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM has granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with the Company’s and ASM’s other creditors.

The debt of ASM under the account transfer and purchase agreement is guaranteed by the Company, its chief executive officer, Nancy Duitch, and by its president and chief operating officer, Alan Gerson.  The Company has agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. The Company has agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007

WWE’s business model is to distinguish itself from other direct marketing companies through the development of additional products that create a long term annuity stream of revenue through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly for up to 30 months or more, thus maximizing the initial media investment to acquire that particular customer. In a Continuity program, WWE has the ability to “buy” customers, accepting a financial loss on the initial sales, because the subsequent continuity shipments will generate the required profits, and build a ‘brand’. The most significant difference between the initial sale and the continuity sale is the lack of two major cost elements for the continuity sale – media and telemarketing.

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

In order to meet these needs, on July 29, 2005, WWE and VBI entered into an agreement for the acquisition of 100% of WWE’s outstanding capital stock in exchange for shares of common stock of VBI. In connection with that acquisition, WWE sought to raise additional capital through convertible securities in a private placement. On November 29, 2005, VBI completed the acquisition of all the issued and outstanding shares of common stock of WWE.

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

On September 30, 2006, the Company had a working capital of $1,560,000. Based on Company’s working capital, the newly acquired retail distribution business, direct response marketing business model, and anticipated growth, the Company believes that its cash requirements will increase. In November 2006, to sustain these needs, the Company entered into an account transfer and purchase agreement with a factoring company. The Company believes that its present cash resources, the turn-over of its existing receivables and inventory, cash available from the account transfer and purchase agreement, and issuance of additional common stock will be sufficient on a short-term basis and over the next 12 months to fund its three operating business segments and discontinued operations, its company-wide working capital needs, and its expected investments in property and equipment.

Cash used by operations in 2006 was $4,179,000, as compared to $1,034,000 being used in 2005. The $3,145,000 increase in cash used by operations in 2006 was due to (i) a decrease in earnings of $1,408,000, net of adjustments for non-cash-items of $441,000, (ii) an increase in accounts receivable of $1,696,000 in 2006 compared to an increase of $14,000 in 2005, (iii) a decrease in accounts payable of $1,274,000 in 2006, compared to a decrease of $73,000 in 2005. The increases in the use of cash were offset by cash provided by:  (i) the proceeds from the sale of real estate of $896,000, (ii) proceeds from the collection of mortgage and notes receivable of $146,000, (iii) a reduction in capitalized infomercial costs of

$235,000 in 2006 compared to an increase of $315,000 in 2005, and (iv) proceeds from discontinued operations of $151,000 in 2006.

Cash used by investing activities was $763,000 in 2006 as compared to $23,000 being used in 2005. The $740,000 increase in cash being used in 2006 was primarily due the $564,000 distribution paid to minority interests in subsidiary, and acquisition costs of $127,000 paid in connection with the acquisition of the retail distribution business.

Net cash provided by financing activities was $4,806,000 in 2006 as compared with $1,107,000 being provided in 2005. The $3,699,000 increase in cash being provided in 2006 was primarily due to net borrowings of $5,222,000 in 2006 compared to net borrowings of $1,276,000 in 2005. The increase in cash provided by financing activities was offset by financing costs of $377,000 paid in 2006 in connections with the 10% secured convertible notes and second mortgage on the East Granby property.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of September 30, 2006.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 10,856,775	$ 2,738,308	$ 6,323,631	$ 223,646	$ 1,571,190
Operating Leases	1,401,275	361,417	582,922	456,936	-
Total	$ 12,258,050	$ 3,099,725	$ 6,906,553	$ 680,582	$ 1,571,190

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended September 30, 2006.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2006, the Company granted to its President stock options to purchase a total of 1,000,000 shares of the Company’s common stock. The stock options have an exercise price of $0.52 per share. Options to purchase 200,000 shares of common stock vested immediately, and the balance shall vest ratably over a 30 month period. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 27, 2006, the Company granted stock options to purchase a total of 78,000 shares of the Company’s common stock to two of the Company’s directors for services. The stock options have an exercise price of $0.60 per share. Options to purchase a total of 15,000 shares vested immediately, and the balance shall vest quarterly over a three-year period. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 27, 2006, the Company issued to a director for services 7,500 shares of the Company’s common stock valued at $4,500. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 27, 2006, the Company granted employees stock options to purchase a total of 794,000 shares of the Company’s common stock for services. The stock options have an exercise price of $0.60 per share and vest quarterly over a three-year period. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 27, 2006, the Company issued two consultants for consulting services a total of 340,000 shares of the Company’s common stock valued at $204,000. Additionally, one of the consultants received three-year warrants to purchase 75,000 shares of the Company’s common stock. The warrants have an exercise price of $0.80 per share. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing and received another $2,887,700 on the date the registration statement was filed pursuant to a Investors Registration Rights Agreement dated July 31, 2006 thereof between the Company and Gottbetter (the “Registration Rights Agreement”). The Notes mature on July 31, 2009. The Notes are convertible from time to time into the common stock of the Company by Gottbetter at the price per share equal eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”).  The Company has an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.

Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). The issuances were made pursuant to the exemption from registration provided by Regulation D of the Securities Act of 1933.

On August 1, 2006, Company closed its purchase of certain assets from Adsouth Partners, Inc. pursuant to an asset purchase agreement.  The Company, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities.

The purchase price for the assets included a cash and stock component. The cash component was $1.525 million at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. The cash component was paid by delivery of a promissory note in the principal amount of $1.525 million (the “Adsouth Note”). After six months, the Adsouth Note may be converted into shares of the Company’s common stock pursuant to the terms of the Adsouth Note.

The stock component of the purchase price was paid by issuance of 5.5 million shares of the Company’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.  The issuances of the Adsouth Note and the Adsouth Shares were made pursuant to the exemption from registration provided by Regulation D of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

On September 14, 2006, the Company’s Board of Directors and three stockholders of the Company approved by written consent to increase the total number of shares which the corporation is authorized to issue to 100,000,000 of common stock having $.001 par value and the 2,000,000 shares of preferred stock having $.001 par value remained the same. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

Additionally, the Company’s Board of Directors and three stockholders of the Company adopted and approved by written consent an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to Vertical Branding, Inc. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

Finally, the Company’s Board of Directors and three stockholders of the Company adopted and approved by written consent the Company’s 2006 Equity Incentive Plan. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

Item 6. Exhibits

A list of the exhibits filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL BRANDING, INC.
November 20, 2006
/s/ VICTOR BRODSKY
Victor Brodsky
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.
3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.
3.3	Certificate of Amendment to Certificate of Incorporation dated October 30, 2006	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 30, 2006, filed October 31, 2006
4.1	Registration Rights Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
4.2	Warrant, dated as of July 31, 2006, by the Company for the benefit of Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
10.1	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement by Gateway Granby, LLC as mortgagor and CMR Mortgage Fund II, LLC as mortgagee.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.
10.2	Pledge and Security Agreement by the Company to Lestar Partners, LLC as nominee and escrow agent for the other Class A members of Gateway Granby, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2006.
10.3	Employment Agreement dated as of July 15, 2006 of Alan Gerson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2006.
10.4	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.
10.5	Securities Purchase Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
10.6	Senior Secured Convertible Promissory Note, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
10.7	Security Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
10.8	Asset Purchase Agreement June 22, 2006 by and between the Company and Adsouth Partners, Inc., Adsouth, Inc., and Dermafresh, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.
10.9	Convertible Note dated August 1, 2006 between the Company and Adsouth Partners, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.
10.10	Option Agreement by and between Adsouth Partners, Inc. and the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.
10.11	Office Lease as of July 20, 2006 by and between Arden Realty Finance IV, LLC and Worldwide Excellence, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006.
10.12	Form of Consultant Warrant.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2, filed September 14, 2006
10.13	Consulting Agreement of RB&AJ Associated Holdings dated June 27, 2006.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2, filed September 14, 2006
10.14	Promissory Note by Gateway Granby, LLC as maker and CMR Mortgage Fund II, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.
10.15	Demand Note between Adsouth Partners, Inc. and HSK Funding dated December 20, 2005	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2, filed September 14, 2006
10.16	Note dated as of September 18, 2006, between the Company and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 18, 2006, filed September 22, 2006.
10.17	Account Transfer and Purchase Agreement by and between Marquette Commercial Finance, Inc. and Adsouth Marketing, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed November 14, 2006.
10.18	Limited Guaranty to Marquette Commercial Finance, Inc. from MFC Development Corp.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed November 14, 2006.
10.19	Limited Guaranty to Marquette Commercial Finance, Inc. dated as of November 8, 2006.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed November 14, 2006.
10.20	Release of Security Agreement and Subordination Agreement dated October 17, 2006.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 8, 2006, filed November 14, 2006.
10.21	Joint Marketing Agreement dated September 19, 2006	Filed herewith
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Pursuant to Section 906 of the Sarbanes Certification by the Co-Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002	Filed herewith