Form 10KSB
period 2006-12-31
VERTICAL BRANDING, INC.
filed 2007-04-09
CIK 1125532

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

|  |

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 0-3579974

VERTICAL BRANDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3579974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16000 Ventura Blvd, Suite 301, Encino, California 91436
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

The issuer’s revenue for the year ended December 31, 2006 was $23,109,314.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 29, 2007 was $8,020,310.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on March 29, 2007 was 22,413,596.

Documents incorporated by reference:

None

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]

FORWARD-LOOKING STATEMENTS

This report, including the sections titled “Summary” and “Risk Factors” and other sections, contains certain statements that constitute “forward-looking statements”. These forward-looking statements include certain statements regarding intent, belief or current expectations about matters (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words). Forward-looking statements are also statements that are not statements of historical fact. Because these statements are based on factors that involve risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. These factors include, among others:

•

our ability to achieve and maintain profitability;

•

the price volatility of the Common Stock;

•

the historically low trading volume of the Common Stock;

•

our ability to manage and fund our growth;

•

the short period of time we have employed certain of our executive officers;

•

our ability to attract and retain qualified personnel;

•

the possibility that our products may contain defects;

•

litigation;

•

our ability to compete with current and future competitors;

•

our short operating history;

•

our ability to obtain additional financing;

•

general economic and business conditions;

•

other risks and uncertainties included in the section of this document titled “Risk Factors”; and

•

other factors discussed in our other filings made with the SEC.

The subsequent forward-looking statements relating to the matters described in this document and attributable to us or to persons acting on our behalf are expressly qualified in their entirety by such factors. We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Vertical Branding, Inc., together with its subsidiaries and affiliates (collectively, “VBI”), is a consumer products branding, marketing, and distribution company operating primarily in two business segments; direct to consumer transactional marketing and retail distribution.  In addition to its consumer products business, VBI’s operations include a third, non-integrated business segment which entails the ownership and leasing of certain real estate holdings in Granby, Connecticut.  References herein to “we” or “our” are intended to mean VBI.

We are fast becoming a premier consumer products company by employing what we believe to be a unique, integrated and vertical marketing approach.  Our goal is to find or develop high quality products that meet a real need in the marketplace and that appeal to our customer demographic, which is essentially the mass consumer market.  We focus primarily on the personal care, fitness, beauty and household consumer product categories.  Our method of successfully bringing these products to market typically begins with what we refer to as a “transactional marketing” campaign intended to build brand awareness while at the same time generating sales and profits.  Our transactional marketing campaigns are conducted in as many channels of consumer media as are viable for generating immediate sales in response to our product advertisements, including television, print, radio and the Internet.  The fundamental difference between transactional marketing and more conventional brand advertising is that for every dollar we spend on advertising media we expect an immediate, measurable return on investment in the form of sales attributable to that dollar and that advertisement.

In addition to the initial product purchase generated during a transactional marketing campaign, our goal is to market products and create product offers that result in an ongoing relationship with a customer that generates what we refer to as “continuity sales.”  Continuity sales are essentially repeat or recurring sales of the product or product peripherals resulting from automatic shipments and billing of such items to the customer at agreed upon, pre-determined intervals.  Continuity sales have the effect of increasing the rate of return on our transactional advertising dollars, increasing the lifetime value of our customer to us, and extending the lifecycle of the products that we bring to market.

A successful transactional marketing campaign and the brand and product awareness that it can generate often makes our products attractive to resellers, which include not only retail chains but also home shopping channels, catalog publishers and international distributors.  An ultimate goal of our transactional marketing campaign is usually to generate wholesale sales of our products to mass market retailers.  Retail distribution sales can often be a multiple of direct to consumer sales for products that are popular and profitable in the transactional marketing format, especially products that have a long retail shelf life.  For this reason, we concentrate on finding or developing products that we believe will not only gain initial retail acceptance, but that will be what we refer to as “evergreen” products, or products that will serve a purpose or fill a need of consumers for years to come.  We currently have products placed with many of the nation’s largest retail outlets, including WalMart, Target, Costco and Bed Bath and Beyond, as well the nation’s major drug chains such as CVS, Brook Eckerds and Walgreens.

Because not all of our transactional marketing products are suitable for retail distribution, and vice versa, and because the underlying economics and other attributes of these two sales channels are meaningfully different from each other, we have chosen to segment the results of our transactional marketing and retail distribution operations in addition those of our real estate operations.  A description of the revenues that are generated from each of these three business segments can be found below in the section entitled “Products and Services.”

Development of the Business

We were incorporated on May 18, 1990, under the laws of the State of Delaware as PSI Food Services, Inc.  On August 9, 2000, we changed our name to MFC Development Corp.  On October 30, 2006, we changed our name to Vertical Branding, Inc.

As MFC Development Corp., our business consisted primarily of the development, lease and/or sale of certain real property and the provision of specialized financing and other services to medical practices, all conducted through various subsidiary entities.  On the real estate front, our principal projects/holdings included (i) a 65-acre parcel of land in an area known as Hunter Highlands, adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York (“Hunter”), and (ii) an office building containing approximately 52,000 square feet of rentable Class A office space located on 7.7 developable acres in East Granby, Connecticut (“Granby”).  Our medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which purchased insurance claims receivables from medical practices and provided certain services to those practices.  In addition to Medical Financial Corp., we operated three other subsidiaries that provided additional management services to certain medical practices.

During 2005, we sold our continuing service obligations to medical practices and the related future revenue rights of our medical financing business in exchange for preferential collection rates on the receivables, which we expected to collect over time.  As a result, we began treating the medical financing and services portion of our business as a discontinued operation.

On November 29, 2005, we completed the acquisition of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc., a Delaware corporation (“WWE”), in accordance with the provisions of a certain acquisition agreement dated as of July 29, 2005 (“Acquisition Agreement”) among WWE, WWE’s stockholders, and VBI.  We acquired 100% percent of WWE’s outstanding common stock in exchange for 11,500,000 shares of our common stock.  As a result of the merger, the former WWE stockholders became the owners of a majority of our common stock.  This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes.  Consequently, our historical results of operations became those of WWE.  WWE remains a wholly owned subsidiary of VBI through which we conduct our transactional marketing operations.

Simultaneously with our acquisition of WWE, we sold approximately 1.2 million shares of our 10% Convertible Preferred Stock, and warrants to purchase an equal number of shares of our common stock, to roughly 30 investors for total financing proceeds of approximately $2.4 million.

In March of 2006, we sold the Hunter property to Mountaintrail at Hunter, LLC, a New York limited liability company, for $900,000.

On August 1, 2006, we purchased certain assets from Adsouth Partners, Inc. (“Adsouth”) comprising Adsouth's consumer products division and assumed certain liabilities.  We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.  VBI now refers to the acquired business as its retail distribution business.  The purchase price for the assets included a cash and stock component.  The cash component included the payment of $1,525,000 at closing in the form of a promissory note.  The cash component was subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities.  The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock, 750,000 shares of which are being held in escrow to satisfy purchase price adjustment and potential indemnification obligations of Adsouth.

On August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof.  We received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note.  We used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the consumer products division of Adsouth Partners, Inc., that was acquired on August 1, 2006.

Information about Segments

Operating segments are managed separately and represent separate business units that offer different products and/or serve different markets. Our reportable segments include: (1) direct to consumer transactional marketing, (2) retail distribution, (3) rental and development of commercial real estate, and (4) other, which is comprised of corporate overhead and discontinued operations.  The direct to consumer transactional marketing business and the retail distribution business operate on a national and international basis from our offices in Encino, California and Boca Raton, Florida.  The real estate segment operates in New York and Connecticut from our office in New Rochelle, New York.

Products and Services

We are a consumer product, branding, marketing and distribution company, with particular focus on the personal care, fitness, beauty and household product categories.  We endeavor to build brands around the products we market.  After successfully branding products via transactional marketing channels, utilizing our strategy of return on investment advertising, we then sell such products to U.S. retail chains through our retail distribution business, catalogues, international distribution channels and other non-electronic distribution outlets.

Typically, we obtain the exclusive worldwide marketing, distribution and manufacturing rights to a particular product from its inventor, manufacturer or other business representative and we develop the product brand through marketing campaigns that we create and produce.  We also internally develop our own proprietary branded products.  Under our current infrastructure, our staff has the ability to both identify new and or developing market trends within the retail and direct response marketing industry and the ability to create our own brand name and packaging for the products.

As of March 2007, we own the rights to 21 products, of which 12 are currently being marketed, and we have distribution and licensing rights for 15 products, of which 9 are currently being marketed. Most of these products are beauty and houseware products.

Transactional Marketing.  In the direct to consumer transactional marketing industry, there are three basic categories of product sales: The Basic Offer; Upsell Offers and Continuity Offers. The basic product is the engine that drives the direct response transaction.  Its features, benefits, advantages and uses, coupled with any bonus items that are included in the Basic Offer, drive the customer to pick up the phone or click on the Internet ad.  Transactional marketing companies typically look for unique products which have an attractive value proposition and a range of attractive features, benefits, advantages and uses.  Upsell Offers are additional product sales opportunities, which are presented to the customer during the actual order-taking process.  They are typically not fully presented in the Infomercial or Commercial, however, during the order-taking process, opportunities to purchase additional quantities of the Basic Product offer, along with opportunities to purchase other products are presented to the customer.  The goal of all transactional marketers is to increase the average revenue per sale through attractive Upsell Offers.  Finally, there are Continuity Offers.  These are also typically presented during the order-taking process and provide an opportunity for the customer to continue to receive additional quantities of the product or Upsell products automatically on a periodic basis at an attractive price.

Retail Distribution.  The following is a list of our current products that are included in our retail distribution:

•

The Dermafresh line of skin care product, which, presently consists of five skin care products: Wrinkles be Gone, Eye Aid, Collagen Blanket, Roll on Collagen and Glycolic Blanket.

•

PEARL Mist is one of the many items in the Starmaker line which is an Anti Wrinkle/ Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry, for which in August 2006, we obtained an exclusive two year distribution agreement with StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

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

•

Extreme Beam - During 2005, Adsouth Partners internally developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”, which we acquired as part of the asset purchase agreement.  We have successfully marketed Extreme Beam as a retail SKU.

•

Pet Vac & D-Shed – Pet grooming products.

•

Lip Solution – A lip-plumping product.

•

EZ Foldz – A folding step stool.

•

ZorbEEZ™ - a brand of super-absorbent, non-woven, microfiber chamois-like cloths for a wide variety of household uses.

We intend to continue acquiring and developing products or marketing rights for products, which may be directly competitive to or potential replacement products for our existing Retail products, as well as developing products which are unrelated to our current product offerings.  In evaluating new products, we focus on several factors, including the potential market for the product, our potential ability to capture market share and/or expand that market, the extent to which we can use our transactional marketing advertising expertise to build the brand and create consumer demand, and whether the product would ultimately lend itself to mass-market retail distribution.  However, we cannot know in advance that we will be able to obtain rights to, and successfully market, any new products.  We periodically review our products to evaluate their ongoing marketability, and we may decide to discontinue any one or more products if we determine that we cannot profitably continue to generate orders and or re-orders in the retail channel.

Real Estate.  We own a forty-nine (49%) percent interest in Gateway Granby, LLC, a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  We have entered into an irrevocable proxy and agreement with Lester Tanner and his affiliates, who are members of the limited liability company, which agreement gives us voting and operational control of the limited liability company so long as we maintain our ownership interest in the limited liability company.  Due to such voting control, Granby’s financial results are consolidated with our financial results, and the minority voting interests are recorded separately.  We rent approximately 62% of the available office space to principal tenants under multi-year leases.  The remaining 38% of the East Granby Property’s rentable space is currently vacant.  This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005.  This subdivision was completed in March 2006, and is now available for leasing.

Marketing and Sales

Transactional Marketing.

The direct to consumer transactional marketing industry typically utilizes long form (infomercial) video productions, short-form commercials, print, live home shopping channels, Internet marketing, print, direct mail, and radio advertising.  Direct marketing is one of the fastest growing segments of the overall “retailing” industry according to the industry trade group, Electronic Retailing Association.  This marketing medium is a format that produces immediate and measurable results.

Companies who market their products through direct response television typically purchase commercial airtime from local broadcast stations and regional and national cable television operators across the country, either directly or through media buying agencies. Infomercial programs are most commonly run during late night and overnight time periods during the week and throughout the day on weekends.  The availability of time periods for Infomercial messages and short form TV commercials varies from station to station, depending on their programming schedules. The majority of customer purchases occur within the first few hours following the airing of infomercial programs.

We buy media through a media-buying agency specializing in short-form (2 minute) or long-form (30 minutes) infomercials.  Under the terms of the non-exclusive agreement, the media-buying agency obtains, negotiates, arranges, purchases, and otherwise deals with all media placements on television.  The term of the agreement is indefinite and continues until it is terminated by either party by delivering prior written notice of not less than 30 days.  The media-buying agency is paid a variable commission rate tied to annual expenditures of media and the rates are dependant upon whether we pay for the media in advance or the media-buying agency pays for the media and is reimbursed by us.

We, through nonexclusive agreements, out-source: (a) call center operations to specialized call center companies, and (b) the physical fulfillment, order processing and customer service to fulfillment houses.  The call center agreements typically provide no duration or termination provisions unless stated in an addendum.  For each product, we are charged a different percentage of product revenue and/or a fixed per second time charge for the telephone call.  We pay various fees to each fulfillment house.  There are fixed service charge fees and variable fees, which are based on the nature of the fulfillment services performed.  The fulfillment house agreements are typically cancelable according to their individual terms, by either party.

We also purchase media on the Web directly or through agencies and the majority of orders come in directly via online systems, thus reducing call center expenditures.  The fulfillment center also processes these orders.  In addition, we maintain our own websites for each product that is currently active, which are hosted and maintained by third party web services providers.

We also sell products to domestic downstream business partners such as HSN, QVC, catalogues and others (such as credit card billing insert marketers).  Through August 1, 2006, the date that we acquired our retail distribution business, we also sold our products to distributors that sold to major retail chains.  We now sell our products directly to the major retail chains, thus eliminating the distributor, enabling us to better manage the pricing and quantity of our orders and increasing our average gross margin for this business segment.

International sales opportunities typically arise once the product has proven to be commercially successful in the US, at which time we might sell the product to an international distributor through non-exclusive agreements, which may be converted to an exclusive agreement if certain minimum sales targets are achieved.  Currently, we do not have any international distributor agreements in effect. There are some 90 countries around the world that can show US infomercials.  We will sell our products to one of four or five reputable international distributors, who then resell the products to sub-marketers who air the infomercials in the individual countries.  We will customarily provide the original infomercial free of charge to the international companies, and profit from the non-returnable sale of the product.  International sales can continue for several years after the end of the US campaign.

The Continuity Model Product Life Cycle.  The life cycle and the economics of amply capitalized Continuity Offers are fundamentally different from that of a one-time sale product.  In the case of the Basic Offer and Upsell sales, WWE only has one opportunity to generate enough revenue from the customer acquisition through the sale of the Basic Offer and Upsell Offers to make a profit.  In the case of the Continuity Offers, customers acquired through the marketing of the initial Basic Offer, who elect to participate in the Continuity Offer, will often elect to receive the automatic product shipments multiple times.  Since there is no additional cost of acquisition for these Continuity sales, there is generally a higher margin in these subsequent sales than in the Basic Offer and Upsell Offers.  A typical Continuity beauty product offer would generate revenue equal to approximately 127% of the initial sale during the twelve-month period following the initial sale, with the following exemplar retention rates from the initial sale.  Results for individual products can exceed these results, especially in the case of lower priced continuity offers.

In the example below, for every $1,000 we receive in revenue in the first month of continuity sales, we may generate an additional $1,267.59 of revenues during the following twelve-month period. These continuity sales serve to increase to average lifetime value of each customer which, in turn, decreases our customer acquisition cost as a percentage of net sales. WWE also has the ability to choose to acquire customers by accepting a lower return on the front-end sale or even a small loss, on the initial sales, because the subsequent continuity shipments will generate the additional high margin revenues.

Initial Sale	100.00%		$1,000.00

	Retention Rates		Continuity Sales
Continuity Month 1	67.64%	of the initial sale	$ 676.43
Continuity Month 2	27.31%	of the initial sale	273.13
Continuity Month 3	12.43%	of the initial sale	124.28
Continuity Month 4	6.51%	of the initial sale	65.07
Continuity Month 5	4.02%	of the initial sale	40.17
Continuity Month 6	2.65%	of the initial sale	26.47
Continuity Month 7	1.80%	of the initial sale	18.04
Continuity Month 8	1.33%	of the initial sale	13.27
Continuity Month 9	1.01%	of the initial sale	10.07
Continuity Month 10.80%		of the initial sale	8.02
Continuity Month 11.68%		of the initial sale	6.76
Continuity Month 12.59%		of the initial sale	5.88
Cumulative retention	126.77%	Total continuity sales	$1,267.59

There are two significant advantages in the continuity sales model.  First is the elimination of two major cost elements– media and telemarketing, which increases the margin in the sales of those products significantly.  This is why we have focused on creating Continuity Offers in all new product campaigns.  Of course, not all customers who buy the initial product sign up for continuity, or, even if they do sign up, they do not always stay on the program for multiple continuity cycles.  Over time, with each continuity cycle, more and more customers will drop-off.  The steepest drop-offs occur on the first two cycles; the customers who make it to the third cycle typically very much enjoy the product, and will continue to stay on continuity for the longest periods of time.  The other significant advantage is the longer we continue to offer the Continuity opportunity, the absolute numbers of people enrolled will increase, and the absolute numbers of people accepting each subsequent cycle will increase.  Over time, this importantly impacts the margins and the profitability of the entire Product marketing program.

In order to increase customer retention through each cycle, we actively develop customer retention programs for each Continuity Offer, which can include discounts, free offers, coupons, and other incentives for accepting subsequent continuity cycles.  On a regular basis, retention rates are tracked and analyzed for each Continuity program.

A comparison of revenues generated by one-time product sales, Continuity offers and other revenue in our transactional marketing business for the years ended December 31, 2006 and 2005 follows:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
One time product	$ 13,685,171	$ 4,525,320
Continuity offers	2,273,844	3,175,515
Other revenue	447,302	328,137
Total	$ 16,406,317	$ 8,028,972

Retail Distribution.

We market our products to major retail, drug store, food and similar chains. In marketing to these chains we seek to demonstrate that our products meet a consumer need, are priced in a manner that could allow the stores to generate sufficient sales to justify stocking the product and that we are able to provide consistency in our products and timely deliveries. In general, before committing to a major purchase, a chain may test market the product with a modest quantity, and, if the tests show consumer acceptance, increase the size of the order. Because of their buying power, in selling to major retail establishments, we are subject to their policies with respect to such matters as scheduling and delivering of products, payment terms and returns. These policies may result in a net realizable sale price to us which is less that the stated price on the purchase order.

The key to maximizing the success in selling and marketing our retail products is the ability to obtain shelf space, and, whenever possible, obtain space for a display. Typically, displays are used for products which the retailer believes will generate high volume over a relatively short time. We have been able to place major displays for our Dermafresh and Starmaker lines in most major drug chains, and the Hercules Hook line of products with most of our retail accounts. We believe that the ability to place such displays in stores will help the stores to generate sufficient sales to justify product reorders or to place the products in other stores owned or operated by the retailer. However, we cannot assure you that we will be successful in retaining existing or obtaining new shelf space if needed or in placing displays with our retail accounts, or that the placement of products will generate significant additional revenue.

A limited part of our marketing strategy entails selling products on a pay on scan basis to certain retailers, by which we provide the product to the retailer, but do not receive payment until the retailer sells the product. While this strategy has enabled us to obtain more shelf space in major retailers than we would otherwise be able to obtain in the past, we are not selling our most successful products to any retailer who requires a pay on scan relationship.  Rather, we have chosen to supply those stores through a third party distributor who pays upon shipment.  This has allowed us to maintain our retail sales volume and to obtain superior payment terms without some of the risks for returns or exposure to Retail allowances.

We leverage our advertising for products that are sold through our transactional marketing business. Such advertising includes infomercials, print ads and Internet marketing. We are able to use our transactional marketing capability to introduce new products and test and build customer response to the product. The amount of advertising support in terms of dollar support for the brand is an important factor in obtaining purchase orders from retail store buying departments, who want to be assured that the product will have advertising support that will help support store sales.  Our self-liquidating transactional advertising model allows us to expend significant advertising dollars to build product brands and support retail distribution, since by using such advertising; we typically are able to generate a multiple of our media expense in sales revenues.

Real Estate.

Our marketing in our real estate activities is limited to working with real estate brokers in connection with leasing of commercial office space.

Competition

Transactional Marketing.

The transactional marketing industry is highly competitive, rapidly evolving, and subject to constant change and intense marketing by providers of similar products.  We expect that new competitors are likely to join existing competitors in this industry, including the market for continuity programs that we target.

There are many small, one-product transactional marketing companies.  As the companies participating in this market are mostly privately held, reliable competitive financial information is not ordinarily available.  The larger competitors are Guthy-Renker, Thane International, Inc., Sylmark, Inc., and Tristar Products, Inc.  The other competitors are either single product companies or dependent solely on TV media sales that involve unpredictable up and down revenue years.  All of the live shopping channels are either public companies or subsidiaries of public companies.

There is a large and growing market for direct to consumer sales.  This growth has been fueled importantly by the rise of the Internet and broadband connectivity which has made the Internet an “always on” household appliance.  The volume of Online sales and advertising continues to rise on a yearly basis, and much of the sales and advertising on the Internet are transactional marketing offers.  The rising cost of Television time makes Television media buying a very important and competitive element. The ability to obtain television media at cost effective pricing levels is a critical focus of WWE.

Additional competitive factors in the transactional marketing industry are the ability to license or develop successful products and to successfully build brand and brand awareness though marketing expertise. As Online marketing becomes an increasing part of the transactional marketing equation, the ability to successfully develop and manage Online campaigns will be an increasingly important competitive factor. Extending the lifetime value of the customer by providing effective customer service, database driven relational marketing campaigns and creative Continuity programs are additional important competitive factors.  Lastly, extending the lifecycle of the product introduction through effectively and successfully managing our Retail distribution opportunity is a critical competitive factor in our overall business strategy.

Management believes that we are well positioned in all these competitive areas, based on the experience and track record of our Management team and the recent success of the new business model we have developed. However there is no guarantee that we will be able to continue to be competitive in one or more of these areas.

Retail Distribution.

The markets in which our products are sold are highly competitive. Our products compete with products of many large and small companies, including well-known global competitors, such as The Proctor & Gamble Company, Johnson & Johnson, and Revlon, Inc.  Each product that we introduce potentially competes with products marketed by major manufacturers and distributors.  Our success depends on our ability to support our products with advertising, including transactional marketing advertising, promotions and other vehicles to build awareness of our brands, and the efforts of our network of third party retail sales representatives in conjunction with or internal staff and sales management.

We believe this combination provides the most efficient method of marketing for these types of products and bringing them to the attention of retail store buyers.  Product quality, performance, value and packaging are also important competitive factors.  We believe that we gain a certain level of competitive advantage by utilizing cost savings from our transactional marketing business that provides us with a lower overall advertising cost to promote our products.

In marketing our products we also compete with the major companies in seeking shelf space and in placing displays in prime locations within a store. The ability to obtain shelf space and to display our products in the stores is crucial to generating business, especially for products, such as ours, that are not as well known as the products which are manufactured and marketed by some of the largest product marketing companies in the world. After an initial order, retail outlets, especially mass marketing retailers, decide on whether and how much to order and where to display the product in the store based on their perception of the consumer response to the product. Thus, without good shelf space or displays for an initial order, it may be difficult for a new product to generate a favorable consumer response that in turn affects the willingness of the retailer to make further purchases.

Real Estate.

The office building owned by Granby is, as of December 31, 2006, 63% occupied by unrelated tenants. Granby competes with many owners of office buildings in the Northern Hartford, Connecticut area for leasing and lease renewals. The general competitive conditions to which the East Granby Property is subject to is high with respect to both leasing and sales but favorable with respect to mortgage financing.

Suppliers

We do not manufacture any of our products.  In general, our products are manufactured either by third party suppliers or pursuant to purchase orders. We purchase products for which we have distribution rights from the party who granted us the rights or from its authorized manufacturers. Because some of our product volume is currently low, we may not always be able to take advantage of quantity pricing from those suppliers. To the extent that we are able to increase our volume of products significantly, we actively negotiate to reduce the cost of our products.

Major Customers

We sell to a high number of customers on the transactional marketing side of our business without any significant customer concentration.  Customers for our products on the retail distribution side of our business are generally mass merchandising retail companies, including some of the largest retailers in the United States.  We are subject to their policies on such matters as the time of delivery and payment as well as their cancellation and return policies.  It may be necessary for us to accept less than favorable terms in some cases in order to generate the business.  Our sales representatives and management regularly call on buyers at almost all major national retail chains and major catalog publishers.  With regard to our real estate activities, we have two major tenants occupying approximately 62% of our rentable office space.  These tenants have leases expiring in 2010 with options to extend for additional five-year terms.

Intellectual Property

Transactional Marketing.  When Vertical Branding, Inc., through WWE, obtains the exclusive licensing rights to a product developed by another, i.e., an inventor, the inventor will have ordinarily obtained the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the United States Patent and Trademark Office (“USPTO”). To the extent that the inventor has not previously obtained such intellectual property protection, we would assist the person to secure such protection.  If we develop a product internally, we are responsible for filing the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the USPTO. We have many trademarks and we work with inside and outside counsel to create appropriate intellectual property protections.  Our intellectual property, to the extent it is not subject to trademark, copyright or patent protection, is protected through use of confidentiality and non-disclosure agreements. To this end, we require each of our officers and employees to enter into confidentiality agreements.

Retail Distribution.  Our E-70 trade name is a registered trademark.  We have pending trademark applications filed for our Dermafresh™ and D-Shed™.  We license the rights for those products for which we have distribution rights.  We acquired the rights to the Dermafresh products, including the formulations for those products.  Starmaker™ and Hercules Hook™ are each owned by their respective product developers; we were granted exclusive licenses to sell those products in defined territories.  We own the Extreme Beam™ trademark.  We have applied for trademark protection to our direct response product ZorbEEZ ™ which is also being developed for retail distribution.  We have also applied for patent and trademark protection for other products which are still in the research and development phase.

Employees

As of the date of this report, we had an aggregate of 25 employees, which included 19 in Encino, California, 5 in Boca Raton, Florida, and 1 in New Rochelle, New York. None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees. Our corporate offices are located in Encino, California.

Government Regulation

We, like others in the transactional marketing industry, are subject to various local, state, federal and international consumer protection laws. In particular, all transactional marketers are governed by the Federal Trade Commission Act, including the Act’s provisions prohibiting deceptive practices in connection the advertising, marketing, and sale of consumer products. In addition, the Food and Drug Administration (“FDA”) has a broad statutory mandate with respect to, among other products, foods, drugs, medical devices, and cosmetics. The FDA seeks to insure that products under its purview are safe and are not mislabeled.  For example, a product offering that is ingested by customers may be regulated by the FDA.

Our real estate business is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

Properties

Our main corporate office is located at 16000 Ventura Blvd., Suite 301, Encino, California 91436. This facility has approximately 7,400 rentable square feet.  The lease term is 60 months ending in October 20, 2011.  We are subleasing our existing La Grange Avenue office space in Los Angeles, California for the remainder of that lease term which extends until February 2009.

In addition, in July 2006, we entered into a one-year sub-lease agreement with Adsouth Partners, Inc. for approximately 1,600 square feet of office space in Boca Raton, Florida.  We will utilize this office for our retail distribution business.

In addition, we leased, through February 28, 2007, a suite at 271 North Avenue, Suite 520, New Rochelle, NY 10801.  We utilized this facility for our real estate business, the winding down of our discontinued operations, storage and as a secondary corporate office.  The lease was for approximately 6,500 square feet.  We did not renew this lease upon its expiration.

These facilities are in good repair and we believe that these properties are adequately covered by insurance. In addition, we believe that our existing facilities will be adequate to meet our needs for the foreseeable future.  Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

RISK FACTORS

Our business, financial condition and operating results could be adversely affected by any of the following factors.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations.

We have a limited operating history.

Though our management team has many years of experience in the direct response and retail industries, we have only a limited operating history upon which an evaluation of our prospects can be based. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets, such as the direct to consumer transactional marketing and retail distribution markets.

We have incurred losses and our inability to earn profits from products we have introduced onto the market could cause us to go out of business and for you to lose your entire investment.

We incurred losses for the years ended December 31, 2006 and 2005 of approximately $2.76 million and $2.58 million, respectively. The accumulated deficit as of December 31, 2006 was approximately $6.2 million.  Our management believes that these losses were due to declining revenues from older product campaigns that were nearing the end of their life cycles and because funding was not available to launch new products in the pipeline.  In addition, we did not have the requisite funds to increase Internet media spending for our beauty products, where initial losses were incurred in order to generate future profitable revenue streams. Additionally, the lack of funds did not allow us to purchase new inventory for some existing product lines, nor allow us to make investments in new product launches. These liquidity concerns were ameliorated to some extent in August 2006 when we successfully completed a convertible debt financing which provided us with additional net working capital.  Management had sufficient funds in the last five months of 2006 to develop new products, purchase inventory for retail distribution, buy additional media, and reposition our Internet marketing campaigns which, along with the integration of the assets acquired from the Adsouth asset purchase in August 2006, account for the improvement in revenue and operating performance in the third quarter and especially the fourth quarter of 2006.  However, this period of turnaround in and of itself represents a short historical operating period and there is no guarantee that we will be able to maintain this turnaround in performance for a sustained period of time.

We expect to increase our infrastructure and operating expenditures in connection with carrying out our business strategy.  We cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We may require additional funds to develop and expand our products business.

 We may require significant cash both to purchase products for sale and to implement an aggressive marketing program for our new products business, and to meet inventory demands for our anticipated future volume of business. We have only limited credit facilities in place which allow us to borrow against new receivables, up to $2.0 million dollars and another credit facility which allows us to be paid a discounted amount on certain transactional marketing related multi-pay sales. Our Management anticipates that we will need additional funds, beyond the credit facilities presently in place in order to grow our business to meet anticipated opportunities, including the introduction of products presently in development and the expansion of the market for our existing products. Our failure to generate cash flow from operations or raise the necessary additional capital could affect our ability to generate revenue and could require us to scale down some or all of our operations. There can be no assurance that we will be able to obtain additional credit facilities sufficient to sustain growth and support demand for our products.  We have rights to products that we have not yet introduced to market and an expectation of orders for our products from retail buyers. We are exposed to interest rate risks under our current credit agreements. The agreement under our retail distribution business calls for us to pay interest of 2% plus a variable base rate. The agreement under our transactional marketing business calls for us to pay a discount on receivables sold ranging from (i) 8% of the gross amount for receivables that are due within three months of sale, to (ii) 10% of the gross amount for receivables that are due within five months of sale. If the prime rate is above 7%, the discount may be adjusted on the first day of each calendar month, up or down, by one-half of the change in the prime rate.

We may need to seek additional financing sooner than we anticipate as a result of any of the following factors:

•

changes in operating plans;

•

acceleration of our business development plans;

•

lower than anticipated sales;

•

increased costs of business development;

•

increased operating costs; or

•

potential acquisitions.

If we need to raise additional capital from equity or debt sources, the provider of such capital may impose limits on our financial and operating flexibility.  We cannot assure that any financing arrangements will be available or, if available, that they will be on acceptable terms.  Any additional issuance of equity or equity-related securities could be dilutive to our stockholders.

We may be unable to manage our growth effectively or implement our business strategy.

Although we have recently experienced significant growth in a relatively short period of time, we cannot provide any assurance that  we will be able to expand our product offerings, our client base and markets or implement the other features of our business strategy at the rate or to the extent presently anticipated.  Our business strategy for future growth will place a significant strain on our administrative, operational and financial resources.

Our ability to continue growing may be affected by various factors, many of which are not within our control, including competition, our ability to hire and retain additional qualified executives and other personnel, and governmental regulation of the transactional marketing industry in the United States or additional government regulations which could impact the ability to import products from China or the cost of such products.  In addition, future price increases which could affect our cost structure, for example, oil price increases which affect the cost of raw material and shipping costs are expected to incur and could negatively impact our ability to sustain growth.  If we are unable to successfully manage our future growth, to establish and continue to upgrade our operating and financial control systems, to recruit and hire necessary personnel or to effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

We may be unable to adapt to rapid industry change.

The transactional marketing industry, the industry in which we operate, is characterized by constant new product introductions and other products coming to the end of their market life cycles. To be successful, we must adapt to our rapidly changing markets.  Our success will depend, in part, on our ability to license marketable products from others, including inventors, enhance our existing products and services, and develop new offerings that address the needs of our customers.

We depend on adequately protecting our intellectual property and marketing rights.

The protection of our intellectual property rights is, and will continue to be, important to the success of our business.  In this regard, if we obtain the exclusive marketing rights to a product developed by another an inventor, the inventor will have ordinarily obtained the requisite trademark, trade dress, copyright, and patent protection for the product through registration with the United States Patent and Trademark Office (“USPTO”).  To the extent that the inventor has not previously obtained such intellectual property protection, we would assist the person to secure such protection.  If we develop a product internally, we are responsible for filing the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the USPTO. If the protection of our intellectual property rights is inadequate, our brands and reputation could be impaired and we could lose customers.

The transactional marketing industry is highly competitive and we may be unable to compete effectively.

The transactional marketing industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products.  We expect that new competitors are likely to join existing competitors in this industry, including the market for Continuity programs that we target. Some of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do. In this regard, larger, better-financed competitors may be able to spend more than us on front-end media in connection with the rollout of a product under a Continuity program.

The Retail Distribution business is highly competitive and we may be unable to compete effectively

The retail marketplace is highly competitive, rapidly evolving and subject to changes beyond our control such as business consolidations among prospective customers which reduces our market opportunity.  We are presently competing in many cases against larger and better financed competitors who compete in every category of product for limited shelf space.  There is intense competition for shelf space and while we have been successful in placing our products at retail, there is no guarantee that this success will continue for future products we introduce or that we will continue to be able to place products in retail on terms that would be economically feasible.  We are competing against competitors who are larger, better financed and able to spend more in trade allowances and other incentives which could reduce our ability to place our products on retail shelf space.

We do not expect to pay cash dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The holders of our 10% convertible preferred stock shall receive, out of funds legally available therefore, cumulative dividends at a rate equal to 10% of the convertible preferred stock’s original issue price, in cash, or at our option, in shares of common stock. As of December 31, 2006, the balance of accrued dividends on the convertible preferred stock is approximately $2.2 million. Dividend payments of 5% of the balance are due on November 29 and May 29 annually. Any accrued dividends on the convertible preferred stock must be paid in full before we can pay a dividend on our common stock. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

We need to retain our key management personnel and hire additional qualified personnel.

We are dependent on the efforts of our executive officers and senior management and on our ability to hire and retain qualified management personnel.  The loss of services by any of these individuals could materially and adversely affect our business and our future prospects.  We have entered into three-year employment agreements with Nancy Duitch, our Chief Executive Officer and with Alan Gerson, our President and Chief Operating Officer. Ms Duitch’s agreement ends in 2008 and Mr. Gerson’s agreement ends in 2009, and there is no assurance that we will be able to retain their services. Each executive can terminate his or her employment agreement on 60 days notice. We do not have other employment agreements with any of our senior management team, except with our in-house corporate counsel, and with the president of retail distribution sales.  In addition, we anticipate that in order to successfully implement our business strategy, we will be required to recruit and hire additional qualified personnel.  Failure to attract and retain additional qualified personnel, including management personnel who will train and integrate our new employees, in addition to their role in continuing to manage our growth strategy, could adversely affect us.

We may be subject to product liability claims arising from the use of our products.

We are always subject to product liability claims of various kinds, or to claims relating to the efficacy of our products or the accuracy of claims made. We can provide no assurance that we will be able to avoid such claims or that we will be successful in defending any such claims. Any litigation, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to any of our products, our insurance may not be sufficient to cover our liability. Although we presently have product liability insurance, it may not be available in the future at a reasonable cost, if at all. We may also be subject to potential claims of infringement of third party intellectual property or similar rights despite our efforts to effectively protect our intellectual property and clear our use of product trade names and marketing materials.

We are dependent upon third party suppliers to supply our pipeline of products.

We do not manufacture any of our products. All of our products are or will be manufactured for us by non-affiliated manufacturers pursuant to purchase orders, and we do not have any long-term agreements with any supplier. We rely upon our suppliers to develop and test their prototypes, and manufacture the products to our standards, subject to our internal quality assurance and third party testing procedures, and to produce a uniform product for us in facilities that comply with applicable laws, to implement adequate quality control procedures and to deliver product to us in a timely manner. The failure of our suppliers to do any of the foregoing could affect both our ability to delivery quality products in a timely manner. Further, in the event that we change suppliers, there can be no assurance that there will be a smooth transition to a new supplier or that we will not encounter other serious problems in the quality or delivery of products resulting from a change in supplier.

Breaches in our third party Internet network security systems may adversely affect us.

Any breaches to our Internet network security systems could jeopardize the security of our confidential information or that of third parties stored on the network. To date, we have not experienced any breaches of our network but, there can be no assurance that breaches of these Internet network security systems will not happen in the future. Breaches of our network could result in the loss of our customers’ confidential information which would damage our relationship with our customers and harm our business.

We need to attract new customers, retain our present customers, and maintain customer satisfaction.

Our success and growth in revenues will depend heavily on the extent to which we maintain and expand our customer base for our products. There is no assurance that we will succeed with this endeavor, and if we do not attract new customers, retain our present customers, and maintain customer satisfaction, our growth strategy will be adversely affected.

Our business may be adversely impacted by regulation at the local, state, federal and international levels.

We are subject to varying degrees of international, federal, state and local regulation.  Significant consumer protection regulations are imposed at each of these levels.  All transactional marketers are governed by the Federal Trade Commission Act, including the Act’s provisions prohibiting deceptive practices in connection the advertising, marketing, and sale of consumer products.  We make efforts to ensure that our marketing at all times complies with applicable standards. Nevertheless, the commencement of a proceeding against us with respect to one or more of our products could have an adverse effect on our future operations. Any proceeding, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit.

Our business may be adversely impacted by “Headline Risk.”

Adverse publicity generated from, for example, a defective product, a product recall or the commencement of a proceeding by a governmental agency could discourage current customers from continuing to use our products or discourage prospective customers from trying our products.  In addition our suppliers, due to the adverse publicity, may refuse to do business with us.  If any of these situations or other examples of “Headline Risk” occur, our business will be adversely affected.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

We may not be able to identify and integrate future acquisitions effectively into our existing business. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations and integration efforts could disrupt our ongoing business, distract our management and employees and increase our expenses.

In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•

the difficulty of incorporating acquired rights or products into our existing business;

•

the difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•

the difficulties in the development and maintenance of uniform standards, controls, procedures and policies;

•

the potential impairment of relationships with employees and customers as a result of the integration of new management personnel;

•

the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•

the effect of any government regulations which relate to the acquired business; and

•

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Since there are a small number of major retail chains for sales of our products, the loss of any of these customers could result in a significant decrease in both revenues and income from our retail distribution business.

Our retail distribution business is accounted for as a separate business segment from our direct response marketing business. In 2006, 39% and 15% of retail distribution revenues were derived from two customers.  If we were to be unable to offer new product to our limited number of large retail distribution customers, we would lose that source of revenue.

We are dependent upon the purchasing and return policies of discount retailer chains.

Our retail distribution in large part involves the sale of our product to discount chains.  We are subject to their policies on such matters as accepting and scheduling deliveries, payment and returns. In order to sell products to these chains, we may have to place reserves against the accounts receivables from these chains, which may impair our ability to operate profitably by reducing our gross margins and increasing our selling, general and administrative expenses. Depending on the retailer and the product, we currently reserve between 5% and 25% of our sales to these discount chains.

Some of the products that we sell to retailers are unrelated to our transactional marketing business, and we may not be able to generate profits from these lines.

Some of our products and the market for our products are different from our transactional marketing business. The markets to which we market our products are highly competitive. Our ability to operate this business profitably will be dependent upon a number of factors, including: (i) our ability to maintain our existing shelf space and desirable displays in stores, in face of competition from numerous major and specialty product companies that presently dominate the market for those products; (ii) our ability to price our products at levels that make them attractive to retail customers and enable us to generate a sufficient gross margin to enable us to generate profits from the sales; (iii) the consumer’s response to our products, including their willingness to make repeat purchases; and, (iv) our ability to develop brand recognition by advertising for our products. If we are not able to retain shelf space or if the consumer’s response to our products is not favorable, we may be unable to continue in this business. We cannot assure that we will be successful in generating either adequate shelf space or customer acceptance.

Because of the terms on which we sell products to certain retailers, we may incur difficulties in purchasing inventory.

We have a credit facility based on our accounts receivable. We may not be able to increase that credit facility.  In addition, two of our customers purchase retail distribution products from us on a “pay on scan” basis, which means that the customer has no obligation to make payment to us until and unless the product is sold to a customer. Because our credit facility does not purchase receivables from us that were generated on a “pay on scan basis”, we cannot sell such receivables to our credit facility, which could delay our cash flow and would affect our ability to purchase additional inventory.  This delay in the receipt of revenues could impair our ability both to place products in two retail outlets and to generate revenue. Revenues from our retail distribution segment that were generated on a pay and scan basis were approximately $473,000 for the period from August 1, 2006 (date of acquisition) to December 31, 2006.

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

There is currently a limited trading market for our common stock.

Our common stock is traded in the over-the-counter market through the Over-the-Counter Electronic Bulletin Board. There can be no assurance that an active trading market will be maintained. Trading of securities on the Over-the-Counter Electronic Bulletin Board is generally limited and is effected on a less regular basis than that on other exchanges or quotation systems such as NASDAQ, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of common stock. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system including, without limitation,  NASDAQ.

The application of the penny stock rules could adversely affect trading in our common stock.

The trading price of our common stock is currently below $5.00 per share, which causes the open-market trading of our common stock will be a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decreasing liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules described above, if our stock trades below $5.00 per share, which it currently does, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the number of participants in the market for our common stock, reducing its liquidity and your ability to buy and sell our stock and having an adverse effect on the market for our shares.

Substantial future sales of our common stock in the public market may depress our stock price.

On February 6, 2007, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, to register approximately 2.3 million  shares of our common stock underlying options and restricted stock granted to our officers, directors, employees and consultants and approximately 2.7 million shares of common stock reserved for issuance under our 2006 Stock Incentive Plan. These shares, if issued in accordance with these plans, will be eligible for immediate sale in the public market, subject to volume limitations.

As of December 31, 2006, there were outstanding options convertible into approximately 2.1 million shares of our common stock, warrants convertible into approximately 5.6 million shares of our common stock, approximately 1.1 million shares of Series A preferred stock, convertible into approximately 2.2 million shares of our common stock, and debentures that are convertible into approximately 8.8 million shares of our common stock. If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock.  As of March 21, 2007, there were approximately 21.9 million shares of common stock outstanding and approximately 1 million shares of preferred stock outstanding. As of March 21, 2007, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to approximately 78.1 million additional common shares and 795,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval. Under the terms of our senior convertible debt, if the notes are converted in full by the noteholders, we will be required to issue up to approximately 8.4 million shares of common stock assuming conversion at the current floor of $0.69.

We will require additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

 We are controlled by our principal stockholders which includes executive officers and directors, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our executive officers and directors, in the aggregate, beneficially own approximately 42.0% of our common stock including options, convertible preferred stock and warrants held by each executive officer and director that are exercisable within 60 days of March 21, 2007. Two principal stockholders beneficially own approximately 38.6% of our common stock. These stockholders, acting together, or as individuals, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders.

This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Our incorporation documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our stock, which may inhibit an attempt by our stockholders to change our direction or management.

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions include (i) the authorization of our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders and (ii) establishment of advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting. In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business.

 We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various regulatory requirements, including provisions of the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which we currently are not subject to but may initially apply to us in 2007 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on such controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404.  Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, which could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and limited operating history. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility compared to more established issuers, and we expect that our share price will continue to be more volatile than a more established issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a more established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our limited operating history and limited profits to date, limited capital to execute our business plan, and uncertainty of future market acceptance for our business strategy and other risks including those set forth above. As a consequence of these enhanced risks, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a more established issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

There are risks associated with our ownership and leasing of commercial real estate.

Our controlling ownership interest in an office building and underlying developable land in Granby, Connecticut through our Granby subsidiary entails certain risks associated with commercial real estate generally as well as risks particular to the Granby project.  Among these risks are: a limited number of potential tenants and a need for the amount of consolidated office space available at Granby at commercially viable rental rates; the risk that we will be unable to repay or refinance a second mortgage on the property prior to the maturity of a balloon payment of $1.1 million on August 1, 2009; and the risk that an existing adjustable rate mortgage on the property will increase at or after December 31, 2007 to a rate that results in negative cash flow in connection with operation of the Granby building.

ITEM 2. DESCRIPTION OF PROPERTIES

Our real estate business is conducted through one of our subsidiaries.

East Granby, Connecticut

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The Granby property is currently being held for sale. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. We have entered into an irrevocable proxy and agreement with Lester Tanner and his affiliates, who are members of the limited liability company, which agreement gives us voting and operational control of the limited liability company so long as we maintain our ownership interest in the limited liability company. Due to such voting control, Granby’s financial results are consolidated with our financial results, and the minority voting interests are recorded separately.

Set forth below is a chart that describes certain terms of the current leases of the East Granby Property:

Tenant	Space [1]	Use	Yearly Base Rent	Term/Expiration Date

Stubhub, Inc.	Suite 110 (9,102 sq. ft.)	General and administrative offices with technical support and service center capabilities	Year 1-$131,979 Year 2-$136,530 Year 3-$145,632 Year 4-$150,183 Year 5-$154,734	5 years; with tenant right to terminate in the 3rd year and tenant right to extend for 5 years after initial term. The initial term expires March 31, 2010.

Jack Henry & Associates, Inc.	Suite 140 and Suite 240 (23,421 sq. ft.)	General office purposes including technology center	Year 1-$387,710 Year 2-$387,710 Year 3-$387,710 Year 4-$393,100 Year 5-$393,100	5 years; with tenant right to extend for 5 years after initial term. The initial term expires December 31, 2010.

1  Approximately 38% of the East Granby Property’s rentable space is currently vacant. This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005.  This subdivision was completed in March 2006, and is now available for leasing.

Hunter, New York (property sold in 2006)

Yolo Equities Corp., a wholly owned subsidiary was incorporated in October 1992, as a New York corporation. Yolo holds a mortgage on a real estate parcel and owned a 65-acre real estate parcel in Hunter, New York.   The 65-acre property is in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York. The 65-acre parcel, which was subject to a contract for sale, dated November 23, 2005, was sold on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000.

Our main corporate office is located at 16000 Ventura Blvd., Suite 301, Encino, California 91436. This facility has approximately 7,400 rentable square feet. The lease term is 60 months ending in October 20, 2011. Rent for the first year of the lease term is approximately $17,100 per month, with an increase of approximately $6,400 for each year of the term thereafter. We are subleasing our existing La Grange Avenue office space in Los Angeles, California for the remainder of that lease term which extends until February 2009. As of Decemeber 31, 2006, we received $7,820 per month from our sublease, which is subject to 3% increases on February 1, 2007 and 2008.

In addition, in July 2006, we entered into a one-year sub-lease agreement with Adsouth Partners, Inc. for approximately 1,600 square feet of office space in Boca Raton, Florida. Rent is approximately $2,700 per month. We will utilize this office for our retail distribution business.

In addition, we leased, through February 28, 2007, a suite at 271 North Avenue, Suite 520, New Rochelle, NY 10801. We utilized this facility for our real estate business, the winding down of its discontinued operations, storage and as a secondary corporate office. The lease was for approximately 6,500 square feet. The monthly rent was $6,500. We received $2,000 per month from a tenant under a month-to-month space sharing arrangement. We did not renew this lease upon its expiration.

These facilities are in good repair and we believe that these properties are adequately covered by insurance. In addition, we believe that our existing facilities will be adequate to meet our needs for the foreseeable future. Should we need additional space, we believe we will be able to secure additional space at commercially reasonable rates.

Our principal executive offices are located at 16000 Ventura Blvd., Suite 301, Encino, California 91436 and our telephone number is (818) 926-4900. Our home page on the Internet can be located at www.verticalbranding.com

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact on our results of operations or financial condition. In addition, we, or our subsidiaries, are a party to the proceedings discussed below.

On March 27, 2007, Diversified Investors Capital Services of N.A., Inc. ("Diversified") instituted an action against Vertical Branding, Inc. and Worldwide Excellence, Inc. in the Supreme Court of the State of New York (County of New York) (Case No. 07-601008).  Diversifed alleges claims for breach of a consulting agreement and seeks monetary damages of $617,294.59 and an order requiring the issuance of certain warrants.  Neither company has been served with the Summons and Complaint to date.  The Company strongly disputes the claims and shall vigorously defense the action assuming service of process is properly effected.

FTC Consent Decree

On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order resulting from an investigation that began in December 2002.  The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the marketing of the Peel Away the Pounds Weight Loss System.  The order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only.  The Order is binding upon the corporate successors and assigns.  The order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch.  Ms. Duitch is a director, our Chief Executive Officer and Chief Marketing Officer, and through the Duitch Family Trust, beneficially owns approximately 21% of our outstanding common stock.  The order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence.  This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2006, our Board of Directors and three of our stockholders approved by written consent, to increase the total number of shares which the corporation is authorized to issue to 100,000,000 of common stock having $.001 par value and the 2,000,000 shares of preferred stock having $.001 par value remained the same. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

Additionally, our Board of Directors and three of our stockholders adopted and approved by written consent an amendment to our Amended and Restated Certificate of Incorporation to change our name to Vertical Branding, Inc. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

Finally, the our Board of Directors and three of our stockholders adopted and approved by written consent the Company’s 2006 Equity Incentive Plan. The consenting stockholders voted 13,966,500 shares, representing 66% of the issued and outstanding shares of common stock as of the record date.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol VBDG.OB. The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board. The information has been adjusted to reflect a 35% stock dividend of our common stock on August 24, 2005.

As a result of the accounting treatment for the acquisition on November 29, 2005 as a reverse merger, the stock price information has no relationship to our historical financial results and we do not believe this information provides any meaningful information concerning the performance of stock price before November 29, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High Bid	Low Bid

March 31, 2004	$2.59	$0.44
June 30, 2004	$2.30	$0.89
September 30, 2004	$2.04	$1.00
December 31, 2004	$2.07	$1.07

March 31, 2005	$1.48	$0.74
June 30, 2005	$0.81	$0.36
September 30, 2005	$2.04	$0.75
December 31, 2005	$2.14	$1.30

March 31, 2006	$2.20	$1.01
June 30, 2006	$1.50	$0.51
September 30, 2006	$0.80	$0.30
December 31, 2006	$0.80	$0.33

March 31, 2007	$1.21	$0.33

Holders

As of March 21, 2007, there were approximately 1,800 holders of record of the our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Continental Stock Transfer & Trust Company with an office located at 17 Battery Place, New York, New York 10004-1123 and whose phone number is (212) 509-4000.

Dividend Policy

We did not pay any cash dividends on our common stock during the years ended December 31, 2006 and 2005. We currently do not intend to pay any cash dividends on common stock. Our Board of Directors declared a stock split in the form of a 35% stock dividend on the shares of its common stock outstanding on August 8, 2005, the record date for shareholders who would be entitled to receive 35/100 of a share of common stock, par value $.001 per share, for each one share of common stock owned of record on the close of business on August 8, 2005.

Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, the results of operations, capital requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, the terms of the 10% convertible preferred stock restricts our ability to pay dividends on our common stock. The holders of the 10% convertible preferred stock are entitled to receive cumulative preferential dividends at the rate equal to 10% of the purchase price of the preferred stock payable semi-annually in arrears. The payments are in cash or, at our option, in shares of common stock. Payments are due May 29 and November 29 of each year. We may not pay any dividends on our common stock before all dividends are paid on the 10% convertible preferred stock.

The first dividend payment was due on May 29, 2006. We elected to pay the dividend by issuing 115,961 shares of Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the valuation. The second dividend payment was due on November 29, 2006. We elected to pay the dividend by issuing 120,500 shares of Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the valuation. The closing price of our common stock on the dividend payment date was $0.65 per share.

Equity Compensation Plan Information

The following table gives information about common stock that may be issued upon the exercise of stock options outstanding as of March 21, 2007,  under our current equity compensation plan (the 2006 Plan) and our old equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and footnote (2)) (c)
Equity compensation plans approved by security holders	2,362,000	$0.60	2,638,000
Equity compensation plans not approved by security holders (1)	20,250	$1.50	0
Total	2,382,250	$0.61	2,638,000

_________________________________

(1)

Consists of 20,250 options which were issued under individual option agreements rather than an option plan.

(2)

Excludes 127,834 shares of common stock and 148,750 shares of restricted common stock granted under the 2006 Plan.

On July 27, 2006, our Board of Directors adopted the 2006 Equity Incentive Plan (the “Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the Plan. The Plan will be administered by our Board of Directors and, we may issue stock options, stock purchase awards, restricted stock awards, and warrants. The Plan was approved by consent of a majority of shareholders on September 14, 2006. As of March 21, 2007, there are 2,525,166 shares of common stock available under the Plan for issuance.

Unless otherwise specified in an employment contract or option agreement, options vest quarterly over three years from the date of grant.

As of December 31, 2006, five former directors had been issued options totaling 20,250 shares, expiring through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.  These options were issued pursuant to a non-employee director compensation policy and were not approved by shareholders.

Recent Sales of Unregistered Securities

On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of our common stock. In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. There were no expenses in connection with this conversion. This issuance was made pursuant to the exemption from registration provided by section 4(2) and Regulation D of the Securities of 1933.

On April 3, 2006, we issued to a consultant, three-year warrants to purchase 10,000 shares of our common stock. The warrants have an exercise price of $0.50 per share. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 27, 2006, we issued two warrants for consulting services a total of 340,000 shares of our common stock valued at $204,000. Under a subsequent agreement, on November 15, 2006, 41,250 of these shares were returned to us. Additionally, one of the consultants received three-year warrants to purchase 75,000 shares of our common stock. The warrants have an exercise price of $0.80 per share. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing and received another $2,887,700 on the date the registration statement was filed pursuant to a Investors Registration Rights Agreement dated July 31, 2006 thereof between the Company and Gottbetter (the “Registration Rights Agreement”). The Notes mature on July 31, 2009. The Notes are convertible from time to time into our common stock by Gottbetter at the price per share equal eighty percent (80%) of the average of the two lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”).  We have an option to redeem a portion or all of the outstanding principle convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before our redemption notice is sent and (y) the closing sale price on the trading day before our redemption notice is sent. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). The issuances were made pursuant to the exemption from registration provided by Regulation D of the Securities Act of 1933.

On August 1, 2006, we closed our purchase of certain assets from Adsouth Partners, Inc. pursuant to an asset purchase agreement.  We, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities.

The purchase price for the assets included a cash and stock component. The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy potential indemnification obligations of Adsouth.  The issuances of the promissory note to Adsouth and the Adsouth Shares were made pursuant to the exemption from registration provided by Regulation D of the Securities Act of 1933.

On September 19, 2006, we entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate if $7,500 per month in our unregistered, restricted common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to issues is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of the September 30, 2006, the calculation of the VWAP resulted in a per share price of $.56. In October 2006, the Company issued 40,179 shares of common stock as payment for the fee, which covered the period from October 1, 2006 through December 31, 2006. In January 2007, we issued 30,000 shares of common stock as payment for the fee, which cover the period from January 1, 2007 through March 31, 2007. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 1, 2006, pursuant to an employment agreement, we issued 100,000 shares of our common stock valued at $60,000. The shares vest ratably over a 25 month period. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend on Preferred Stock

Under the terms of our 10% Series A Convertible Preferred Stock, we, at our option, may meet our  dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing our Common Stock to the holder of the Convertible Preferred Stock based on our Common Stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the our Common Stock on date the applicable dividend is due and payable (the “Valuation”). The fair market value is the trailing average closing bid price for the 20 consecutive trading days prior to the dividend payment date.

The first dividend payment was due on May 29, 2006. We elected to pay the dividend by issuing 115,961 shares of our Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of our common stock on the last business day before the dividend payment (May 26, 2006) was $1.01 per share, which resulted in the cost of the dividend to us being $117,121. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The second dividend payment was due on November 29, 2006. We elected to pay the dividend by issuing 120,500 shares of our Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of our common stock on the dividend payment date was $.65 per share, which resulted in the cost of the dividend to us being $78,326. This issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Conversion of Preferred Stock

On December 18, 2006, one of the Series A preferred stockholders converted 93,791 shares of preferred stock into 187,582 shares of our common stock. During the first quarter of 2007, four Series A preferred stockholders converted an aggregate of 105,000 shares of Series A preferred stock into 210,000 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development  and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2006 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.”. The discussion and analysis below is based on the Company's consolidated financial statements for years ended December 31, 2006 and 2005 and related Notes thereto and included herein and incorporated herein by reference.

Overview

We filed a Certificate of Amendment to our Certificate of Incorporation, as amended, (the “Amendment”) with the Secretary of State of the State of Delaware that was effective as of October 30, 2006. The Amendment changed the name of the Company from MFC Development Corp., to Vertical Branding, Inc. In addition, the Amendment also increased our authorized common stock from 40,000,000 shares to 100,000,000 shares.

On November 29, 2005, we (sometimes hereinafter referred to as “VBI”) completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. “WWE”, a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and VBI (hereafter to be referred as “VBI” prior to the Closing and “we” or “us” as the consolidated entity after the Closing), and WWE’s stockholders. VBI acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of VBI common stock.  At the closing, 11,500,000 shares of VBI’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of VBI’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, VBI note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of VBI common stock were issued for payment of legal fees.

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

Simultaneous with the Closing on November 29, 2005, and continuing through December 30, 2005, WWE, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation 506 promulgated under the Securities Act, engaged in a Private Offering to “accredited investors” of a total subscription of 1,205,000 shares of our 10% convertible preferred stock (convertible into 2,410,000 shares of common stock) for $2,410,000, and warrants to purchase 1,205,000 shares of our common stock; each warrant entitling the holder to purchase one share of our common stock.

Through July 31, 2006, we operated two business segments consisting of the transactional marketing business and the development and rental of real estate in New York and Connecticut.  Through other subsidiaries, we are in the process of liquidating the discontinued operations of our former medical division. The real estate and discontinued operations were acquired at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

On August 7, 2006, we filed a Current Report on Form 8-K announcing that on August 1, 2006, we closed our purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in our Form 8-K filed on June 28, 2006. Through a newly formed subsidiary, Adsouth Marketing LLC, we acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. On January 17, 2007, we determined that the actual value should be reduced by $843,648 to $681,352. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”). The original balance of the promissory note was adjusted to $681,352 as of the date of the acquisition. The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000.

The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy overpayment of the promissory note and potential indemnification obligations of Adsouth.

The results of operations from Adsouth’s consumer products division prior to August 1, 2006 are not indicative of the results of future operations of this division because of new management directives from us as compared to the prior owners of this division.

On August 7, 2006, we filed a Current Report on Form 8-K announcing that on August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing, and was to receive an additional $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between Gottbetter and us (the “Registration Rights Agreement”), provided that our Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). On September 18, 2006, we fulfilled the conditions and received the remaining $2,887,000 pursuant to a second note (the “Second Note”). Gottbetter assigned its interest in the Notes to an affiliate, Gottbetter Capital Master, Ltd. We paid a commitment fee equal to 6.5% of the total purchase price of the Notes, of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700, and the balance of $187,700 was paid on September 18, 2006 upon the funding of the Second Note. The Notes are convertible from time to time at the option of Gottbetter into our common stock at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our common stock. We have an option to redeem a portion or all of the outstanding principal owed under the convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before our redemption notice is sent and (y) the closing sale price on the trading day before our redemption notice is sent.

We and our subsidiaries granted Gottbetter a security interest in certain of our assets pursuant to a Security Agreement dated July 31, 2006 between Gottbetter and us (the “Security Agreement”). Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

On March 5, 2007, Gottbetter irrevocably waived (a) the right to receive, upon conversion of the Notes, shares of our common stock in excess of the number of shares then authorized but unissued, and (b) the right in the event of a default on registration requirements, to purchase shares of our common stock pursuant to the 3,000,000 warrants issued for a price per share below $.37, as adjusted for any stock splits, recapitalization, reclassification or the like.

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended, and until so registered the securities may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The offering requires us to prepare and file with the Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of our common stock issuable upon exercise of the Warrants and the Notes pursuant to an the Registration Rights Agreement.

Components of Revenue and Gross Profit

Sources of Revenue

Transactional Marketing

Our transactional marketing business is conducted through WWE and its affiliates, which is the historical business of VBI after the Closing. We are a consumer product, branding, marketing and distribution company with particular focus on personal care and fitness, beauty and home consumer products. We are in the business of building product brands and believe that we have found a successful formula that combines creativity and strategic analysis to optimize sales opportunities and profitability in this marketing space. After successful branding of products, we utilize our strategy of return on investment advertising, where-by we sell such products to U.S. retail chains through our retail distribution business, catalogues, international distribution channels and other non-electronic distribution outlets. Typically, we obtain the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develop the product brand through innovative marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging our retail and international distribution channels for sales directly to consumers or for sales to downstream business customers. We also earn revenue from shipping and processing fees and by providing customer lists to third parties for a fee. Net sales are determined by subtracting an allowance for returns from gross product sales and list sales.

We seek to distinguish ourselves from other transactional marketing companies through the development of products that create a long-term annuity stream of revenue through what we refer to as “Continuity” programs. Through our Continuity programs, customers repurchase a particular product monthly or bi-monthly, for multiple continuity cycles, thus maximizing the initial media investment to acquire that particular customer. We intend to establish a continuity model for each and every product we decide to market and distribute, if feasible.

Retail Distribution

We began our retail distribution operations on August 1, 2006, when we purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC.  We acquired assets comprising Adsouth's consumer products division. We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

Our strategy is to leverage the brand awareness developed via our advertising in the transactional marketing business which will enhance sales in the retail distribution business. We use our knowledge of consumer products to develop, acquire or obtain rights to products that we believe can be successfully and profitably branded through direct marketing strategies, but which will also be able to be extended into successful Retail distribution products. We presently either own the rights to or have distribution rights for a number of products, most of which are beauty and home consumer products. As part of our business strategy, we intend to seek to obtain products or distribution rights to other products, which may be in different fields from our present products. Our current products are described in Item 1 of this report, Business Description. Customers for our products are generally mass merchandising retail companies, including some of the largest retailers in the United States. These customers consist of major retail, drug store, food and similar chains.

Real Estate Segment

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

The 65-acre parcel, which was subject to a contract for sale, dated November 23, 2005, was sold on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000.  Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President and CEO, and President of Yolo through April 19, 2006, and one of our stockholders) and his affiliates, and  (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000, which is included in investment in unconsolidated subsidiary. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner, which closed on April 19, 2006, to sell the remaining 50.16% interest in YoloH to him for $211,000. Our basis in the property was $900,000, and therefore, Yolo recorded no gain or loss on the sale. Our management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

See Note 5 of Notes to Consolidated Financial Statements.

East Granby, Connecticut

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Simultaneous to the Closing on November 29, 2005, we entered into an irrevocable proxy and agreement with certain members of the limited liability company who are our stockholders, which agreement gives us voting and operational control of the limited liability company so long as we maintain our ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

Costs of Goods Sold

Transactional Marketing

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

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses from the date of acquisition through December 31, 2006.

Components of Operating Expenses

Selling Expenses

Transactional Marketing

Selling expenses are the largest component of our cost structure and primarily consist of media expenditures and out-sourced infomercial production costs. The largest component of selling expenses is the cost of TV and Internet media.

Retail Distribution

Selling expenses primarily consist of advertising and promotion, commissions, and shipping costs to customers.

General and Administrative Expenses

Transactional Marketing

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

Real Estate Segment

General and administrative expenses primarily consist of real estate taxes, utilities and maintenance attributable to the office building in East Granby, Connecticut that was acquired in connection with the reverse merger on November 29, 2005.

Corporate Expenses

Corporate expenses consist of the direct costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to an allocation of: (i) employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, (ii) professional fees and (iii) shareholder communications and investor relations costs. We expect that corporate expenses will increase as additional senior management personnel are hired to oversee our anticipated growth and to comply with the requirements of being a public company. The cost of non-cash stock-based compensation includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses.

Depreciation and amortization

The significant components of depreciation and amortization are:

We incurred costs of $942,000 to issue the $5.7 million 10% secured convertible notes, which closed on August 2, 2006. As additional consideration, we also issued warrants to purchase 3,000,000 shares of our common stock. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $512,000. These costs are being amortized over the 36 month life of the loan.

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was $2.0 million, which was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network.

On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”), completed an account transfer and purchase agreement with a factoring company. The advances paid by the factoring company to ASM under the account transfer and purchase agreement is guaranteed by VBI, our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007. The guaranty fee is being amortized over the two year term of the factoring agreement.

Depreciation expense, related to the office building that we own and operate in East Granby, Connecticut is approximately $184,000 per year.

On July 13, 2006, we completed the closing of a second mortgage financing (the “Second Mortgage Note”) on the East Granby Property owned by our subsidiary, Gateway Granby, LLC. Approximately $120,000 of fees were paid in connection with the Second Mortgage Note. The fees are being amortized over the 36 month life of the Second Mortgage Note.

We are also amortizing commissions paid to brokers for obtaining tenants. The brokerage fees are being amortized over the life of the related leases, which range from five to six years.

Bad debts

The significant component of bad debt expense is when we ship a product with multiple credit payment terms, consisting of future credit card charges. If the future charges are ultimately denied, we will incur a bad debt expense.

Components of Other Items

Interest Expense, net

This item is recorded net of insignificant amounts of interest income.

Transactional Marketing

10% Secured Convertible Notes: On August 2, 2006, we closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note (the “Second Note”). We used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the Consumer Products Division of Adsouth Partners, Inc., that was acquired on August 1, 2006. The balance of the proceeds is allocated to the transactional marketing business.

Factoring Agreement: On November 9, 2006, on behalf of our Worldwide Excellence, Inc. (“WWE”) subsidiary, we completed a receivables purchase agreement with a factoring company for products that were sold to WWE’s customers under multiple payment terms. Under multiple payment terms, a customer’s credit card is charged for payment of the sale up to five times, on a monthly basis, until the full purchase price is received. We pay a discount ranging from (i) 8% of the gross amount for receivables that are due within three months of sale, to (ii) 10% of the gross amount for receivables that are due within five months of sale. If the prime rate is above 7%, the discount may be adjusted on the first day of each calendar month, up or down, by one-half of the change in the prime rate. We are advanced 85% of the amount of the purchased contracts.

Retail Distribution

Promissory Note: On August 1, 2006, we closed our purchase of certain assets from Adsouth Partners, Inc., pursuant to the purchase agreement described in our Form 8-K filed on June 28, 2006. VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. On January 17, 2007, we determined that the actual value should be reduced by $843,648 to $681,352. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”). The original balance of the promissory note was adjusted to $681,352 as of the date of the acquisition. The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000.

In accordance with the terms of Adsouth Note, we were required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of the proceeds from its 10% secured convertible note. The balance of note at September 30, 2006 was $762,250 and until the adjustment to principal on January 17, 2007, was being amortized over a twenty-four month period, with interest and $22,875 in principal payable monthly.

Demand Note: In accordance with the terms of the assets purchased from Adsouth, we assumed certain liabilities as payment of the purchase price. Included in the liabilities assumed was a note with a balance of $756,078. The note is a demand note that bears interest at 18% per annum. The loan requires monthly interest payments and principal payments in an amount equal to collections from two retailers.

10% Secured Convertible Notes: Interest expense is primarily attributable to the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business.

Factoring Agreement: On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”), completed an account transfer and purchase agreement with a factoring company. We may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. We pay a fixed discount of 0.75% of the gross amount of any receivables sold and are advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  We pay a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances.

Real Estate

Interest expense from real estate consists of debt acquired from our real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,057,000 at December 31, 2006. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $93,000 before the interest rate change takes effect on December 31, 2007.

On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property. The mortgage note matures on August 1, 2009, with an interest rate of 12.5% per annum.

Bank Loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $52,000 at December 31, 2006. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

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

Corporate

Series A and B Bonds were included in the net assets of VBI acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of December, 2006, the prime rate was 8.25% and the interest rate on these bonds remained at 11.25% for the following quarter.

Minority Voting Interest in Net Income of Subsidiary

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. Simultaneous to the Closing on November 29, 2005, we entered into an irrevocable proxy and agreement with certain members of the limited liability company who are our stockholders, which agreement gives us voting and operational control of the limited liability company so long as we maintains our ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with us, and the minority voting interests (51%) are recorded separately.

Income taxes

Prior to the reverse merger acquisition on November 29, 2005, WWE was incorporated as a pass-through entity and, therefore, did not record income tax expense for federal purposes, and was subject to a reduced California tax rate of 1.5% as an S-Corporation.  The State of California charges an $800 tax as well as an LLC fee that is based on gross receipts.

We have allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $6,109,000. These losses include $5,615,000 of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. We incurred additional taxable losses for the year ended December 31, 2006 of $3,600,000. These losses will be available for future years, expiring through December 31, 2026. However, we have taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Discontinued Operations

The remaining receivables from the former medical financing business, conducted through our various subsidiaries, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005, we sold our continuing service obligations related to these receivables and the future revenue rights of our medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. An estimated reserve for future collection costs has been established as of November 29, 2005. We will still incur certain employment costs, through 2006. Occupancy costs related to our New Rochelle, New York office are also allocated to discontinued operations. The lease expired in February 2007, and was not renewed.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are deferred costs, retail distribution network, stock-based payments, allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition.

Deferred Costs

Deferred costs include costs to obtain financing and prepaid leasing commissions paid to brokers in our real estate division. Deferred finance costs are amortized over the life of the loan. Deferred broker fees are amortized over the life of the tenant’s lease.

In connection with the 10% secured convertible financing obtained on August 2, 2006, as additional consideration, we issued warrants to purchase 3,000,000 shares of common stock. The value of the warrants, using the Black-Scholes valuation formula was approximately $566,000, which has been capitalized as a deferred financing cost and is being amortized over the life of the financing, which is 36 months.

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

In July 2006, the Board of Directors approved our 2006 Equity Incentive Plan (“the 2006 Plan”), which was approved by consent of the majority shareholders in September 2006. Under the Plan, we may issue up to 5,000,000 shares of common stock in the aggregate pursuant to all awards granted under the 2006 Plan. The awards include nonqualified stock options and incentive stock options, warrants, restricted stock and stock purchases. We account for the transactions of 2006 Plan under the provisions of FAS 123 (R).

The fair value of options or warrants to purchase our common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black Scholes uses five variables to determine market value as follows:

•

exercise price (the price to be paid for a share in our stock);

•

price of our stock on the day the options or warrants are granted;

•

the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

•

trading volatility of our stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

•

the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

Allowance for Doubtful Accounts

Accounts receivable

We extend credit to customers and perform credit evaluations in the ordinary course of business.

Mortgage and note receivable

We evaluate the credit positions on our notes receivable and the value of the related collateral on an ongoing basis. We estimate that all of our notes receivable are fully collectible and the value of the collateral is in excess of the related receivables. We continually evaluate our notes receivable that are past due as to the collectibility of principal and interest. We consider the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans, and any prior write-downs on loans. The above considerations are all used in determining whether we should suspend recording interest income on any notes receivable or provide for any loss reserves.

Finance receivables (discontinued assets)

Management's periodic evaluation of the adequacy of the allowance for loan losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the customer's ability to repay, the estimated value of any underlying collateral, the outlook of the debtor's industry, and current economic conditions. When we estimate that a specific customer’s account may be uncollectible, that balance is included in the reserve calculation. Actual results could differ from these estimates under different assumptions.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with the reverse merger on November 29, 2005. The excess of the costs in excess of the assets are related to the benefits WWE derived from our being a publicly traded company. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. We periodically evaluate whether events or circumstances have occurred indicating the carrying amount of goodwill may be impaired.

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of our reporting unit to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the reporting unit exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, we compare the current market value of our stock compared to the negotiated value that was attributable to it in the reverse merger acquisition on November 29, 2005, to determine if an impairment loss should be recognized.

Deferred Tax Assets

Income taxes are accounted for using a balance sheet approach in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We account for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider projected realization of tax benefits, book and taxable income trends, available tax strategies and the overall deferred tax position.

Revenue Recognition

Transactional Marketing

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

Real Estate

The full accrual method is used on the sale of real estate if the profit is determinable, we are not obligated to perform significant activities after the sale to earn the profit, and there is no continuing involvement with the property. If the buyer's initial and continuing investments are inadequate to demonstrate a commitment to pay for the property, the installment method is used, resulting in the deferral of income. If we have continuing involvement with the property, the financing method is used.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.  For us, this interpretation will be effective beginning January 1, 2007.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB requires both the balance sheet and income statement approaches to be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 did not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Year ended December 31, 2006 compared to year ended December 31, 2005

As a result of the reverse merger acquisition on November 29, 2005, the pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of VBI (formerly “MFC Development Corp.” or “MFC”) for the periods prior to the date of the acquisition (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of VBI, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated for the equivalent number of shares of VBI received by WWE stockholders in the acquisition, with differences between the par value of VBI and WWE’s stock recorded as additional paid in capital.

On August 1, 2006, we closed our purchase of certain assets from Adsouth Partners, Inc. VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. As a result of this acquisition, we commenced operations of our retail distribution business on August 1, 2006.

Revenues and Gross Profit

Transactional Marketing

The following table summarizes our changes in net revenue and gross profit from our transactional marketing business (in thousands) for the periods indicated:

	Year ended
	December 31,
			Change
	2006	2005	$	%
Net revenue	$16,406	$ 8,029	$ 8,377	104%
Cost of sales	6,319	3,746	2,573	69%
Gross profit	$10,087	$ 4,283	$ 5,804	136%
Gross profit %	61%	53%

Net Sales

Net sales for the year ended December 31, 2006 (“2006”) were approximately $16.4 million, an increase of $8.4 million, or 104%, compared to net sales for the year ended December 31, 2005 of approximately $8.0 million.

The increase in net sales for the year ended 2006 was attributable to the additional funds that were available to spend on media advertising as a result of the two stage financing that was closed in August and September 2006. The funds available for the additional media expenditures allowed us to launch marketing campaigns for three new products during

2006. In 2005, our lack of funding, limited the amount of media advertising expenditures, which resulted in lower sales. The three new products (Pet Vac, a pet grooming product, Hercules Hook, a household product and True Ceramic Pro, a hair straightening product) generated revenues of $11.5 million for the year ended 2006. The increase in sales from these new products was offset by decreases in older product lines whose marketing campaigns were eliminated or reduced.

Gross Profit

Gross profit for the year ended 2006 was approximately $10.1 million, which represents an increase of $5.8 million, or 136%, compared to gross profit for the year ended 2005 of approximately $4.3 million. The increase in gross profit was due to both an increase in net sales as detailed above and an increase in profit margins. The gross profit margin was 61% for the year ended 2006, compared to 53% for the year ended 2005. The increase in gross profit margin in 2006 was due to the three new products launched during 2006 as described above, which are products that have lower costs of sales associated with the revenues generated than the fitness products that made up a portion of the revenues for the year ended 2005. Sales from our beauty product lines had a higher percentage of the revenue coming from continuity sales, which have lower costs than the initial sale. The initial sale includes additional costs to obtain a new customer. In addition, customer service costs were also lower in 2006 for the beauty product lines as some of the revenue generated during 2005 was associated with a print marketing campaign that had higher costs for customer service. The increase in gross profit percentage for 2006 was offset by an increase in costs of $55,000 to ship products to our customers due to the bankruptcy of a major industry freight consolidator. In addition, the increase in gross profit in 2006 was offset by a $115,000 write down of inventory based on management’s decision to discontinue marketing the Body Burner product in order to focus on new products with higher gross profit margins. The write down was comprised of the freight-in on units that were returned to the manufacturer and the cost of other related products that were sold to the customers who purchased the Body Burner.

Retail Distribution

The following table summarizes our net revenue and gross profit from our retail distribution business from August 1, 2006, date of acquisition (in thousands) through December 31, 2006:

Net revenue	$ 5,098
Cost of sales	2,479
Gross profit	$ 2,619
Gross profit %	51%

The retail distribution business we acquired in 2006 is in the beginning stages of development. Our strategy is to leverage our advertising for the products in the transactional marketing business to enhance sales in the retail distribution business. We use our knowledge of consumer products and intend to develop, acquire or obtain rights to products that we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are beauty and houseware products. As part of our business strategy, we intend to expand the products offered in our direct response marketing business to our retail distribution business. We will also seek to obtain products or distribution rights to other products, which may be in different consumer product categories from our present products.

Real Estate

We acquired the real estate activities of VBI on November 29, 2005. The revenue for the year ended December 31, 2006 was $1.6 million, which included $900,000 of revenue from the sale of the 65 acre parcel in Hunter, New York. The balance was primarily rental income from the office building in East Granby, Connecticut.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the year ended December 31, 2006.

The following table summarizes our changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Year ended
	December 31,
			Change
	2006	2005	$	%
Selling:
Transactional marketing	$ 9,975	$ 4,018	$ 5,957	148%
Retail distribution	529	-	529	n/a *	%
Total selling	10,504	4,018	6,486

General and administrative:
Transactional marketing	1,786	2,123	(337)	(16)%
Retail distribution	565	-	565	n/a *	%
Real estate	418	28	390	n/a**	%
Total general and administrative	2,769	2,151	618

Corporate expenses	1,366	359	1,007	281%

Depreciation and amortization:
Transactional marketing	13	9	4	44%
Retail distribution	108	-	108	n/a *	%
Real estate	237	17	220	n/a**	%
Corporate	203	-	203	n/a	%
Total depreciation and amortization	561	26	535

Bad debts	229	45	184	409%

Interest expense, net:
Transactional marketing	211	266	(55)	(21)%
Retail distribution	156	11	145	n/a *	%
Real estate	208	-	208	n/a**	%
Corporate	39	3	36	n/a**	%
Total interest expense, net	614	280	334

* The retail distribution network was acquired on August 1, 2006.
** Real estate operations commenced on November 29, 2005.

Selling Expenses

Transactional Marketing

Selling expenses for the year ended 2006 were approximately $10.5 million, which represents an increase of $6.5 million, or 148%, compared to selling expenses for the year 2005 of approximately $4.0 million. Selling expense as a percent of revenue increased to 61% in 2006 as compared to 50% in 2005.

Media spending for TV increased in 2006 by $5.7 million compared to 2005. The increase in 2006 was due to the availability of funds from our recently completed financing to launch and expand new products in 2006 compared to the existing products in 2005. Internet media spending increased in 2006 by $1.0 million compared to 2005. The increase in 2006 was attributable to hiring an internet marketing manager, which enabled us to manage an increase in media spending on the internet for our new products. The increase in selling expenses were partially offset by a decrease in print media spending in 2006 of $.2 million compared to 2005, as a result of WWE ‘s current emphasis on other media spending.

Selling expenses were also higher in 2006 as compared to 2005 due to the costs incurred under a consulting agreement (“The Leszinski Asset Purchase and Consulting Agreement”) with a former owner of WWE, which began in the fourth quarter of 2005. Under the terms of the agreement, WWE is obligated to pay a former owner $17,500 per month for 36 months for ongoing consulting services to oversee and manage WWE’s foreign distribution relationships. The increases in selling expense were offset by decreases in selling expenses in our beauty product lines in 2006 as compared to 2005 due to increased revenue generated from continuity sales that does not have any associated advertising cost, as we reduced our marketing campaign for this product as it reassessed all of our marketing campaigns in conjunction with the launch of our retail distribution business.

The increase in selling expense as a percent of revenue in 2006 was due to one of our new product launches that had higher telemarketing and media expenses as a percent of revenue compared to products sold in 2005.

Retail Distribution

Selling expenses for the five-month period from August 1, 2006 through December 31, 2006 primarily consisted of advertising, commissions and delivery costs. We expect to leverage the advertising for our products in the transactional marketing business to enhance sales in the retail distribution business.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel. We did not incur any other selling expenses in 2006.

General and Administrative Expenses

Transactional Marketing

General and administrative expenses in 2006 were approximately $1.8 million, a decrease of $.3 million, or 16%, compared to general and administrative expenses in 2005 of approximately $2.1 million. The net decrease in 2006 was due to a decrease in professional fees and an increase in the allocation of expenses to corporate overhead. Beginning on August 1, 2006, certain employment costs that were previously allocated to the transactional marketing business are now being allocated to the retail distribution business. The decrease was offset by (i) higher employment costs with the addition of new employees, including a project manager, a director of interactive marketing, and support staff and, (ii) an increase in our product liability insurance.

Retail Distribution

General and administrative expenses for the five-month period from August 1, 2006 through December 31, 2006 primarily consisted of direct employment costs of $231,000 and an allocation of WWE employment costs from the transactional marketing business of $222,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

Real Estate

General and administrative expenses in 2006 from real estate activities were $418,000. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of: (i) maintenance and supplies of $70,000, (ii) real estate taxes of $64,000, and (iii) utilities of $198,000.

Corporate Expenses

Corporate expenses in 2006 were approximately $1.4 million, an increase of $1.0 million, or 281%, compared to corporate expenses in 2005 of approximately $.4 million. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, and (ii) professional fees. The cost of non-cash stock-based compensation, which includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses.

On July 27, 2006, we adopted our 2006 Equity Incentive Plan (the “2006 Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the Plan. Pursuant to the Plan, we may issue stock options, stock purchase awards, restricted stock awards, and warrants. In addition to the options to purchase 1,000,000 shares of common stock granted to Alan Gerson, pursuant to his Employment Agreement, a total of 794,000 options to purchase our common stock were also granted to employees, 78,000 options to purchase our common stock were granted in total, to two directors, 250,000 options  to purchase our common stock was granted to a consultant, and warrants to purchase 15,000 shares of our common stock was granted to a consultant, at the exercise price of $.60 per share for the employees, directors and the consultants. Unless otherwise specified in an employment contract, options vest quarterly over three years from the date of the grant. Under the plan, 15,000 shares of restricted stock was granted in total, to two directors at a grant price of $.60 per share, and 148,750 shares of restricted stock was granted to a consultant, at a grant price of $.60 per share.

In addition, grants not under the Plan, in which are included in stock-based compensation are: (i) 40,179 shares of restricted stock granted to a consultant, pursuant to an investor relations agreement, at a grant price of $.90 per share, and (ii) warrants to purchase 10,000 shares of common stock was issued to a consultant at a grant price of $.60 per share. Total stock-based compensation included in corporate expenses in 2006 was $218,000.

Depreciation and Amortization

Retail Distribution

The total cost of the retail distribution network, in excess of the net assets acquired was $2.0 million, which we will amortize over the estimated life of ten years. Amortization expense of the retail distribution network was approximately $82,000 for the period from August 1, 2006 through December 31, 2006.

The advances paid by the a factoring company under an account transfer and purchase agreement is guaranteed by the Company, its chief executive officer, Nancy Duitch, and by its president and chief operating officer, Alan Gerson.  The Company has agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. The Company has agreed to pay each guarantor a fee of $50,000, which is 2.5% of the facility amount. The guaranty fee is being amortized over the two year term of the factoring agreement. In 2006, amortization expense under the guaranty fee was $8,000.

Real Estate

Depreciation and amortization expense in 2006 consists of depreciation of $184,000 related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs of $53,000.

Corporate

On August 2, 2006, we began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes. Amortization expense was $202,000 in 2006, and will continue over the 36 month life of the loan.

Bad Debts

Transactional Marketing

Bad debt expense in 2006 was $229,000, an increase of $184,000, compared to bad debt expense in 2005 of $45,000. In 2006, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to 2005. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, we will incur a bad debt expense.

Real Estate

There was no bad debt expense in the real estate business acquired from VBI during the period from the date of acquisition on November 29, 2005 through December 31, 2005.

Interest Expense

Transactional Marketing

Interest expense in 2006 was $211,000, compared to interest expense of $266,000 in 2005. Interest expense in 2006 primarily consisted of: (i) $139,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business, and (ii) factoring charges of $46,000. In 2005, interest expense in the transactional marketing business was due to the short term financing that was required in stages, from April 2005 until the Closing on November 29, 2005.  Included in the cost of short term financing was $226,000, which is the fair value of 926,500 warrants to purchase common stock that were issued to bridge noteholders, and various creditors and vendors, as additional consideration to extend credit.

Retail Distribution

Interest expense for the five-month period since the acquisition of the retail distribution business on August 1, 2006 consisted of: (i) $66,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $53,000 of interest on the 18% demand note that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., and (iii) factoring charges of $33,000. The overpayment on the promissory note, related to the acquisition of the retail distribution business, resulted in a reduction of the original promissory note. Interest expense on the promissory note, as adjusted, was $3,000 in 2006.

Real Estate

Interest expense in 2006, on the debts that were acquired from VBI on November 29, 2005, was $129,000. The major component was $117,000 of interest related to the first mortgage on the office building in East Granby, Connecticut. On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property, with an interest rate of 12.5% per annum. Interest expense related to the second mortgage was $77,000 in 2006.

Corporate

Interest expense allocated to corporate was primarily attributable to interest expense on the debts that were acquired from VBI on November 29, 2005. These debts include the balance of Series A and Series B Bonds. Interest expense was $39,000 in 2006.

Minority Voting Interest in Net Income of Subsidiary

Minority voting interests in net loss of subsidiary in 2006 was $68,000 compared minority voting interests in net income of subsidiary in 2005 of $6,000. The amounts represent the amount due to, or due from, the minority voting interests of Gateway Granby, LLC.

Discontinued Operations

Loss from discontinued operations in 2006 was approximately $142,000, compared to $34,000 in 2005. The loss in 2005 is for the period that the activities of the discontinued operations were acquired from VBI, on November 29, 2005 through December 31, 2005. The annualized loss in 2006 decreased due to reductions in employment costs in 2006.

Net (Loss) Income

The net loss in 2006 was approximately $2,757,000, compared to a net loss of $2,583,000 in 2005. The increase in net loss from 2005 was attributable certain additional expenses incurred during 2006. These additional expenses include: (i) non-cash stock-based compensation of $218,000, (ii) amortization of acquisition costs and financing costs of $310,000, and (iii) interest expense attributable to the financing and acquisition of $208,000. These additional expenses were offset by our ability to derive additional revenues from the proceeds we received from the 10% secured convertible financing that closed in August and September 2006. Prior to the financing, we lacked funds to invest in marketing campaigns for new products. The funding allowed the company to invest in media advertising, resulting in a $8.4 million increase in revenues from its direct response marketing business. The funding also enabled us to acquire the retail distribution business, which contributed an additional $5.1 million of revenues during the five months since the acquisition on August 1, 2006.

The following table compares earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation and discontinued operations (in thousands) for the periods indicated:

	Year ended
	December 31,
			Change
	2006	2005	$
Net loss for the period	$ (2,757)	$ (2,583)	$ (174)
Interest expense, net	614	280	334
Provision for income taxes	53	17	36
Depreciation and amortization	561	26	535
Non-cash stock based compensation	218	-	218
Loss from discontinued operations	141	34	107
	$ (1,170)	$ (2,226)	$ 1,056

Liquidity and Capital Resources

Our strategy is to leverage our advertising in the transactional marketing business to enhance sales in the retail distribution business. We use our knowledge of consumer products to develop, acquire or obtain rights to products that we believe can be successfully and profitably branded through transactional marketing strategies, but which will also be able to be extended into successful retail distribution products. As part of our business strategy, we intend to seek to obtain products or distribution rights to other products, which may be in different fields from our present products.

Our management believes that the loss for the year ended December 31, 2006 was due to events that occurred before we closed on: (i) our financing, as described below, in August and September 2006, and (ii) the acquisition of the retail distribution business on August 1, 2006. The events that resulted in losses through the first two quarters of 2006, include lack of funding during fiscal 2005 to purchase inventory for sale in 2006 and to launch new products in the pipeline. In addition, we did not have the requisite funds until the financings that closed 2006 to increased TV media costs, to increase Internet media spending during fiscal 2005 for its beauty products, where initial losses are incurred in order to generate future profitable revenue streams, thereby allowing us to expand our Continuity programs into the current and future periods. In 2006, we increased our infrastructure and operating expenditures in connection with carrying out our business strategy.

Our business model is to distinguish ourself from other direct to consumer transactional marketing companies through the development of additional products that create a long term annuity stream of revenue through what we refers to as “Continuity” programs. Through our Continuity programs, consumer customers purchase a particular product monthly or bi-monthly thus maximizing the initial media investment to acquire that particular customer. In a Continuity program, we also have the ability to choose to acquire customers by accepting a lower return on the front end sale or even a small loss, on the initial sales, because the subsequent continuity shipments will generate the additional high margin revenues. The most significant difference between the initial sale and the continuity sale is the lack of two major cost elements for the continuity sale – media and telemarketing.

We will need capital to meet the financial requirements that are necessary to be able to execute such a Continuity program. The primary requirement is the ability to finance the possible operating losses incurred in the initial execution phase of a program that may generate negative cash flow during the first two to four months of the program.

We have other financial requirements for our products, whether it is a one-time product or a Continuity product.  Before a product is ever marketed, we will have to expend funds to produce an infomercial that includes production and testing costs. Testing costs include acquiring media to conduct the test over a period of months until the show is ‘perfected’ in order to optimize customer response. We are generally given short credit terms on the purchase of our media. In addition, we must be able to order and pay for product inventory, in most cases from three to ten weeks in advance of any revenue generation.

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

In order to meet its financing needs, on July 29, 2005, WWE and VBI entered into an agreement for the acquisition of 100% of WWE’s outstanding capital stock in exchange for shares of our common stock. In connection with that acquisition, WWE sought to raise additional capital through convertible securities in a private placement. On November 29, 2005, we completed the acquisition of all the issued and outstanding shares of common stock of WWE.

Simultaneous with the Closing on November 29, 2005, and continuing through December 30, 2005, WWE, pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation 506 promulgated under the Securities Act, had engaged in a Private Placement Offering to “accredited investors” of a total subscription of 1,205,000 shares of our 10% convertible preferred stock (convertible into 2,410,000 shares of common stock) for $2,410,000, and warrants to purchase 1,210,000 shares of our common stock; each warrant entitling the holder to purchase one share of our common stock.

On July 13, 2006, we completed the closing of the second mortgage financing from our subsidiary, Gateway Granby, LLC. (“Gateway”). Gateway then distributed approximately $490,000 to us.

The purchase price for the assets we acquired on August 1, 2006 from Adsouth Partners, Inc. included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets. On January 17, 2007, we determined that the actual value should be reduced by $843,648 to $681,353. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000 (the “Adsouth Note”).  The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000. The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy overpayment of the promissory note and potential indemnification obligations of Adsouth.

We were required to pay 50% of the outstanding principal of the Adsouth Note upon receipt of financing proceeds in excess of a certain amount, and therefore paid $381,250 of the principal on the Adsouth Note on August 2, 2006, and an additional $381,250 of principal on September 19, 2006 (upon the second closing of our convertible debt financing) in satisfaction of this obligation.

On August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note (the “Second Note”). We used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the Consumer Products Division of Adsouth Partners, Inc., that was acquired on August 1, 2006. We paid a commitment fee equal to 6.5% of the total purchase price of the

Notes. The Notes are convertible from time to time at the option of Gottbetter into our common stock. We have an option to redeem a portion or all of the outstanding principal owed under the convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before our redemption notice is sent and (y) the closing sale price on the trading day before our redemption notice is sent. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

On November 8, 2006, our ASM subsidiary completed an account transfer and purchase agreement with a factoring company. ASM may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM pays a fixed discount of 0.75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  ASM pays a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM has granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with our and ASM’s other creditors.

The debt of ASM under the account transfer and purchase agreement is guaranteed by us, our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson.  We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007

On November 9, 2006, we completed a receivables purchase agreement with a factoring company for products that were sold to our customers under multiple payment terms. Under multiple payment terms, a customer’s credit card is charged for payment of the sale up to five times, on a monthly basis, until the full purchase price is received. We may sell qualified receivables to the factoring company without recourse except as provided by the following. Any receivables purchased (“Purchases Contracts”) by the factoring company, where the first payment is not paid by the customer within 60 days, will be considered cancelled and then replaced by us. In addition, any Purchased Contracts that result in a credit card chargeback by the customer must be bought back by us or replaced.

We pay a discount ranging from (i) 8% of the gross amount for receivables that are due within three months of sale, to (ii) 10% of the gross amount for receivables that are due within five months of sale. If the prime rate is above 7%, the discount may be adjusted on the first day of each calendar month, up or down, by one-half of the change in the prime rate. We are advanced 85% of the amount of the Purchased Contracts. The remaining 15% is held as a reserve by the factoring company. The factoring company shall hold a minimum reserve to be equal to the total of 15% of the outstanding purchase price with respect to Purchased Contracts that are payable in zero months to five months on such date. The reserves shall be pooled and aggregated for all Purchased Contracts during a calendar month.  Each such monthly pooled reserve shall be held for 150 days. The reserves are held in account that is owned by the Company and is not commingled with any other funds of the factoring company. We have granted the factoring company a security interest in all Purchased Contracts and the reserve account.

On December 31, 2006, we had a working capital of $636,000. Based on our working capital, the newly acquired retail distribution business, direct response marketing business model, and anticipated growth, we believe that our cash requirements will increase. In November 2006, to sustain these needs, we entered into agreements with two different factoring companies, as described above. We believe that our present cash resources, the turn-over of our existing receivables and inventory, cash available from the factoring agreements, and issuance of additional common stock for services will be sufficient on a short-term basis and over the next 12 months to fund our three operating business segments and discontinued operations, our company-wide working capital needs, and our expected investments in property and equipment.

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Cash used by operations in 2006 was $3,346,000, as compared to $2,355,000 being used in 2005. The $991,000 increase in cash used by operations in 2006 was due to: (i) an increase in accounts receivable of $1,826,000 in 2006 compared to an increase of $78,000 in 2005, (ii) an increase in inventory of $1,318,000 in 2006 compared to a decrease of

$236,000 in 2005, and (iii) an increase in prepaid expenses and deposits of $912,000 in 2006, compared to an increase of $13,000 in 2005. The increase in the use of cash was offset by cash provided by: (i) an increase in earnings of $464,000, net of adjustments for non-cash-items of $638,000, (ii) a decrease in accounts payable of $1,263,000 in 2006, compared to an increase of $192,000 in 2005, (iii) the proceeds from the sale of real estate of $896,000, (iv) proceeds from the collection of mortgage and notes receivable of $146,000, (v) a reduction in capitalized infomercial costs of $235,000 in 2006 compared to an increase of $203,000 in 2005, and (vi) proceeds from discontinued operations of $192,000 in 2006, compared to proceeds of $20,000 in 2005.

Cash used by investing activities was $324,000 in 2006 as compared to $135,000 being provided in 2005. The $459,000 increase in cash being used in 2006 was primarily due the acquisition costs of $226,000 paid in connection with the acquisition of the retail distribution business, compared to $285,000 of cash received from VBI in the reverse merger acquisition on November 29, 2005.

Net cash provided by financing activities was $3,419,000 in 2006 as compared with $2,576,000 being provided in 2005. The $843,000 increase in cash being provided in 2006 was primarily due to net borrowings of $5,123,000 in 2006 compared to net borrowings of $1,451,000 in 2005. The increase in cash provided by financing activities was offset by: (i) an increase in the amount due to us under factoring agreements in 2006, (ii) costs of $557,000 paid in 2006 in connections with the 10% secured convertible notes and second mortgage on the East Granby property, (iii) the $564,000 distribution paid to minority interests in subsidiary in 2006, and (iv) and proceeds from preferred stock of $-0- in 2006, compared to $1,635,000 in 2005.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of December 31, 2006.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable (1)	$ 9,944,478	$ 2,755,445	$ 5,428,348	$ 239,614	$ 1,521,071
Operating Leases	1,298,452	335,786	562,826	399,840	-
Total	$ 11,242,930	$ 3,091,231	$ 5,991,174	$ 639,454	$ 1,521,071

(1) Notes payable balance represents total cash outflows and does include $323,261 of discount on notes payable and $71,101 of imbedded derivative liabilities, both of which are include our total notes payable of $9,692,318.

Employment Agreements

Material employment agreements are disclosed in Item 10 herein.

ITEM 7. FINANCIAL STATEMENTS

As of December 31, 2006 and 2005 and for the years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-5
Consolidated Statement of Stockholders' Equity	F-6 – F-7
Consolidated Statements of Cash Flows	F-8 – F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vertical Branding, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Vertical Branding, Inc. and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Branding, Inc. and its subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 11 to the financial statements, the Company adopted Financial Accounting Standard 123(R), “Share-Based Payment”, effective January 1, 2006.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York March 27, 2007

Vertical Branding, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$ 104,916	$ 356,331
Accounts receivable, net	2,581,803	238,289
Due from factor	573,212	-
Mortgage and note receivable	5,325	147,109
Inventories	2,857,436	631,818
Infomercial production costs	252,079	456,411
Deposits	252,494	172,633
Real estate held for sale	-	895,815
Prepaid expenses	958,205	125,537
Due from Adsouth Partners, Inc.	150,000	-
Other current assets	56,097	99,462
Assets of discontinued operations	134,914	327,089
Total current assets	7,926,481	3,450,494

Property and equipment, net	233,594	37,946

Other assets:
Restricted cash	69,288	67,355
Real estate held for rental, development and sale	4,165,181	4,295,474
Mortgage and note receivable	314,339	318,640
Deferred costs, net of accumulated amortization	819,387	173,790
Deferred tax asset, net	1,016,811	1,016,811
Retail distribution network, net	1,921,022	-
Goodwill	1,231,048	1,229,663
Other	40,272	-
Total other assets	9,577,348	7,101,733
Total assets	$ 17,737,423	$ 10,590,173

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	December 31,	December 31,
	2006	2005

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of notes payable	$ 2,630,312	$ 702,216
Accounts payable and accrued expenses	4,519,012	2,496,003
Other current liabilities	112,733	25,549
Liabilities of discontinued operations	28,113	85,692
Total current liabilities	7,290,170	3,309,460

Other liabilities:
Notes payable	7,062,006	2,257,040
Total other liabilities	7,062,006	2,257,040

Total liabilities	14,352,176	5,566,500

Minority voting interest in subsidiary	580,454	1,212,472

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 1,111,209 shares Series A at
December 31, 2006 and 1,205,000 shares at December 31, 2005	2,222	2,410
Common stock - $.001 par value;
Authorized - 100,000,000 shares at December 31, 2006 and
40,000,000 shares at December 31, 2005;
Issued and outstanding - 22,045,762 shares at December 31, 2006,
and 15,567,790 shares at December 31, 2005	22,048	15,568
Capital in excess of par value	10,020,187	7,058,261
Deferred compensation	(660,855)	-
Accumulated deficit	(6,218,809)	(3,265,038)
	3,164,793	3,811,201
Less treasury stock, at cost - 500,000 shares at December 31, 2006
and -0- at December 31, 2005	(360,000)	-
Total stockholders' equity	2,804,793	3,811,201
Total liabilities and stockholders' equity	$ 17,737,423	$ 10,590,173

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Revenues
Transactional marketing	$16,406,317	$ 8,028,972
Retail distribution	5,097,738	-
Real estate activities	1,605,259	69,693
Total revenues	23,109,314	8,098,665

Costs and expenses
Cost of sales	9,697,232	3,745,753
Selling	10,504,166	4,018,196
General and administrative	2,769,018	2,150,563
Corporate expenses (includes non-cash stock-based
compensation of $218,457 for the year ended
December 31, 2006 and $-0- for the year ended
December 31, 2005)	1,365,736	359,246
Depreciation and amortization	561,196	26,283
Bad debts	228,629	44,509
Total costs and expenses	25,125,977	10,344,550

Loss from operations	(2,016,663)	(2,245,885)

Other income (expense):
Interest expense, net	(614,184)	(280,336)
Minority voting interest in net income of subsidiary	68,422	(5,936)
	(545,762)	(286,272)

Loss from continuing operations before
provision for income taxes	(2,562,425)	(2,532,157)
Provision for income taxes	53,293	17,182
Loss from continuing operations	(2,615,718)	(2,549,339)

Loss from discontinued operations, net of taxes	(141,616)	(33,754)

Net loss	(2,757,334)	(2,583,093)
Preferred stock dividends	240,332	15,964
Net loss applicable to common stockholders	$ (2,997,666)	$ (2,599,057)

Loss per common share:
Loss from continuing operations	$ (0.15)	$ (0.23)
Loss from discontinued operations	-	-
Basic and diluted loss per common share	$ (0.15)	$ (0.23)

Number of shares used in computation of basic and
diluted loss per share	17,918,381	11,094,908

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2004	-	$ -	10,000	$ 100	$ 49,900	$ -	$ (681,945)	-	$ -	$ (631,945)
Adjustment related to issuance
of shares to the shareholders of
Worldwide Excellence, Inc
in connection with the reverse
merger on November 29, 2005	-	-	10,659,300	10,569	(10,569)	-	-	-	-	-
Fair value of warrants granted as
additional consideration for debt	-	-	-	-	225,579	-	-	-	-	225,579
Contributions	-	-	5,700	6	31,851	-	-	-	-	31,857
Debt conversion	-	-	825,000	825	649,175	-	-	-	-	650,000
Shares issued in connection with
reverse merger on November 29, 2005:
Acquisition of MFC Development Corp	-	-	2,699,611	2,700	2,696,911	-	-	-	-	2,699,611
Shares issued for conversion of debt	-	-	500,000	500	499,500	-	-	-	-	500,000
Shares issued to finders	-	-	710,000	710	709,290	-	-	-	-	710,000
Shares issued for attorney's fees	-	-	35,000	35	34,965	-	-	-	-	35,000
Issuance of preferred stock	1,205,000	2,410	-	-	2,407,590	-	-	-	-	2,410,000
Costs of preferred stock issuance	-	-	-	-	(420,578)	-	-	-	-	(420,578)
Conversion of deferred salaries	-	-	123,179	123	184,647	-	-	-	-	184,770
Net loss	-	-	-	-	-	-	(2,583,093)	-	-	(2,583,093)
Balance, December 31, 2005	1,205,000	2,410	15,567,790	15,568	7,058,261	-	(3,265,038)	-	-	3,811,201

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Continued)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2005	1,205,000	$ 2,410	15,567,790	$ 15,568	$ 7,058,261	$ -	$ (3,265,038)	-	$ -	$ 3,811,201
Shares issued for conversion of debt	-	-	100,000	100	99,900	-	-	-	-	100,000
Net reduction in costs of preferred
stock issuance	-	-	-	-	191,433	-	-	-	-	191,433
Fair value of warrants granted as
compensation	-	-	-	-	39,658	(15,632)	-	-	-	24,026
Shares issued in connection with the
acquistion of the consumer products
division of Adsouth Partners, Inc.	-	-	5,500,000	5,500	1,094,500	-	-	-	-	1,100,000
Stock issued pursuant to
exercise of stock grants	-	-	453,929	455	222,706	(105,161)	-	-	-	118,000
Issuance of stock options	-	-	-	-	758,519	(758,519)	-	-	-	-
Common stock issued as payment
for preferred stock dividend	-	-	236,461	237	195,210	-	(195,447)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(990)	-	-	(990)
Conversion of preferred stock	(93,791)	(188)	187,582	188	-	-	-	-	-	-
Return of common stock by
former President	-	-	-	-	360,000	-	-	500,000	(360,000)	-
Amortization of deferred compensation	-	-	-	-	-	218,457	-	-	-	218,457
Net loss	-	-	-	-	-	-	(2,757,334)	-	-	(2,757,334)
Balance, December 31, 2006	1,111,209	$ 2,222	22,045,762	$ 22,048	$ 10,020,187	$ (660,855)	$ (6,218,809)	500,000	$ (360,000)	$ 2,804,793

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Cash flows from operating activities
Net loss	$ (2,757,334)	$ (2,583,093)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	561,196	26,283
Bad debts	228,629	44,509
Minority voting interest in net (loss) income of subsidiary	(68,422)	5,936
Fair value of warrants granted as additional consideration for debt	-	225,579
Equity based compensation	218,457	-
Changes in operating assets and liabilities:
Accounts receivable	(1,825,859)	(77,798)
Inventories	(1,318,277)	235,910
Prepaid expenses	(832,668)	-
Due from Adsouth Partners, Inc.	(150,000)	-
Proceeds from the sale of real estate	895,815	-
Additions to real estate held for rental, development and sale	(53,830)	-
Mortgage and note receivable	146,085	-
Other assets	3,093	(95,290)
Assets of discontinued operations	192,175	19,866
Infomercial production costs	204,332	(202,946)
Deposits	(310,497)	(12,856)
Restricted cash	(1,933)	(101)
Deferred costs	-	(65,756)
Accounts payable, accrued expenses and taxes	1,493,540	191,922
Due to participants on property previously sold	-	(52,500)
Other current liabilities	87,184	-
Liabilities of discontinued operations	(57,579)	(14,410)
Net cash used in operating activities	(3,345,893)	(2,354,745)

Cash flows from investing activities
Capital expenditures and intangible assets	(97,445)	(24,081)
Acquisition of retail distribution network	(225,499)	-
Acquisition costs	(1,385)	(126,652)
Cash acquired in acquisition	-	285,402
Net cash used in investing activities	(324,329)	134,669

Cash flows from financing activities
Decrease in bank overdraft	-	(30,510)
Proceeds from notes and loans payable	6,499,518	1,525,000
Principal payments on notes payable	(1,346,608)	(73,833)
Due from factor	(573,212)	-
Additions to deferred finance costs	(557,438)	-
Due to unconsolidated affiliates	-	(221,647)
Net payments to related parties	-	(117,382)
Distribution to minority interest	(563,596)	-
Issuance of preferred stock	-	1,635,000
Costs incurred for the issuance of preferred stock	(38,867)	(140,278)
Dividend on preferred stock	(990)	-
Capital contributions	-	57
Net cash provided by financing activities	3,418,807	2,576,407
See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Net (decrease) increase in cash and cash equivalents	$ (251,415)	$ 356,331
Cash and cash equivalents, beginning of year	356,331	-
Cash and cash equivalents, end of year	$ 104,916	$ 356,331

Additional cash flow information
Interest paid	$ 600,346	$ 88,296
Income taxes paid	$ 45,819	$ 4,887

Non-cash investing and financing activities
Acquisition of net assets of MFC Development Corp in
reverse merger on November 29, 2005	$ -	$ 2,841,600
Conversion of debt to stock	$ 100,000	$ 1,641,570
Common stock issued in connection with the acquistion of
the consumer products division of Adsouth Partners, Inc.	$ 1,100,000	$ -
Net assets acquired from the consumer products division of
Adsouth Partners, Inc.	$ 37,283	$ -
Promissory note issued in connection with the acquisition of
the consumer products division of Adsouth Partners, Inc.	$ 681,353	$ -
Fair value of warrants granted as compensation	$ 39,658	$ -
Fair value of warrants granted as additional consideration
for debt	$ 511,927	$ -
Discount on 10% secured convertible notes	$ 375,400	$ -
Closing costs on 2nd mortgage	$ 119,481	$ -
Stock issued pursuant to exercise of stock grants	$ 223,161	$ -
Issuance of stock options	$ 758,519	$ -
Common stock issued as payment for preferred
stock dividend	$ 195,447	$ -
Reduction in accrued costs of preferred stock issuance	$ 230,300	$ -
Accrued preferred stock dividend	$ 20,461	$ -
Return of 500,000 shares of common stock by
former President	$ 360,000	$ -
Conversion of 93,791 shares of Series A preferred stock to
187,582 shares of common stock	$ 188	$ -

See accompanying notes to consolidated financial statements.

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

On November 29, 2005, the Company completed the acquisition (the “Closing”) of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc. (“WWE”), a Delaware corporation, in accordance with the provisions of a certain Acquisition Agreement dated as of July 29, 2005 among WWE and the Company, and WWE’s stockholders. VBI acquired one hundred (100%) percent of WWE’s outstanding common stock in exchange for shares of VBI common stock.  At the closing, 11,500,000 shares of VBI’s common stock were issued to former stockholders of WWE and their designees and 710,000 shares of the VBI’s common stock were issued to a finder and its designees. On the same day, as a requirement to close the transaction, VBI note holders converted $500,000 of debt into 500,000 shares of common stock. In addition, 35,000 shares of VBI common stock were issued for payment of legal fees. The form of the VBI Acquisition Agreement was filed with the SEC as an exhibit to the Company’s Current Report dated August 3, 2005.

As a result of the merger, former WWE stockholders hold a majority of the voting interest in VBI. This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes. The pre-acquisition financial statements (December 31 year end) of the accounting acquirer, WWE, became the historical financial statements of the combined companies and the historical financial statements of VBI for the periods prior to the date of the transaction (February 28 fiscal year end) are not presented. This transaction was accounted for as the issuance of common stock by WWE for the net monetary assets of VBI, accompanied by a recapitalization to reflect the legally issued and outstanding shares of the combined companies. Pre-acquisition stockholders’ equity of WWE was retroactively restated as of the day prior to the merger for the equivalent number of shares of VBI received by WWE stockholders in the acquisition, with differences between the par value of VBI and WWE’s stock recorded as additional paid in capital.

At the Closing, VBI delivered 3,000,000 shares of VBI Common Stock to an escrow agent and delivered 600,000 shares of VBI Common Stock to the same escrow agent (collectively, the “Earn-Out Shares”) to be held under the terms of separate escrow agreements. 3,000,000 Earn-Out Shares would be released to certain former WWE stockholders and 600,000 Earn-Out Shares would be released to certain then current VBI stockholders, respectively, if WWE’s Cumulative Net Income target of $3,000,000, as defined in the applicable escrow agreement, is met by December 31, 2006. If the Cumulative Net Income target is not met by December 31, 2006, then WWE would have until March 31, 2007 to meet the Cumulative Net Income target. If the Cumulative Net Income target is not met in either circumstance, the Earn-Out Shares would be returned to the Company for cancellation. The Earn-Out Shares would first be available to satisfy any indemnification obligations of WWE or VBI, as applicable, under the VBI Acquisition Agreement. Assuming the foregoing indemnification obligations have been satisfied or released, the remaining Earn-Out Shares, if any, would be distributed to the stockholders entitled thereto.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year balances were reclassified to conform with the current year presentation. Included in other current assets at December 31, 2005 was $125,537, which has been reclassified to prepaid expenses in the current year presentation. Included in general and administrative expenses for the year ended December 31, 2005 was $16,728, which has been reclassified to depreciation and amortization in the current year presentation. Corresponding reclassifications were made to the statement of cash flows for the year ended December 31, 2005 in the current year presentation.

Business Activities of the Company

The Company operates three business segments consisting of the transactional marketing business, retail distribution business that was acquired on August 1, 2006 and the development and rental of real estate in New York and Connecticut.  The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of VBI’s former medical division. The real estate and discontinued operations were acquired from VBI at the Closing on November 29, 2005 and are not included in the historical financial statements prior to that date.

The Company’s transactional marketing business is conducted through WWE and its affiliates, the historical business of the Company after the Closing. The Company’s name was subsequently changed to Worldwide Excellence, Inc. in September 2004. WWE is a consumer product branding company specializing in personal care and fitness, beauty and home consumer products.  Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers.

On certain of WWE products, long term annuity stream of revenue has been established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly, thus maximizing the initial media investment to acquire that particular customer.

The Company began its retail distribution operations on August 1, 2006 when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC (“ASM”). ASM was formed in July 2006 as a Delaware limited liability company. The Company acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s real estate business is conducted through two of VBI’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”) was incorporated in October, 1992 as a New York corporation. Yolo holds a mortgage on a real estate parcel and previously owned a 65-acre real estate parcel in Hunter, New York. The property was subject to a contract of sale to Mountaintrail, as of December 31, 2005, and subsequently closed the transaction in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company owned an interest in Mountaintrail of approximately 26%.  On April 19, 2006, Yolo sold the remaining 26% interest it owned in Mountaintrail, and from that date, the Company has no interest in the property. See Note 5 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

3. Significant Accounting Policies

Revenue Recognition

Revenue from the sale of products is recognized when the products are shipped or picked up by the customers, provided that the price is fixed, title has been transferred and our ability to collect the resulting receivable is reasonably assured.

Transactional Marketing

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

Rental income is recorded over the lease term as it becomes receivable according to the provisions of the lease.  Rental income is recognized on a straight line basis if rentals vary materially during the term of the lease.

Receivables

Transactional Marketing and Retail Distribution

The Company extends credit to customers and performs credit evaluations in the ordinary course of business.

Accounts receivable are reported at their net collectible amounts.  The Company records a reserve against any accounts receivable for which the Company deems, in its judgment, that collection may be in doubt.

Real Estate

Mortgages and notes receivable result from the sale of real estate. These receivables bear interest and are recorded at face value, less unamortized discount.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 to 24 months. If it is determined that the related   product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed. Amortization expense for the years ended December 31, 2006 and 2005 was $284,084 and $153,334, respectively.

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

Real Estate Held for Rental, Development and Sale

Properties are carried at the lower of acquisition cost or market, less the costs to sell. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular. The Company evaluates impairment on its real estate holdings when events give rise to question cash flows and current fair values.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Costs

Deferred costs include costs to obtain financing and prepaid leasing commissions paid to brokers in the Company’s real estate division. Deferred finance costs are amortized over the life of the loan. Deferred broker fees are amortized over the life of the tenant’s lease. Amortization of deferred costs is provided by application of the straight-line method over estimated useful lives as follows:

Deferred finance fees	3 years
Deferred factor guaranty fee (related party)	2 years
Deferred brokerage commission	5-6 years

Retail Distribution Network

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network. Amortization of retail distribution network totaled approximately $82,000 for the year ended December 31, 2006.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with the reverse merger on November 29, 2005. The excess of the costs in excess of the assets are related to the benefits WWE derived from VBI being a publicly traded company. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of goodwill may be impaired.

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

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, the Company compares the current market value of the VBI stock compared to the negotiated value that was attributable to it in the reverse merger acquisition on November 29, 2005, to determine if an impairment loss should be recognized.

Embedded Derivative Liabilities

In order to calculate the derivative liabilities, the Company has projected the following factors over various periods through July 31, 2009, the maturity date of the 10% secured convertible notes (the “Notes”) held by Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd. “Gottbetter”):

the future volatility of common stock was projected at 190%;
the stock price annual growth rate was estimated at the cost of equity;
a default on registration requirements was projected at 5.0%;
a default on change of control was projected at 2.0% initially, increasing .1% monthly;
the availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 5% to a maximum of 25%; and
the weighted average reset price is projected at $0.715 for warrants, and $.6805 for conversion.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At the end of each successive quarterly period, the Company must re-measure the embedded derivative liabilities against revised projections, with the revisions therein directly based on the actual experience. Each of the above factors contributes differently to the actual calculations, but the Company believes the variations in its stock price to be the most significant.

In addition, at such time the Company achieves sufficient authorized common shares, the existing derivative liabilities will be credited to equity at their then measured values. On March 5, 2007, Gottbetter irrevocably waived (a) the right to receive, upon conversion of the Notes, shares of VBI common stock in excess of the number of shares then authorized but unissued, and (b) the right in the event of a default on registration requirements, to purchase shares of VBI common stock pursuant to the 3,000,000 warrants issued for a price per share below $.37, as adjusted for any stock splits, recapitalization, reclassification or the like. The Company believes that, by virtue of the waiver granted by Gottbetter on March 5, 2007, the Company achieved having sufficient authorized shares as of that date.

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

Earnings (Loss) per Share

Earnings per common share for each of the two years ended December 31, 2006, is calculated by dividing net income by weighted average common shares outstanding during the period, as if the reverse merger occurred at the beginning of the periods presented. During the two years ended December 31, 2006, preferred stock, convertible debt, options and warrants were issued, which are convertible into shares of common stock as follows:

	As of
	December 31,
	2006	2005
Convertible preferred stock	2,222,418	2,410,000
Convertible debt	8,720,145	450,000
Warrants	5,544,000	2,444,000
Options	2,142,250	28,350
Total	18,628,813	5,332,350

The dilutive effect of these convertible securities and the 3,600,000 Earn-Out Shares are not included in the calculation of loss per share for the years ended December 31, 2006 and 2005, as the inclusion of such would be anti-dilutive.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Major product lines in the transactional marketing division, which are in excess of 10% of net revenues follows:

	Year ended
	December 31,
	2006	2005
Product line A	13.5%	47.0%
Product line B	12.2%	-
Product line C	13.9%	17.6%
Product line D	39.5%	-
Product line E	18.5%	-
Product line F	0.0%	27.8%

Major product lines in the retail distribution division, which are in excess of 10% of net revenues for the year ended December 31, 2006 follows:

Product line B	10.9%
Product line D	56.8%
Product line G	10.3%

There are two customers that make up 39.1% and 15.2% of net revenues from the retail distribution business for the year ended December 31, 2006.

Revenue from real estate activities for the year ended December 31, 2006 consists of 56% from the sale of one parcel .

All note receivables are from the sale of real estate in New York.

Media Costs

Media costs are charged to operations in the period incurred and totaled $9,263,365 and $3,583,226 for the years ended December 31, 2006 and 2005.

Advertising costs in the retail products division, which commenced with the Adsouth acquisition on August 1, 2006, are charged to operations in the period incurred and totaled $44,926 for the year ended December 31, 2006.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Stock Based Compensation

As allowed by SFAS 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option grants to board members through December 31, 2005. Under APB 25, the Company did not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

In December 2004, the FASB issued Statement No. 123(R), "Stock-Based Payment" ("FAS 123(R)"). FAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FAS No. 95, "Statement of Cash Flows." Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to FAS 123(R), only certain pro forma disclosures of fair value were required. There are no reportable transactions to be disclosed in a pro forma disclosure for the periods presented prior to December 31, 2005. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2006 and 2005, there were no such adjustments.

Effects of New Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151 "Inventory Costs" ("FAS 151"). This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. FAS 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." FAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005; i.e., fiscal year 2006 for the Company. The adoption of FAS 151 did not have a material impact on the Company's financial position or results of operations.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.  For us, this interpretation will be effective beginning January 1, 2007.

The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB requires both the balance sheet and income statement approaches to be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 did not have a material impact on our consolidated financial statements.

4. Business Acquisition

Acquisition of Retail Distribution Business on August 1, 2006:

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. On January 17, 2007, VBI determined that the actual value should be reduced by $843,648 to $681,352. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000. The original balance of the promissory note was adjusted to $681,353 as of the date of the acquisition. The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000.

The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock (the “Adsouth Shares”), 750,000 shares of which are being held in escrow to satisfy overpayment of the promissory note and potential indemnification obligations of Adsouth. VBI has granted Adsouth “piggy-back” registration rights and one “demand” registration in the event the Adsouth Shares are not included in a registration filed within ninety days of issuance of the Adsouth Shares.  On September 14, 2006, the Company filed a registration statement on Form SB-2, and expects to register the Adsouth Shares, along with other shares, pursuant to a registration rights agreement entered into by VBI in connection with the convertible note financing.

This transaction is being accounted for as the total of (a) Adsouth Shares issued by VBI, (b) the delivery of the Adsouth Note, and (c) the aggregate of all direct acquisition costs, for the net monetary assets of the Consumer Products Division.

The cost of the transaction to VBI was $2,039,878, which was comprised of (1) the issuance of a total of 5,522,500 shares of common stock, of which 5,500,000 shares were issued to Adsouth Partners, Inc and 22,500 shares which were issued to a consultant, (2) cash component of $681,352, and (3) $249,526 of direct costs related to the acquisition. Under the purchase method of accounting, the cost to acquire the assets of the Consumer Products Division plus the transaction costs, will be allocated to its underlying net assets in proportion to their respective fair values. The allocation of the excess of the purchase price, over the fair value of the net assets has been recorded as an intangible asset, which has been allocated to acquired distribution channels. The fair value of the acquired distribution channels has been valued by an independent appraiser at approximately $2,000,000. The fair values of all other assets were estimated by VBI’s and Adsouth’s management at the time of the acquisition, subject to post closing price adjustments, which were determined on January 17, 2007. For the purposes of recording the acquisition, the Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”

The calculation of the purchase is as follows:

Fair value of common stock issued to Adsouth Partners, Inc. on date of acquisition	$ 1,100,000
Fair value common stock issued to a consultant for services allocated to the acquisition	9,000
Total fair value of shares issued	1,109,000
Promissory note delivered to Adsouth Partners, Inc.	681,352
Transaction costs	249,526
Total purchase price	$ 2,039,878

The fair value of common stock issued has been determined to be $.20 per share, which is based on an independent appraisal to the value of the 5,500,000 shares of restricted stock issued.

Allocation of purchase price as of the acquisition date, August 1, 2006, subject to post closing price adjustments determined on January 17, 2007:

Accounts receivable	$ 746,283
Inventory	907,341
Property and equipment	130,142
Accounts payable and accrued expenses	(990,405)
Notes payable	(756,078)
Net assets acquired	37,283
Intangible asset allocated to retail distribution channels	2,002,595

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Total purchase price	$ 2,039,878

The Company is still is in the process of obtaining final support for the valuation of certain assets; accordingly allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

The following unaudited proforma results were developed assuming the reverse merger acquisition of WWE and the acquisition of the retail distribution business occurred on January 1, 2005:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Revenues	$ 24,446,000	$ 13,929,000

Loss from continuing operations	(4,121,000)	(2,588,000)
Loss from discontinued operations, net of taxes	(141,000)	(1,528,000)
Net loss	(4,262,000)	(4,116,000)

Basic and diluted loss per share	$ (0.20)	$ (0.20)

5. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of VBI’s subsidiary, Yolo Equities Corp. (“Yolo”), from before the reverse merger acquisition on November 29, 2005.

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	December 31,	December 31,
	2006	2005

Current portion:
Hunter, New York (Real Estate Developer)	$ -	$ 550,000
Valuation allowance	-	(125,000)
Assignment of proceeds to co-investor	-	(279,250)
	-	145,750
Hunter, New York (Clubhouse)	5,325	1,359
Total current	5,325	147,109

Non-current portion:
Hunter, New York (Clubhouse)	314,339	318,640
Total non-current	314,339	318,640

Total	$ 319,664	$ 465,749

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Hunter, New York

Real Estate Developer - On September 23, 2004, Yolo sold 10 acres of land for the hotel site that was in the beginning stages of development. The gross sales price was $1,250,000, which was comprised of a down-payment of $350,000 and a $900,000, non-interest bearing, balloon mortgage note that matured on November 10, 2005. On November 4, 2005, VBI received a principal payment of $350,000 and extended the maturity of the balance to May 10, 2006, with interest accruing at 12% per annum. The VBI used an imputed interest rate of 5% on the note through November 10, 2005. Due to a title issue on a 1.6 acre parcel contiguous to the hotel site, that parcel could not be conveyed at the time of closing. On June 1, 2006 the Company reduced the mortgage note on the hotel site by $125,000 since it was unable to freely convey the 1.6 acres. The Company had taken a valuation allowance on the note receivable for the full amount and had reduced the gross sales price of the hotel site by $125,000 as a reserve against the possible reduction in the mortgage note. A Co-investor in this property from before it was sold, was due $279,250 and had an assignment on the proceeds of this mortgage to settle that obligation.

Clubhouse - On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of  VBI. He is still currently a shareholder and is manager of the Company’s real estate held for sale or development.

The Clubhouse mortgage is collateralized by the underlying real estate and matures as follows:

Year ending December 31,
2007	$ 5,325
2008	4,659
2009	5,046
2010	5,464
2011	5,918
Thereafter	293,252
$ 319,664

Real Estate Held for Sale

Hunter, New York

Real estate properties were acquired through the reverse merger acquisition on November 29, 2005.

Yolo owned the fee interest in one property located in Hunter, New York.  The property consisted of 65 acres (the “65 Acre Parcel”) in an area known as Hunter Highlands, which is adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Real Estate Held for Rental and Development

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at December 31, 2006 was $2,057,178.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Set forth below is a chart that describes certain terms of the current leases of the East Granby Property:

Tenant	Space [1]	Use	Yearly Base Rent	Term/Expiration Date

Stubhub, Inc.	Suite 110 (9,102 sq. ft.)	General and administrative offices with technical support and service center capabilities	Year 1-$131,979 Year 2-$136,530 Year 3-$145,632 Year 4-$150,183 Year 5-$154,734	5 years; with tenant right to terminate in the 3rd year and tenant right to extend for 5 years after initial term. The initial term expires March 31, 2010.
Jack Henry & Associates, Inc.	Suite 140 and Suite 240 (23,421 sq. ft.)	General office purposes including technology center	Year 1-$387,710.60 Year 2-$387,710.60 Year 3-$387,710.60 Year 4-$393,100.60 Year 5-$393,100.60	5 years; with tenant right to extend for 5 years after initial term. The initial term expires December 31, 2010.

1  Approximately 38% of the East Granby Property’s rentable space is currently vacant. This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005.  This subdivision was completed in March 2006, and is now available for leasing.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Real Estate Held for Rental, Development and Sale consists of the following:

	December 31,	December 31,
	2006	2005

Office building, East Granby, Connecticut:
Building	$ 3,646,615	$ 3,646,615
Building improvements	273,270	243,769
Equipment	46,178	21,849
	3,966,063	3,912,233
Accumulated depreciation	(199,034)	(14,911)
Net, building and equipment	3,767,029	3,897,322
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	4,165,181	4,295,474
65 acres of undeveloped land held for sale, Hunter, New York	-	895,815
	$ 4,165,181	$ 5,191,289

Depreciation expense of the East Granby property was $16,728 for the period from November 29, 2005 through December 31, 2005. Depreciation expense of the East Granby property was $184,123 for the year ended December 31, 2006.

There is currently no option or contract to sell or purchase the East Granby Property.  There is no proposed program for the renovation, improvement, or further development of this property, except for the subdivision of the East Granby Property’s vacant space described above.

The general competitive conditions to which the East Granby Property is subject is high with respect to both leasing and sales but favorable with respect to mortgage financing.  In the opinion of the Company’s management, the East Granby Property is adequately covered by insurance. The annual real estate taxes paid for the East Granby Property are currently $68,073 for the tax year July 1, 2006 to June 30, 2007.

Revenue from Real Estate Activities

Revenue from real estate activities for the year ended December 31, 2006 consists of the following:

Sale of 65 acre parcel	$ 900,000
Rental income	676,876
Interest from mortgages	28,383
$ 1,605,259

6. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2006	2005

Leasehold improvements	$ 13,405	$ 2,194
Computer equipment & software	201,752	56,854
Other equipment and furniture	82,074	33,764
	297,231	92,812
Less accumulated depreciation and amortization	63,637	54,866
Property and equipment, net	$ 233,594	$ 37,946

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2006 and 2005, depreciation expense was $31,938 and $9,554.

7. Restricted Cash

Pursuant to the mortgage agreement with TD Banknorth, Granby is required to reserve funds in an escrow account that is only to be used in the event that the roof needs to be replaced on the building that it owns and operates.

8. Deferred Costs

Deferred costs include the following:

	December 31,	December 31,
	2006	2005

Financing costs:
First mortgage, office building	$ 37,434	$ 37,434
Second mortgage, office building	119,481	-
Related Party; aggregate fees paid to the Company's Chief Executive Officer and Chief Operating Officer for the personal guaranty for the repayment
of advances under an agreement with a factor	100,000	-
10% Secured convertible notes	566,438	-
Total financing costs	823,353	37,434
Real estate broker leasing commissions	176,100	176,100
Total deferred costs	999,453	213,534
Less accumulated amortization	180,066	39,744
Deferred finance costs, net of accumulated amortization	$ 819,387	$ 173,790

Amortization of deferred costs for the years ended December 31, 2006 and 2005 was $141,322 and $1,817.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Notes Payable

Mortgage payable, bank loan, tenant improvement loan, and Series A and B Bonds were included in the net assets of VBI acquired on November 29, 2005.

Notes payable include the following:

	December 31,	December 31,
	2006	2005

10% Secured convertible notes	$ 5,775,400	$ -
Less unamortized note discount	(323,261)
Imbedded derivative liabilities on 10% secured
convertible notes and related warrants (1)	71,101	-
Demand note	561,209	-
First mortgage payable, office building	2,057,178	2,138,756
Second mortgage payable, office building	1,100,000	-
Bank loan	52,075	170,500
Tenant improvement loan	48,616	100,000
Series A Bonds	300,000	325,000
Series B Bonds	50,000	125,000
Other loan	-	100,000
	9,692,318	2,959,256
Less current maturities	2,630,312	702,216
Long-term debt	$ 7,062,006	$ 2,257,040

(1) See subsequent event note for the elimination of the underlying conditions that created the imbedded derivative liabilities.

10% Secured convertible notes and imbedded derivative liabilities: On August 2, 2006, the Company closed a financing transaction in which it sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capiatl Master, Ltd. “Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). The Company received $2,887,700 upon closing, and was to receive an additional $2,887,700 on the date the registration statement was filed pursuant to Investors Registration Rights Agreement dated thereof between the Company and Gottbetter (the “Registration Rights Agreement”), provided that the Company’s Board of Directors consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least 100,000,000. On September 18, 2006, the Company fulfilled the conditions and received the remaining $2,887,000 pursuant to a second note (the “Second Note”). Gottbetter assigned its interest in the Notes to an affiliate, Gottbetter Capital Master, Ltd.  The Company paid a discount fee equal to 6.5% of the total purchase price of the Notes, of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700, and the balance of $187,700 was paid on September 18, 2006 upon the funding of the Second Note. In addition the Company paid a total of $35,264 in legal fees and other closing expenses to Gottbetter and affiliates in connection with the Notes. The company paid to an independent third party a finder’s a fee of $150,000 upon the closing of each of the notes, totaling $300,000.

The Notes mature on July 31, 2009. The Notes require monthly interest-only payments through May 31, 2007 and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). Gottbetter may not convert the Notes or exercise the Warrant (as defined below) if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1933 and the rules promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock.

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

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”). Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). Total closing costs in connection with the loan, including discount fee, were $941,838, which are being amortized over the 36 month life of the loan. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $511,927. Amortization expense of the fair value of warrants issued for the year ended December 31, 2006 was $71,101.

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

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. On January 17, 2007, VBI determined that the actual value should be reduced by $843,648 to $681,353. The cash component was paid by delivery of a promissory note (the “Adsouth Note”) in the principal amount of $1,525,000. The original balance of the promissory note was adjusted to $681,353 as of the date of the acquisition. The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000.

Demand Note: In accordance with the terms of the assets purchased from Adsouth, VBI assumed certain liabilities as payment of the purchase price. The balance of the note assumed was $756,078. The note is a demand note that bears interest at 18% per annum and is guaranteed by John P., Acunto, Jr., a former officer of Adsouth and current consultant to Adsouth, and a principal stockholder of Adsouth’s common stock. The loan requires monthly interest payments and principal payments in an amount equal to collections from two retailers.  This note also required VBI to carve-out the receivables collateral related to the two retailers from the blanket security position held by Gottbetter.

First Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at December 31, 2005 was $2,057,000 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest.

Second mortgage payable, office building: On July 13, 2006, the Company completed the closing of a second mortgage financing (the “Second Mortgage Note”) on the East Granby Property owned by Gateway Granby, LLC (“Gateway” or “Granby”).

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Tenant improvement loan: Pursuant to the lease with Jack Henry and Associates, Inc. (“Jack Henry”), Granby is obligated to reimburse Jack Henry for a construction allowance of $100,000 for tenant improvements completed in 2005. Granby made a principal payment of $17,353 in May 2006. The remaining balance will be amortized by monthly payments of principal in the amount of $4,682 plus interest through October 15, 2007. If Jack Henry completes additional tenant improvements, the monthly payments will increase to an amount to be determined if and when the final construction is completed. If the deferred construction payment is not made to Jack Henry within ten days of the due date, Jack Henry may setoff the payment from its next payment of rent.

Series A Bonds: In July 2002, the board of directors of VBI authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $350,000 of Bonds outstanding at December 31, 2006.  Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of December 31, 2006 was 11.25%. On January 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of December 31, 2006, an officer and shareholder of the Company is related to two of the bondholders.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Series B Bonds: In February 2003, the board of directors of VBI authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. There were $50,000 of Series B Bonds outstanding at December 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of December 31, 2006 was 11.25%. On January 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of December 31, 2006, an officer and shareholder of the Company is related to one of the bondholders.

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

Factoring Agreement (Retail Distribution): On November 8, 2006, the Company’s Adsouth Marketing, LLC (“ASM”) subsidiary completed an account transfer and purchase agreement with a factoring company. ASM may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM pays a fixed discount of 0.75% of the gross amount of any receivables sold and is advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  ASM pays a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM has granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with the Company’s and ASM’s other creditors. Each sale of an account receivable was treated as a sale, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company's accounts receivable on its balance sheet by the face amount and increased cash by the net amount received by the Company (after deducting the purchase discount applied from the face amount).

The advances paid by the factoring company to ASM under the account transfer and purchase agreement is guaranteed by the Company, its chief executive officer, Nancy Duitch, and by its president and chief operating officer, Alan Gerson.  The Company has agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. The Company has agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007. The guaranty fee is being amortized over the two year term of the factoring agreement.

Factoring Agreement (Transactional Marketing): On November 9, 2006, the Company on behalf of its Worldwide Excellence, Inc. (“WWE”) subsidiary completed a receivables purchase agreement with a factoring company for products that were sold to WWE’s customers under multiple payment terms. Under multiple payment terms, a customer’s credit card is charged for payment of the sale up to five times, on a monthly basis, until the full purchase price is received. WWE may sell qualified receivables to the factoring company without recourse except as provided by the following. Any receivables purchased (“Purchases Contracts”) by the factoring company, where the first payment is not paid by the customer within 60 days, will be considered cancelled and then replaced by WWE. In addition, any Purchased Contracts that result in a credit card chargeback by the customer must be bought back by WWE or replaced.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

WWE pays a discount ranging from (i) 8% of the gross amount for receivables that are due within three months of sale, to (ii) 10% of the gross amount for receivables that are due within five months of sale. If the prime rate is above 7%, the discount may be adjusted on the first day of each calendar month, up or down, by one-half of the change in the prime rate. WWE is advanced 85% of the amount of the Purchased Contracts. The remaining 15% is held as a reserve by the factoring company. The factoring company shall hold a minimum reserve to be equal to the total of 15% of the outstanding purchase price with respect to Purchased Contracts that are payable in zero months to five months on such date. The reserves shall be pooled and aggregated for all Purchased Contracts during a calendar month.  Each such monthly pooled reserve shall be held for 150 days. The reserves are held in account that is owned by the Company and is not commingled with any other funds of the factoring company.

WWE has granted the factoring company a security interest in all Purchased Contracts and the reserve account. Each sale of an account receivable was treated as a sale, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company's accounts receivable on its balance sheet by the face amount and increased cash by the net amount received by the Company (after deducting the purchase discount applied from the face amount).

The term of the agreement is for one year and shall automatically renew for up to two consecutive additional one year periods thereafter, unless sooner terminated.

Aggregate maturities of the amount of notes payable at December 31, 2006 is as follows:

Year ending December 31,
2007	$ 2,755,445
2008	2,573,903
2009	2,854,446
2010	116,502
2011	123,111
Thereafter	1,521,071
Total principal payments	9,944,478
Less unamortized note discount	(323,261)
Imbedded derivative liabilities on 10% secured
convertible notes and related warrants	71,101
Total debt	$ 9,692,318

10.  Commitments and Contingencies

 Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through September 30, 2011. In July 2006, the Company entered into a five year office lease in Encino, California for the Company’s headquarters and general offices. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments.

Rent expense for the years ended December 31, 2006 and 2005 was $223,830 and $93,993.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ending December 31,
2007	$ 335,786
2008	322,350
2009	240,476
2010	226,424
2011	173,416
$ 1,298,452

Employment Agreements

Chief Executive Officer:

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

Upon the termination of Mr. Edell’s Employment Agreement, he and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of VBI common stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. In addition, Mr. Edell agreed to relinquish any claim with respect to all of his earn-out shares (“Returned Earn-Out Shares”), which he may be entitled to. The Earn-Out Shares of up to a maximum of 1,450,000 shares, which were available to Mr. Edell, are being held in accordance with the terms of an escrow agreement dated November 29, 2005. The Returned Common Shares were used to assist in facilitating the hiring of a senior executive. However, to the extent that the Returned Earn-Out Shares have not been issued, cancelled, or reserved, and the Company is subsequently sold, he would receive a pro-rated portion of any sales price that the owner of those shares would ordinarily receive.

Chief Operating Officer:

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Mr. Gerson received, as an inducement for his accepting the position of President and Chief Operating Officer, and as part of his initial compensation package, options to purchase up to 1,000,000 shares of the Common Stock of VBI, to be issued within thirty days of his employment under a Qualified Stock Option Plan to be adopted by the Company. Options to purchase 200,000 shares of the Common Stock of VBI shall vest immediately upon the execution of his Employment Agreement. The remaining Options to purchase 800,000 shares of the Common Stock of VBI shall vest ratably over a 30 month period from the date of his Employment Agreement. The strike price of such Options is $0.52 and are exercisable for five years from the date of grant. It is further understood and agreed that Mr. Gerson will be eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 Shares at then current market prices, should annual performance goals be met. These Options will be made available in three traunches, as follows: Options to purchase 200,000 shares with a strike price calculated based on the market price of the stock on the first day of trading in January 2007 (see subsequent events note); Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2008, and Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2009. These additional grants of options would be in addition to any cash bonuses applicable pursuant to his Employment Agreement.

Consulting Agreement

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Other Commitments and Contingencies

Litigation

On March 27, 2007, Diversified Capital Services of N.A., Inc. (“Diversified”) filed a lawsuit in the Supreme Court of New York for the County of New York naming the Company and Worldwide Excellence, Inc., a wholly owned subsidiary of the Company (“WWE”), as defendants and alleging breach of a purported Management and Consulting Agreement by and between Diversified and WWE (the “Agreement”).  Diversified contends that WWE failed to pay Diversified amounts due under the Agreement for consulting services and in connection with certain of the Company’s financing transactions.  Diversified is seeking approximately $617,000 in cash, a warrant to purchase 200,000 shares of Company common stock at $1 per share, and 107,500 “preferred units.”  The Company contests the allegations and claims made in the lawsuit, believes that they are without merit, and intends to vigorously defend itself in the matter

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

11. Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue up to 2,000,000 shares of preferred stock, par value $.001 per share, in one or more series and to fix, by resolution, conditional, full, limited or no voting powers, and the designations, preferences, the number of shares, dividend rates, conversion or exchange rights, redemption provisions or other special rights of the shares constituting any class or series as the Board of Directors may deem advisable without any further vote or action by the stockholders.  Any shares of preferred stock issued by VBI could have priority over VBI Common Stock with respect to dividends or liquidation rights and could have voting and other rights of stockholders.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock

The Company’s Board of Directors has designated 1,205,000 shares of preferred stock as 10% Convertible Preferred Stock (“Series A Convertible Preferred Stock”) with a purchase price of $2.00 per share.  As of December 31, 2005 there were 1,205,000 shares of Series A Convertible Preferred Stock outstanding. On December 18, 2006, one of the Series A preferred stockholders converted 93,791 shares of preferred stock into 187,582 shares of the Company’s common stock. See subsequent events note for additional conversions. As of December 31 2006, there were 1,111,209 shares of Series A Convertible Preferred Stock outstanding.

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

The first dividend payment was due on May 29, 2006. The Company elected to pay the dividend by issuing 115,961 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the last business day before the dividend payment (May 26, 2006) was $1.01 per share.

The second dividend payment was due on November 29, 2006. The Company elected to pay the dividend by issuing 120,500 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the dividend payment date was $.65 per share.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Warrants

A total of 5,544,000 warrants were issued as of December 31, 2006. Each such warrant entitles the holder to purchase one share of common stock.

In connection with the 10% secured convertible financing obtained on August 2, 2006, as additional consideration, the Company issued warrants to purchase 3,000,000 shares of common stock. The fair value of the warrants, using the Black-Scholes valuation formula was approximately $511,927, which has been capitalized as a deferred financing cost and netted against the related derivative liabilities. The fair value of the warrants are being amortized over the life of the financing, which is 36 months.

Warrants outstanding as of December 31, 2006 are summarized in the following table:

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Exercisable	Exercise	Call
Description of Warrants	Shares	Through	Price	Provision

Warrants which accompanied the Bridge Loans prior to the private
placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$ 1.00	(1)

Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:

Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$ 1.00	(1)
		December 30, 2007	$ 1.50	(1)
		December 30, 2008	$ 1.50	(1)

Warrants which were granted to investors and creditors, subject to	80,000	November 29, 2008	$ 1.00	(1)
the private placement that closed November 29, 2005

	150,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.50	(1)
		November 29, 2008	$ 1.50	(1)

	45,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.25	(1)
		November 29, 2008	$ 1.50	(1)

	139,000	November 29, 2006	$ 1.00	(1)
		November 29, 2008	$ 1.50	(1)

Total warrants outstanding at December 31, 2005	2,444,000

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$ 0.50
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$ 0.75
Warrants which were granted to a consultant as additional consideration	75,000	December 6, 2006	$ 0.80
Warrants which were granted to a consultant as additional consideration	15,000	December 15, 2009	$ 0.60

Total warrants outstanding at December 31, 2006	5,544,000

 (1) Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective.

Other Equity Compensation

Directors

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Other Services

On July 27, 2006, the Board of Directors approved the granting of a total of 340,000 shares of the Company’s common stock as compensation to two consultants. The valuation on the date of the grant was $.60 per share. In addition, one of the consultants was issued warrants to purchase 75,000 shares of common stock contingent upon the closing of the Gottbetter financing, which closed on August 2, 2006. The exercise price of the warrants is $.80 per share. On November 15, 2006, in anticipation of an employment agreement, one of the consultants cancelled 41,250 shares of common stock that were unvested at the time. On December 1, 2006, VBI granted 100,000 shares of the Company’s common stock as compensation to that employee. The Board of Directors approved the grant on November 7, 2006. The valuation on the date of the grant was $.60 per share.  In addition, the employee was also granted options to purchase 250,000 shares of the Company’s common stock. The exercise price of the options is $.60 per share. The shares and options vest monthly, over the 25 month term of the employment agreement.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The 2006 Plan is administered by the Board of Directors of the Company, or by any committee that the Company may form and to which the Board of Directors may delegate the authority to perform such functions (in either case, the “Committee”).

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

As a result of the adoption of FAS 123 (R), the Company's results from operations for the year ended December 31, 2006 include share-based compensation expense totaling $218,457. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses. Stock compensation expense recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2005 totaled $-0.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. There were no material options granted in 2005.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The weighted average estimated fair value of all awards granted under the 2006 Plan for the years ended December 31, 2006 and 2005 was $.39 and $-0-, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the vesting term of the option.

The assumptions made in calculating the fair values of options are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Risk free interest rate	4.0% - 5.5%	N/A
Expected dividend yield	0%	N/A
Expected lives	2 - 3 years	N/A
Expected volatility	124.38% to	N/A
	180%	N/A

The Company granted 2,122,000 options, 163,750 shares of restricted stock and 15,000 warrants under the 2006 Plan during the year ended December 31, 2006.

The following table represents our stock options granted, exercised, and forfeited during the year ended December 31, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
Outstanding - January 1, 2006	-
Granted	2,122,000	$ 0.56
Exercised	-	$ -
Forfeited/expired	-	$ -
Outstanding - December 31, 2006	2,122,000	$ 0.56	9.60	$ 398,300

The following table represents non-vested stock options granted, vested, and forfeited during the year ended December 31, 2006:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2006	-	$ -
Granted	2,122,000	$ 0.36
Vested	(411,028)	$ 0.34
Forfeited/expired	-	$ -
Nonvested - December 31, 2006	1,710,972	$ 0.36

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2006, there was $620,810 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.6 years.  The total fair value of shares vested during the year ended December 31, 2006 and 2005, was $141,400 and $-0-, respectively.

Shares Reserved for Future Issuances:

As of December 31, 2006, there were outstanding options convertible into 2,142,250 shares of common stock, warrants convertible into 5,544,000 shares of common stock, 1,111,209 shares of Series A preferred stock, convertible into 2,222,418 shares of common stock, and debentures that are convertible into 8,720,145 shares of common stock. In addition, under various employment agreements, options to purchase 1,250,000 shares of common stock may be granted through January 2009, if certain performance goals are met. If the performance goals are met, and the Company issues the additional options, there will be 1,613,000 shares available to grant under the 2006 Plan.

12. Stock Options

Each non-employee director of the former VBI Board of Directors who owned less than 5% of the Company's stock was  granted annually, a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. On October 26, 2005, the VBI Board of Directors adjusted the options and exercise prices to reflect the 35% stock dividend to VBI shareholders on August 24, 2005. As of December 31, 2006, five former directors had been issued options totaling 28,350 shares, expiring through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.

13. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005

Current:
Federal	$ -	$ -
State	53,293	17,182
Total current	53,293	17,182

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total	$ 53,293	$ 17,182

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2005 of $493,000. The Company's taxable loss for the year ended December 31, 2006 is approximately $3,631,000. These losses will be available for future years, expiring through December 31, 2026. The Company, however, has taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of deferred tax assets (liabilities) were as follows:

	December 31,	December 31,
	2006	2005
Tax loss carryforwards	$ 3,311,420	$ 2,076,926
Less valuation allowance	(2,294,609)	(1,060,115)
Deferred tax assets	$ 1,016,811	$ 1,016,811

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	Year ended	Year ended
	December 31,	December 31,
	2006	2005
	% of Pretax Income	% of Pretax Income

Statutory federal income tax expense rate	(34.0)	(34.0)
Valuation allowance against NOL carryforwards	34.0	-
Subchapter S elimination of federal income tax	-	34.0
State taxes, less federal
tax effect	2.0	0.7
	2.0	0.7

14. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company will still incurred certain employment costs, through 2006. Occupancy costs related to VBI’s New Rochelle, New York office are also allocated to discontinued operations. The lease expires in February 2007, and has not been renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through December 31, 2006 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at December 31, 2006.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Finance and Management Fee Receivables

VBI purchased the net collectible value of medical insurance claims on a limited recourse basis. Net collectible value is the amount that the insurance companies will pay based on established fee schedules used by insurance companies. The net collectible value is often less than the face value of the claim due to the difference in billing rates between the established fee schedules and what the medical practice ordinarily would bill for a particular procedure. The Company is only responsible to collect the fee scheduled amount. If any amounts are collected in excess of the purchased amount and the Company's fee, that amount will be applied to the client's outstanding balance.

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

Management conducts a periodic evaluation of the collectible value of the receivables. The Company considers past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the ability to collect, the estimated value of any underlying collateral and current economic conditions in determining adequacy of the allowance that was established prior to the acquisition of VBI on November 29, 2005.

Net finance receivable and management fees receivable consist of the following:

	December 31,	December 31,
	2006	2005

Net collectible value of finance receivables	$ 55,480	$ 49,009
Allowance for collection costs	(9,206)	(9,057)
Net finance receivables	$ 46,274	$ 39,952

Net collectible value of management fee receivables	$ 105,833	$ 318,053
Allowance for collection costs	(26,459)	(59,980)
Net management fee receivables	$ 79,374	$ 258,073

These receivables are collateral for Series A Bonds.

Summarized financial information of the medical financing segment as discontinued operations for the year ended December 31, 2006, and for the period from November 29, 2005, the date of Acquisition of VBI, through December 31, 2005 follows:

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		November 29, 2005
	Year ended	through
	December 31,	December 31,
	2006	2005

Revenue:
Income from the purchase and collections
of medical receivables	$ 9,148	$ 1,770

Costs and expenses:
Employment costs	83,864	20,897
Occupancy costs	53,498	4,432
Other	71,240	8,191
Bad debts, net of recoveries	(73,455)	-
Depreciation and amortization	15,274	1,987
Total costs and expenses	150,421	35,507

(Loss) income from operations	(141,273)	(33,737)
Other expense	26	17
(Loss) income before income taxes	(141,299)	(33,754)
Income taxes	317	-

(Loss) income from discontinued operations, net of taxes	$ (141,616)	$ (33,754)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	December 31,	December 31,
	2006	2005

Finance receivables, net	$ 46,274	$ 39,952
Management fee receivables, net	79,374	258,073
Other current assets	-	589
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	4,341	19,085
Other assets	4,925	9,390
Total assets	$ 134,914	$ 327,089

Accounts payable and accrued expenses	$ 28,113	$ 84,433
Current portion of notes payable	-	1,259
Total liabilities	$ 28,113	$ 85,692

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) transactional marketing, (2) retail distribution, (3) real estate rental and development, and (4) other, which is comprised of corporate overhead and discontinued operations. The transactional marketing business operates on a national and international basis from the Company’s office in Encino, California. The retail distribution business operates on a national basis from the Company’s office in Encino, California and Boca Raton, Florida. The real estate segment operates in New York and Connecticut from VBI’s office in New Rochelle, New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

Prior to the reverse merger acquisition of VBI on November 29, 2005, the Company’s only segment was the direct response marketing business.

Business segment information as of December 31, 2006 and for the year ended December 31, 2006 follows:

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Year ended December 31, 2006:
Revenues	$ 16,406,317	$ 5,097,738	$ 1,605,259	$ -	$ 23,109,314
Cost of sales	6,318,634	2,478,598	900,000	-	9,697,232
Gross profit	10,087,683	2,619,140	705,259	-	13,412,082

Expenses:
Selling	9,974,954	529,212	-	-	10,504,166
General and administrative	1,786,124	564,807	418,087	-	2,769,018
Corporate expenses (includes non-cash
stock-based compensation of $218,457)	-	-	-	1,365,736	1,365,736
Depreciation and amortization	12,967	107,840	237,439	202,950	561,196
Bad debts	228,629	-	-	-	228,629
Total expenses	12,002,674	1,201,859	655,526	1,568,686	15,428,745

(Loss) income from operations	(1,914,991)	1,417,281	49,733	(1,568,686)	(2,016,663)

Other income (expense):
Interest expense, net	(210,723)	(155,798)	(208,528)	(39,135)	(614,184)
Minority voting interest in net loss of subsidiary	-	-	68,422	-	68,422
	(210,723)	(155,798)	(140,106)	(39,135)	(545,762)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(2,125,714)	1,261,483	(90,373)	(1,607,821)	(2,562,425)
Provision for income taxes	47,180	-	3,441	2,672	53,293
(Loss) income from continuing operations	(2,172,894)	1,261,483	(93,814)	(1,610,493)	(2,615,718)
(Loss) income from discontinued operations,
net of taxes	-	-	-	(141,616)	(141,616)

Net (loss) income	$ (2,172,894)	$ 1,261,483	$ (93,814)	$ (1,752,109)	$ (2,757,334)

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information (continued):

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Balance Sheet Data as of December 31, 2006:
Current Assets:
Cash	$ 97,949	$ (39,905)	$ 32,049	$ 14,823	$ 104,916
Accounts receivable, net	861,675	1,720,128	-	-	2,581,803
Due from factor	71,871	501,341			573,212
Mortgage and note receivable	-	-	5,325	-	5,325
Inventories	610,433	2,247,003	-	-	2,857,436
Infomercial production costs	252,079	-	-	-	252,079
Deposits	221,703	30,791	-	-	252,494
Prepaid expenses	908,762	5,770		43,673	958,205
Due from Adsouth Partners, Inc.	-	-	-	150,000	150,000
Other current assets	-	-	47,938	8,159	56,097
Assets of discontinued operations	-	-	-	134,914	134,914
Total current assets	3,024,472	4,465,128	85,312	351,569	7,926,481
Property and equipment, net	106,735	126,263	-	596	233,594
Restricted cash	-	-	69,288	-	69,288
Real estate held for rental, development and sale	-	-	4,165,181	-	4,165,181
Mortgage and note receivable	-	-	314,339	-	314,339
Deferred costs, net of accumulated amortization	-	91,666	239,955	487,766	819,387
Deferred tax asset, net	1,016,811	-	-	-	1,016,811
Retail distribution newtwork, net	-	1,921,022	-		1,921,022
Goodwill	1,231,048	-	-	-	1,231,048
Other	32,375	7,897	-	-	40,272
Total assets	$ 5,411,441	$ 6,611,976	$ 4,874,075	$ 839,931	$ 17,737,423

Capital expenditures	$ 83,390	$ 14,055	$ 53,830	$ -	$ 151,275

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information (continued):

Business segment information as of December 31, 2005 and for the year ended December 31, 2005 follows:

		Real Estate
	Transactional	Rental and
	Marketing	Development	Other	Total
Year ended December 31, 2005:
Revenues	$ 8,028,972	$ 69,693	$ -	$ 8,098,665
Cost of sales	3,745,753	-	-	3,745,753
Gross profit	4,283,219	69,693	-	4,352,912

Expenses:
Selling	4,018,196	-	-	4,018,196
General and administrative	2,132,119	44,727	-	2,176,846
Corporate expenses	-	-	359,246	359,246
Bad debts	44,509	-	-	44,509
Total expenses	6,194,824	44,727	359,246	6,598,797

(Loss) income from operations	(1,911,605)	24,966	(359,246)	(2,245,885)

Other income (expense):
Interest expense, net	(265,769)	(10,853)	(3,714)	(280,336)
Minority voting interest in net income of subsidiary	-	(5,936)	-	(5,936)
	(265,769)	(16,789)	(3,714)	(286,272)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(2,177,374)	8,177	(362,960)	(2,532,157)
Provision for income taxes	16,887	295	-	17,182
(Loss) income from continuing operations	(2,194,261)	7,882	(362,960)	(2,549,339)
(Loss) income from discontinued operations, net of taxes	-	-	(33,754)	(33,754)

Net (loss) income	$ (2,194,261)	$ 7,882	$ (396,714)	$ (2,583,093)

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information (continued):

		Real Estate
	Transactional	Rental and
	Marketing	Development	Other	Total
Balance Sheet Data as of December 31, 2005:
Current Assets:
Cash	$ 237,228	$ 112,262	$ 6,841	$ 356,331
Accounts receivable, net	238,289	-	-	238,289
Mortgage and note receivable	-	147,109	-	147,109
Inventories	631,818	-	-	631,818
Infomercial production costs	456,411	-	-	456,411
Deposits	172,633	-	-	172,633
Real estate held for sale	-	895,815	-	895,815
Other current assets	125,536	98,550	913	224,999
Assets of discontinued operations	-	-	327,089	327,089
Total current assets	1,861,915	1,253,736	334,843	3,450,494
Property and equipment, net	36,312	-	1,634	37,946
Restricted cash	-	67,355	-	67,355
Real estate held for rental, development and sale	-	4,295,474	-	4,295,474
Mortgage and note receivable	-	318,640	-	318,640
Deferred costs, net	-	173,790	-	173,790
Deferred tax asset, net	1,016,811	-	-	1,016,811
Goodwill	1,229,663	-	-	1,229,663
Total assets	$ 4,144,701	$ 6,108,995	$ 336,477	$ 10,590,173

Capital expenditures	$ 24,081	$ -	$ -	$ 24,081

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Supplemental Financial Information

Selected Quarterly Financial Data (Unaudited)

	Quarter

	First	Second	Third	Fourth	Total
Year ended December 31, 2006
Total revenue	$ 4,755,645	$ 2,342,319	$ 5,301,999	$ 10,709,351	$ 23,109,314

Income (loss) from continuing operations	(1,126,429)	(1,364,089)	(431,457)	306,257	(2,615,718)
Income (loss) from discontinued operations	(57,965)	(46,410)	(39,154)	1,913	(141,616)
Net income (loss)	$ (1,184,394)	$ (1,410,499)	$ (470,611)	$ 308,170	$ (2,757,334)

Earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.07)	$ (0.09)	$ (0.02)	$ 0.01	$ (0.15)
Income (loss) from discontinued operations	-	-	-	-	-
Basic and diluted income (loss) per common share	$ (0.07)	$ (0.09)	$ (0.02)	$ 0.01	$ (0.15)

Number of shares used in computation
of basic and diluted earnings (loss) per share	15,622,234	15,599,859	19,117,854	21,258,459	17,918,381

Year ended December 31, 2005
Total revenue	$ 3,603,646	$ 1,785,314	$ 1,233,478	$ 1,476,227	$ 8,098,665

Income (loss) from continuing operations	58,989	(428,183)	(915,276)	(1,264,869)	(2,549,339)
Income (loss) from discontinued operations	-	-	-	(33,754)	(33,754)
Net income (loss)	$ 58,989	$ (428,183)	$ (915,276)	$ (1,298,623)	$ (2,583,093)

Earnings (loss) per common share:
Income (loss) from continuing operations	$ 0.01	$ (0.04)	$ (0.08)	$ (0.10)	$ (0.23)
Income (loss) from discontinued operations	-	-	-	-	-
Basic and diluted income (loss) per common share	$ 0.01	$ (0.04)	$ (0.08)	$ (0.10)	$ (0.23)

Number of shares used in computation
of basic and diluted earnings (loss) per share	11,500,000	11,500,000	11,500,000	12,347,384	11,094,908

17. Subsequent Events

Imbedded Derivative Liabilities

On March 5, 2007, Gottbetter irrevocably waived (a) the right to receive, upon conversion of the Notes, shares of VBI common stock in excess of the number of shares then authorized but unissued, and (b) the right in the event of a default on registration requirements, to purchase shares of VBI common stock pursuant to the 3,000,000 warrants issued for a price per share below $.37, as adjusted for any stock splits, recapitalization, reclassification or the like.

The Company believes that, by virtue of the waiver granted by Gottbetter on March 5, 2007, the Company achieved having sufficient authorized shares as of that date, resulting in the existing derivative liabilities being credited to equity at their then measured values.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

NONE

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages of all of our directors and executive officers as of March 22, 2007.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

 There are no family relationships among directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

The following table sets forth the name, age and position of each of our executive officers and the members of the Company’s Board of Directors as of March 21, 2007:

Name	Age	Position
Nancy Duitch	52	CEO and Director
Jeffrey S. Edell	49	Non Executive Chairman of the Board
Alan Gerson	60	President, Chief Operating Officer and Director
Roger A. Burlage	64	Director
Victor Imbimbo	54	Director
Victor Brodsky	49	Vice President, Chief Financial Officer, and Secretary

Executive Officers

The following are our executive officers:

Nancy Duitch, age 52, was appointed on November 29, 2005 to serve as our Chief Marketing Officer and Co-CEO. Since the resignation of Mr. Edell as Co-CEO on June 13, 2006, Ms. Duitch has served as CEO. Ms. Duitch was the founder of WWE and has been WWE’s CMO and Co-CEO since its inception. Ms. Duitch has been in the direct response industry for over 12 years. From August 2001 to July 2004, she was the CEO of Buckhead Marketing Group, LLC, a company which she co-founded.  Prior to that she was a founder and, from January 1999 to July 2001, President of One World Networks Integrated Technologies, Inc. (“OneWorldLive”), a multimedia direct response company where some of her creative product launches remain successfully airing after five years. Ms. Duitch has been profiled in Response TV Magazine as among the “25 Most Innovative Individuals” and one of “DRTV’s Angels.” Ms. Duitch has consistently participated in various civic and charitable endeavors, including the founding of Cardiac Arrhythmia Research & Education Foundation (C.A.R.E.), primarily focused on raising millions of dollars utilized in the prevention of sudden death in children and young adults.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Victor Brodsky, age 49, has been our Vice President and Chief Financial Officer since March 1998, which includes the period prior to the reverse merger acquisition on November 29, 2005, and as such had primary responsibility for establishing Vertical Branding as a reporting company. He was appointed our Secretary on November 29, 2005. Mr. Brodsky served as Director from May 2002 until November 2005. He is a certified public accountant with 17 plus years of public company accounting experience. Prior to joining the company, Mr. Brodsky was a CPA at the firm of Michael & Adest in New York, where his responsibilities included public company audit engagements.

Alan Gerson, age 60, has been our President, Chief Operating Officer and a director since July 18, 2006. Alan Gerson’s career spans broadcast and cable television, home shopping, electronic commerce, live event marketing and the Internet. Mr. Gerson was a longtime senior executive at NBC, Inc. Through his consulting company, Gerson & Associates, Mr. Gerson has been a media and marketing consultant representing such clients as Apple Computer, Home Order Television GmbH, Transactional Media Consultants, Ticketmaster Corp., Times-Mirror Companies, and Softbank Interactive Marketing, Inc. Mr. Gerson also served, under an executive consulting agreement, as the President and CEO of WorldSite Networks, Inc., a business-to-business Internet services provider, where his responsibilities included sale and marketing of the Company’s products and services. Mr. Gerson was also a founding principal of Interactive Marketing Inc/Digitrends a leading interactive marketing, consulting, event and publishing company. After selling his interest in IMI/Digitrends at the end of 2000, Mr. Gerson re-opened Gerson & Associates, his strategic marketing and consulting company, specializing in innovative media, programming, promotional, direct marketing and interactive marketing strategies.  In October 2001, Mr. Gerson became a founding partner in iMedia Communications, Inc., which grew into an event and trade publishing company serving the interactive advertising and media industries.  In December of 2001, Mr. Gerson agreed to serve as President and COO of Ronco Inventions, LLC, a leading television direct response marketing company. At Ronco, he was responsible for all aspects of the company’s operations, including media buying, call center and customer service operations, warehousing and fulfillment, finance and wholesale marketing and distribution of Company products. Mr. Gerson held the position of President of Ronco Inventions and related companies, until resigning in mid 2003 to devote his attention to his entrepreneurial interest in iMedia Communications. Mr. Gerson devoted his energies to business development at iMedia Communications, Inc, until he and his partners sold their interests to dmg world media in the fall of 2005. Thereafter, Mr. Gerson resumed his consulting practice, where he specialized in representing companies in the media, technology, direct marketing and infomercial industries, as well as developing entrepreneurial projects involving digital video and online shopping.  Mr. Gerson has a J.D. from Fordham University School of Law, and a B.A. from the State University of New York, College at Plattsburgh. He is a former member of the Broadcast Council of the Direct Marketing Association as well as a former member of the membership committee of the Electronic Retailing Association.

Board of Directors

The members of the our Board of Directors are Victor Imbimbo, Jeffrey S. Edell (Chairman), Roger A. Burlage, Alan Gerson and Nancy Duitch.

Jeffrey S. Edell, age 49, Mr. Edell has been our chairman of the Board since June 13, 2006 when he resigned as Co-CEO; a position he held with Ms. Duitch. Since June 13, 2006, Mr. Edell has been employed as President and Chief Operating Officer of DIC Entertainment Holdings, Inc. (Symbol: DEKE). Mr. Edell has successfully owned and operated many integrated entertainment and high tech companies for the past 25 years. From October 2003 to December 2004, Mr. Edell was a director of InterMix Media (owners of MySpace and Hydroderm) and from November 2003, Mr. Edell served as its’ Chairman of the Board. From April 2002 to September 2003, Mr. Edell consulted with respect to various companies and projects. From November 1995 to April 2002, he served as CEO/President of Soundelux Entertainment Group (an integrated entertainment company). He has also had success in founding and building a software company named elabor, Inc. and selling its assets to Microsoft and ADP, respectively in 2002 and 2003. Initially out of business school, Mr. Edell obtained his CPA Certification while working at KPMG in Los Angeles, and was subsequently a partner in a Top 10 accounting firm in Los Angeles, California. Mr. Edell received his Bachelor of Science degree in Commerce and accounting from the McIntire School of Commerce at the University of Virginia

Victor Imbimbo, age 54, was appointed to our Board on November 29, 2005. Mr. Imbimbo has over 25 years’ experience in all aspects of brand management, sales support, advertising, relationship marketing, and promotional marketing. Since 2002, Mr. Imbimbo was engaged by TBWA\Chiat\Day, a division of Omnicom, as the President of TBWA\WorldHealth and Executive Group Director of TBWA/Chiat\ Day. His responsibilities included establishing and supervising a viable healthcare division for that company. Prior to that engagement, Mr. Imbimbo in 1997 founded Bedrock Communications, Inc., a

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

firm specializing in digital communications solutions. During his tenure at Bedrock, Mr. Imbimbo served as its chief executive officer. Mr. Imbimbo received his B.S. in Biology and Masters in Business Management from Purdue University.

Roger Burlage, age 64, was appointed on July 27, 2006 to serve as a member of the Company’s Board of Directors. Mr. Burlage has a track record in managing companies, formulating and executing their respective business plans.  Since May of 2003, Mr. Burlage has been operating as a business consultant in the entertainment industry, as well as other industries. He has engaged in independent movie production activities, book publishing, corporate reorganizations, investments and the pursuit of an invention based on an idea developed in 1994. This activity is conducted under Castlebridge Enterprises, Inc., a California corporation owned by Mr. Burlage. Since August 2006, Mr. Burlage has served on the board of directors of a Canadian public company, Mainframe Entertainment, Inc. that is located in Vancouver, BC. From April 1999 through April of 2003, Mr. Burlage was Chairman and Chief Executive Officer of The Harvey Entertainment Company. In June 2001, Mr. Burlage completed the sale of The Harvey Entertainment Company’s intellectual property assets to Classic Media and in February of 2003, Mr. Burlage concluded a sale of the filmed entertainment assets of the company to Echo Bridge Entertainment. Mr. Burlage was President and Chief Executive Officer of LIVE Entertainment, Inc. from December 1993 and Chairman of the Board from March 1996 until February 1998. The company was sold in 1997 to a private group of investors who renamed the company Artisan Entertainment. Mr. Burlage remained with Artisan on a significantly full time basis as transitional Chairman until February 1998. Prior to LIVE, Burlage served as President and Chief Executive Officer for Trimark Holdings, Inc. for four years. Trimark expanded from a home video company to a diversified full service motion picture distribution company including international as well as domestic theatrical and television. Mr. Burlage was one of the founding executives of New World Entertainment. He was President and Chief Operating Officer of the company from its inception (February 1983) to 1987. Under Burlage’s direction, New World expanded its operations into home video and international television and theatrical distribution. Mr. Burlage was senior executive of AVCO Embassy Pictures and its successor company from 1977 to 1983. Before joining Embassy, Burlage held various management and executive positions at AVCO Corporation. Mr. Burlage graduated from the University of Toledo in Ohio, receiving a BBA with a major in Accounting. Currently, he is a CPA in the state of California and is a member of the Academy of Motion Pictures Arts and Sciences.

Nancy Duitch was appointed on November 29, 2005 to serve as a member of our Board of Directors. Ms. Duitch’s background information is set forth under the heading “Executive Officers”.

Alan Gerson was appointed on July 24, 2006 to serve as a member of our Board of Directors Mr. Gerson’s background information is set forth under the heading “Executive Officers”.

There are no family relationships among any of our directors. No arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which our director is a party, or has a material interest, adverse to us; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Meetings and Committees of the Board of Directors

During the year ended December 31, 2006, we had three meetings of our Board of Directors in person and seven meetings telephonically.

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

The audit committee of the Board of Directors consists of Roger Burlage and Victor Imbimbo who are our non-employee, independent directors. The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and our accounting practices. Roger Burlage qualifies as an audit committee financial expert.

Except as disclosed in the applicable employment agreements discussed in the section of this document titled “The Company — Director and Executive Officer Compensation — Employment Agreements” and as disclosed in the section of this document titled “The Company — Certain Relationships and Related Transactions,” no arrangement or understanding exists

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer.

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

Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees.  We will provide any person without charge, upon request, a copy of our code of ethics. Requests may be by writing to the Secretary of the Company at our executive offices, located at 16000 Ventura Blvd, Suite 301, Encino, CA.

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2006 and 2005*.  The following tables summarize all compensation for fiscal year 2006 and 2005 received by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

*Prior to the Closing of the reverse merger on November 29, 2005, our named executive officers were Lester Tanner and Victor Brodsky.  From and after the Closing of the reverse merger, and at December 31, 2005, our named executive officers were Jeffrey S. Edell and Nancy Duitch (formerly named executive officers of WWE), and Victor Brodsky.  Jeffrey S. Edell resigned his position as our President and Co-Chief Executive Officer, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board. Alan Gerson was appointed President and Chief Operating Officer on July 18, 2006.

The first compensation table provides historical compensation information about our named executive officers; the second compensation table provides historical compensation information about our named executive officers who served prior to November 29, 2005.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Annual Compensation of Named Executive Officer’s for the Fiscal Years ended December 31, 2006 and 2005

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compen-sation ($) (2)	Total ($)
Jeffrey S. Edell, President and Co-CEO (3)	2006	$ 122,282	$ -	$ -	$ 10,417	$ 132,699
	2005	$ 250,000	$ -	$ -		$ 250,000

Nancy Duitch, Chief Executive Officer (4)	2006	$ 250,000	$ -	$ -		$ 250,000
	2005	$ 250,000	$ -	$ -		$ 250,000

Alan Gerson, President and Chief Operating Officer (5)	2006	$ 127,918	$ -	$ 335,097		$ 463,015
	2005	$ -	$ -	$ -		$ -

Victor Brodsky, Vice President and Chief Financial Officer and Secretary (6)	2006	$ 172,500	$ -	$ 49,559		$ 222,059
	2005

(1)

 Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

(2)

Each item of annual of compensation and prerequisites, in the aggregate, in the All Other column did not exceed $10,000, except for accrued vacation pay owed to Jeffrey S. Edell paid to him upon his resignation as President and Co-CEO.

(3)

Mr. Edell resigned his position as President and Co-CEO effective June 13, 2006. He remains our non-executive Chairman of our Board of Directors.

(4)

Nancy Duitch assumed the position of CEO on June 13, 2006, upon the resignation of Jeffery S. Edell as Co-CEO.

(5)

Alan Gerson was appointed President and Chief Operating Officer on July l8, 2005. His salary for 2006 is the pro-rated portion of his annual salary of $250,000.

(6)

Victor Brodsky held the position Vice President and Chief Financial Officer of VBI prior to the reverse merger acquisition on November 29, 2005 (see table below).

Annual Compensation of the Company’s Named Executive Officers for the Fiscal Year ended February 28, 2005 (7)

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen-sation ($) (2)	Total ($)
Lester Tanner, President and Chief Executive Officer (8)	2005	$ 175,000	$ -	$ -		$ 175,000

Victor Brodsky, Vice President and Chief Financial Officer	2005	$ 160,000	$ 12,500	$ -		$ 172,500

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(7)

 Effective November 29, 2005, we changed our fiscal year to a calendar year.

(8)

 Mr. Tanner resigned all offices on November 29, 2005.  He served as President of Yolo Equities Corp., our wholly-owned subsidiary, until the sale of the property in 2006.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning stock option awards granted during the year ended December 31, 2006 to our named executive officers.

No named executive officer received options in fiscal year ended December 31, 2005.  We have omitted the table of fiscal year end option values because none of our named executive officers had options at December 31, 2005.

OPTION AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Alan Gerson (1)	200,000	-	-	$ 0.52	July 27, 2011
Alan Gerson (2)	146,667	653,333	653,333	$ 0.52	July 27, 2011
Victor Brodsky (3)	12,500	137,500	137,500	$ 0.60	July 27, 2016

1.

Options vested at grant date.

2.

Options vest ratable over a 30 month period.

3.

Options vest quarterly over a three year period.

Employment Agreements

Effective April 1, 2005, Nancy Duitch entered into an employment agreement with WWE.  Her employment agreement is for a term of three years, terminable by the applicable executive on 60 days’ notice and terminable by WWE for “cause”. Her annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent).

Ms. Duitch’s employment Agreement shall terminate: (i) upon the expiration of three years, (ii) upon the determination in writing by the board that there is Justifiable Cause for such termination, upon written notice of termination from the Company to Ms. Duitch, (iii) immediately upon death or Disability, or (iii) upon 60 days written notice of her voluntary resignation. Upon termination of Ms. Duitch’s employment for Justifiable Cause or her voluntary resignation without Good Cause, she will be entitled to receive any compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination. Upon the voluntary resignation of Ms. Duitch with Good Cause or her termination by VBI without Justifiable Cause, or upon termination due to death or Disability, she shall receive:

(i)

A lump sum payment of her base salary for a period of twelve months (except in the case of Disability where she would receive full pay for the first 90 days of her disability period and half pay for the next 90 day period.

(ii)

Any base salary and bonus (prorating the portion of the bonus for the year through the date of termination) accrued prior to the date of termination. In addition, any amount payable for compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination.

(iii)

VBI shall pay all of her COBRA payments and pay premiums on any life insurance plans, or such alternating plans as of the date of termination, for a period of 180 days.

On July 15, 2006, we entered into an employment agreement with Alan Gerson that was approved by the board of directors on July 18, 2006. Mr. Gerson serves as our as President and Chief Operating Officer.  Mr. Gerson’s annual base salary is $250,000, subject to annual increase by the board of directors during the term based on annual performance reviews.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Ms. Duitch and Mr. Gerson are to share in a bonus pool calculated at a minimum of 15% by the amount by which the applicable EBITDA target is exceeded for the applicable calendar year. The annual EBITDA targets for Ms. Duitch for are; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million. The annual EBITDA targets for Mr. Gerson will be determined by the Board of Directors. Each of them is entitled to a monthly car allowance of $1,000, and the cost of insurance, operation and maintenance of said vehicle when utilized for business purposes.

Mr. Gerson’s employment Agreement shall terminate: (i) upon the expiration of three years, (ii) upon the determination in writing by the board that there is Justifiable Cause, in which case, Mr. Gerson has 30 days to cure such justifiable cause, (iii) immediately upon death or Disability, or (iii) upon 60 days written notice of his voluntary resignation. Upon termination of Mr. Gerson’s employment for Justifiable Cause or his voluntary resignation without Good Cause, he will be entitled to receive any compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination. Upon the voluntary resignation of Mr. Gerson with Good Cause or his termination by VBI without Justifiable Cause, or upon termination due to death or Disability, he shall receive:

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

Mr. Gerson received, as an inducement for his accepting the position of President and Chief Operating Officer, options to purchase up to 1,000,000 shares of our Common Stock under our 2006 Equity Incentive Plan. Options to purchase 200,000 shares of our Common Stock vested upon the execution of his employment agreement. The remaining 800,000 options vest ratably over a 30-month period from the date of his employment agreement. The exercise price is $0.52. Mr. Gerson will be eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 shares at then current market prices if he meets annual performance goals. These options will be made available in three traunches, as follows: options to purchase 200,000 shares with a strike price that is equal to the market price of the stock on the first day of trading in January 2007; options to purchase 400,000 shares with a strike price that is equal to the market price of the stock on the first trading day in January 2008, and options to purchase 400,000 shares with a strike price that is equal to the market price of the stock on the first trading day in January 2009.

In accordance with Ms. Duitch’s and Mr. Gerson’s employment agreements, the below terms are defined therein as follows:

“Disability” shall mean the Executive’s inability to perform the duties hereunder  by reason of any medically determined physical or mental impairment that has lasted for a continuous period of not less than six months or for eight months in any twelve month period.

“Good Cause” shall mean:

(i)

The Company commits any material breach of its obligations hereunder;

(ii)

The Company voluntarily files, or consents by answer or otherwise to the filing against it of, a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy, insolvency, reorganization, moratorium or other similar law of any jurisdiction, makes an assignment for the benefit of its creditors, consents to the appointment of a custodian, receiver, trustee or other similar officer with similar powers with respect to it or with respect to any substantial part of its property, is adjudicated as insolvent or to be liquidated, or takes corporate action for the purpose of any of the foregoing;

(iii)

Executive is removed as or is not re-elected as a director of the Company;

(iv)

Executive’s title is changed, or his/her job responsibilities are changed in a material way.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

“Justifiable Cause” shall mean: (1) any repeated failure or refusal by the Executive to (A) perform his material duties pursuant to this Agreement or (B) carry out material instructions of the Board consistent with Executive’s position and duties hereunder; or (2) the Executive’s conviction of or pleading guilty to, any crime of moral turpitude or any crime involving material theft, embezzlement or other misappropriation of money or a material amount of property of the Company, which constitutes a felony in the jurisdiction involved. For (1) and (2) above, the Executive shall be given 45 days, after having been given written notice by the Company of such breach, to either correct such breach and/or be given an opportunity for the Executive or his attorney to show cause as to why he or she should not be terminated.

Director Compensation

Our Board approved a compensation plan for each non-employee director of the Board of Directors who owned less than 5% of our stock. The plan includes both options and shares of restricted stock.  This plan replaces the prior director compensation arrangements.

Options: Each director is granted options to acquire 30,000 shares of common stock upon joining the Board; 10,000 options vest upon joining the Board, the balance of 20,000 vests at the rate of 2,500 shares per quarter, beginning at the end of the first quarter, following the first anniversary of joining the Board. The exercise price is the closing price of common stock on the grant date. Additional options to acquire 9,000 shares of common stock are granted upon joining the Board, which vest quarterly over three years. The exercise price is also the closing price of common stock on the grant date.

Restricted Stock:  Each director is also issued 7,500 shares of common stock upon joining the Board, which shares vest quarterly at the rate of 650 shares per quarter beginning at the end of the first quarter after the director’s joining the board.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Victor Imbimbo (1)	$ 2,250	$ 4,500	$ 12,885	$ 19,635
Roger Burlage (2)	$ 1,500	$ 4,500	$ 12,885	$ 18,885
Jeffrey S. Edell	$ 1,500	$ -	$ -	$ 1,500

See note Note 11 to our Consolidated Financial Statements for disclosures relating to assumptions made in the valuation of stock and option awards.

On July 27, 2006, Victor Imbimbo was granted stock options to purchase a total of 39,000 shares of the Company’s common stock at an exercise price of $0.60 per share, valued at $12,885 in accordance with FAS 123R. On July 27, 2006, Victor Imbimbo was issued 7,500 shares of the Company’s common stock valued at $4,500 in accordance with FAS 123R.

On July 27, 2006, Roger Burlage was granted stock options to purchase a total of 39,000 shares of the Company’s common stock at an exercise price of $0.60 per share, valued at $12,885 in accordance with FAS 123R. On July 27, 2006, Roger Burlage was issued 7,500 shares of the Company’s common stock valued at $4,500 in accordance with FAS 123R.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group.  Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of March 21, 2007. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percent of Class(1)
Jeffrey S. Edell*(2)	3,852,957	17.6%
Nancy Duitch*(3)	4,613,543	21.1%
Alan Gerson * (4)	477,782	2.1%
Victor Brodsky*(5)	281,103	1.3%
Victor Imbimbo* (6)	113,750	0.5%
Roger Burlage *(7)	299,750	1.4%
HSK Funding, Inc. (8)	3,500,000	16.0%
Gottbetter Capital Finance, LLC (Gottbetter) (9) and	4,185,073	19.1%
Gottbetter Capital Master, Ltd. (Gottbetter) (10)	7,185,072	32.8%
Total Gottbetter (9) (10)	1,141,000	4.9%
Executive officers and
Directors as a group (6 persons) (11)	9,638,885	42.0%

* The address of the indicated individual is c/o Vertical Branding, Inc., 16000 Ventura Blvd., Suite 301, Encino, California 91436.

(1) Based on 21,913,596 shares of common stock outstanding on March 21, 2007.

(2) Includes shares beneficially owned by the Edell Family Trust.

(3) Includes shares beneficially owned by the Duitch Family Trust.

(4) Consists solely of options to purchase shares exercisable within 60 days of March 21, 2007.

(5) Includes conversion of preferred stock, options and warrants to purchase 162,500 shares exercisable within 60 days of March 21, 2007.

(6) Includes conversion of preferred stock, options and warrants to purchase 101,250 shares exercisable within 60 days of March 21, 2007.

(7) Includes conversion of preferred stock, options and warrants to purchase 287,250 shares exercisable within 60 days of March 21, 2007.

(8)  The name and address of the person who has voting or investment control over the securities owned by HSK Funding, Inc. is Burton Koffman, 300 Plaza Drive, Vestal, NY 13850.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(9) Consists of 4,185,073 shares issuable upon conversion of debt at the lowest conversion price of $.69 per share.   However, the Company and Gottbetter Capital Finance, LLC (GCF) have agreed that GCF and its affiliates can only convert its debenture or exercise its warrants to the extent that its total ownership in the Company does not exceed 4.99% of the Company’s outstanding common stock. Therefore, as of March 21, 2007, GFC and its affiliates (including GCM defined in note 10 below) can own no more than 1,141,000 shares of the Company’s common stock. The name and address of the person who has voting or investment control over the securities owned by GCF is Adam Gottbetter, 488 Madison Ave., 12th Floor, New York, NY 10018;

(10) Consists of 3,000,000 shares issuable upon exercise of warrants and 4,185,072 shares issuable upon conversion of debt at the lowest conversion rate of $.69 per share.  However, the Company and GCF have agreed that GCF and its affiliates can only convert its debenture or exercise its warrants to the extent that its total ownership in the Company does not exceed 4.99% of the Company’s outstanding common stock. Gottbetter Capital Master, Ltd. (GCM) is an assignee and affiliate of GFC. Therefore, as of March 21, 2007, GFC and its affiliates (including GCM) can own no more than 1,141,000 shares of the Company’s common stock. GCM is managed by Gottbetter Capital Management, LP. Mr. Adam Gottbetter also has voting and investment control over that entity and ultimately GCM.

(11) Includes conversion of preferred stock, options and warrants to purchase 1,028,782 shares exercisable within 60 days of March 21, 2007.

Equity Compensation Plan Information

The following table gives information about common stock that may be issued upon the exercise of stock options outstanding as of March 21, 2007,  under our current equity compensation plan (the 2006 Plan) and our old equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in colum (a) and footnote (2)) (c)
Equity compensation plans approved by security holders	2,362,000	$0.60	2,638,000
Equity compensation plans not approved by security holders (1)	20,250	$1.50	0
Total	2,382,250	$.61	2,638,000

_________________________________

1.

Consists of 20,250 options which were issued under individual option agreements rather than an option plan.

2.

Excludes 127,834 shares of common stock and 148,750 shares of restricted common stock granted under the 2006 Plan.

On July 27, 2006, our Board of Directors adopted the 2006 Equity Incentive Plan (the “Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the Plan. The Plan will be administered by our Board of Directors and, w may issue stock options, stock purchase awards, restricted stock awards, and warrants. The Plan was approved by consent of a majority of shareholders on September 14, 2006. As of March 21, 2007, there are 2,361,416 shares available under the Plan for issuance.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unless otherwise specified in an employment contract, options vest quarterly over three years from the date of grant.

As of December 31, 2006, five former directors had been issued options totaling 20,250 shares, expiring through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.  These options were issued pursuant to a non-employee director compensation policy and were not approved by shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Described below are certain transactions or series of transactions between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last three completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

At various dates from June 2006 through August 2006, Nancy Duitch, who is a director, our Chief Executive Officer, and a shareholder, loaned the Company a total of $94,000. The loan was repaid at various times, until it was paid in full on August 7, 2006, with interest at the rate of 9% per annum. Total interest on the loan was $1,332. Our management believes that the terms of the loans, were as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”) completed an account transfer and purchase agreement with a factoring company. ASM may sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM is advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold is held as a reserve by the factoring company until such time as the receivable is collected by the factoring company.  The advances paid by the factoring company to ASM under the account transfer and purchase agreement is guaranteed by the Company, our Chief Executive Officer, Nancy Duitch, and by our President and Chief Operating Officer, Alan Gerson.  Ms. Duitch is a director and a shareholder. Mr Gerson is a director and currently has options to purchase 1,200,000 shares of our common stock. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007. The guaranty fee is being amortized over the two year term of the factoring agreement.  Our management believes that terms of the guaranties, were as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

Under a Contract of Sale dated as of November 23, 2005, Yolo agreed to sell a 65 acre parcel of undeveloped real estate in Hunter, New York to Mountaintrail at Hunter, LLC, a New York limited liability company (“Mountaintrail”) for $900,000.  Mountaintrail is owned: (a) 51.67% by Yolo at Hunter, LLC, a New York limited liability company (“YoloH”), (b) 35.00% by Trailside Inroads, LLC, a New York limited liability company (“Trailside”) (100% owned by Lester Tanner (the former Chairman, President, and CEO of the Company and the President of Yolo through April 19, 2006, and one of our stockholders) and his affiliates), and  (c) 13.33% by Lester Tanner and affiliates.

The selling price of $900,000 was paid to Yolo as follows: (a) $380,000 from Mountaintrail, and (b) the receipt by Yolo of a 51.67% membership interest in Mountaintrail, through YoloH, valued at $520,000.

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 11, 2006, Yolo entered into an agreement with Mr. Tanner to sell the remaining 50.16% interest in YoloH to him for $211,000, which closed on April 19, 2006. Our basis in the property was $900,000, and therefore, Yolo recorded no gain or loss on the sale. Our management believes that terms of sale of the 65 acre parcel, including, without limitation, the sale price, are as fair as could have been obtained from an unaffiliated party in an arm’s length transaction.

Roger Burlage was appointed as a director in July 2006. Prior to his appointment in June 2005, Castlebridge Enteprises, Inc., a company that he controls, entered into a Consultant Agreement with WWE to assist with financing. His consulting company was paid $50,000 in 2005; received a total of $25,000 in 2006 and was issued warrants to purchase 150,000 shares at exercise price ranging from $1.00 to $1.50, depending on time of exercise.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Jeffrey Edell, our current non-executive Chairman of our Board and former Co-CEO entered into a transition services agreement dated as of June 13, 2006, whereby he resigned his full time position and agreed to provide certain transition services.  Under the terms of the agreement, we waived the 60-day notice of termination of employment provision and Mr. Edell agreed to be available to us on a non-exclusive basis for a period of sixty (60) days for the purpose of assisting us with the recruitment and hiring of his replacement and with the transition of his responsibilities, including with respect to pending financing and acquisition transactions. Mr. Edell further agreed to surrender 500,000 shares of common stock that were issued to him in connection with his employment agreement and the acquisition agreement whereby WWE merged into VBI. In addition, Mr. Edell agreed to relinquish any claim to the 1,337,500 earn-out shares to which he might otherwise have been entitled pursuant to the merger agreement by and between us and WWE. We have no other agreement with Mr. Edell to provide any services in the future.

Certain of our officers and directors participated in our Series A preferred offering on the same basis as third party investors in 2005.

ITEM 13. EXHIBITS

Index to Exhibits

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.
3.3	Form of Certificate of Determination of Series A Preferred .	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

3.4	1st Amendment to Amended Certificate of Incorporation dated October 30, 2006	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 2, 2006.

4.1	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.2	Form of MFC Development Corp. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.3	Form of Bridge Loan Warrant August 2005	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

4.4	Form of Bride Loan Warrant October 2005	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

4.5	Registration Rights Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.6	Warrant, dated as of July 31, 2006, by the Company for the benefit of Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.1	Employment Agreement dated as of April 1, 2004 of Jeffrey S. Edell.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.2	Employment Agreement dated as of April 1, 2004 of Nancy Duitch.	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.3	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement by Gateway Granby, LLC as mortgagor and CMR Mortgage Fund II, LLC as mortgagee.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.4	Pledge and Security Agreement by the Company to Lestar Partners, LLC as nominee and escrow agent for the other Class A members of Gateway Granby, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.5	Employment Agreement dated as of July 15, 2006 of Alan Gerson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2006.

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

10.7	Securities Purchase Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.8	Senior Secured Convertible Promissory Note, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.9	Security Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.10	Transition Services Agreement Jeffrey Edell dated June 2006	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.11	Asset Purchase Agreement June 22, 2006 by and between the Company and Adsouth Partners, Inc., Adsouth, Inc., and Dermafresh, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.12	Convertible Note dated August 1, 2006 between the Company and Adsouth Partners, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.13	Option Agreement by and between Adsouth Partners, Inc. and the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.14	Office Lease as of July 20, 2006 by and between Arden Realty Finance IV, LLC and Worldwide Excellence, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006.

10.15	Promissory Note dated December 8, 1997 (Granby)	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form Sb-2 filed on September 14, 2006.

10.16	Form of Series A Bond of Medical Financial Corp	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.17	Form of Series B Bond of Medical Financial Corp	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.18	Form of Non-statutory Option Agreement	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.19	Form of Consultant Warrant.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.20	Consulting Agreement of RB&AJ Associated Holdings dated June 27, 2006.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.21	Demand Promissory Note	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.22	Acquisition Agreement dated July 29, 2005 by and between the Company and World Wide Excellence, Inc.	Incorporated by reference to Exhibit 9.01 to the Company’s Report on Form 8K filed on August 3, 2005.
10.23	Promissory Note by Gateway Granby, LLC as maker and CMR Mortgage Fund II, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.24	Demand Note between Adsouth Partners, Inc. and HDK Funding dated December 20, 2005	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.25	Consulting Agreement of Castlebridge Enterprises dated June 15, 2005	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.26	Senior Secured Convertible Promissory Note, dated as of September 18, 2006, by and between the Company and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8K filed on September 21, 2006.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.27	Account Transfer and Purchase Agreement, dated as July 13, 2006, by and between Marquette Commercial Finance, Inc. and Adsouth Marketing, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8K filed on November 14, 2006.

10.28	Limited Guaranty, dated July 13, 2006, by and between the Company and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8K filed on November 14, 2006.

10.29	Limited Guaranty, dated November 8, 2006, by and among Nancy Duitch, Alan Gerson and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8K filed on November 14, 2006.

10.30	Release of Security Interest and Subordination Agreement, dated October 17, 2006, by and between Marquette Commercial Finance, Inc. and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8K filed on November 14, 2006.

10.31	Receivables Purchase Agreement, dated November 9, 2006, by and between the Company and Monterey Financial Services, Inc.	Filed herewith.

10.32	Joint Marketing Agreement, dated as of September 19, 2006, by and among the Company, Red Chip Companies, Inc. and Aurelius Consulting Group	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10QSB filed on November 20, 2006.

14	Code of Ethics	Filed herewith.

21.1	Subsidiaries of the Company	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form Sb-2 filed on September 14, 2006.

23.1	Consent of Holtz Rubenstein Reminick LLP	Filed herewith.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Included in Exhibit 5.1.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Fees for professional services rendered by Holtz Rubenstein Reminick LLP (“HRR”) in connection with the audits of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and reviews of the Company Forms 10-QSB during the fiscal years ended December 31, 2006 and 2005 were as follows:

Services Provided	2006	2005

Audit fees (current year)	$ 112,000	$ 105,000
Audit fees (prior year)	12,000	2,000
Audit related fees	-	2,000
Tax fees	-	4,000
All other fees	21,000	7,000
Total	$ 145,000	$ 120,000

Audit Fees (current year). The aggregate fees billed for the years ended December 31, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Fees (prior year). The aggregate fees billed during  the years ended December 31, 2006 and 2005 were for additional fees for the audits of our financial statements for the years ended December 31, 2005 and 2004 .

Audit Related Fees. There were no fees billed for the years ended December 31, 2006 for the audit or review of our financial statement that are not reported under Audit Fees. For the year ended December 31, 2005, fees were approximately $2,000 for professional services rendered by HRR, in connection with attending the Company’s annual shareholder meeting on July 21, 2005. There was no annual shareholder’s meeting in 2006.

Tax Fees. There were no fees billed for the years ended December 31, 2006 for professional services by HRR for tax compliance, tax advice and tax planning. For the year ended December 31, 2005, fees were approximately $4,000 for professional services rendered by HRR, in connection with tax research relating to the Company’s net operating losses that would be available to carry forward after the contemplated reverse merger.

All Other Fees. For the year ended December 31, 2006, fees were approximately $1,000 related to the review of the 8K for the acquisition of the retail distribution network. Fees were billed for services related to the Gottbetter financing transaction, including filing of the Form 8K, Registration Statement filed on Form SB-2, and the subsequent review of an SEC comment letter related to the SB-2 filing.

Approval Policies and Procedures. We have implemented pre-approval policies and procedures related to the provision of audit services and an approval policy for non-audit services. Under these procedures, our audit committee pre-approves the audit services to be provided by our auditors and the estimated fees related to these services. The chairman of the audit committee approves non-audit services and the related fees after they have been provided by our auditors. All fees set forth in the table above have been approved by the audit committee or the chairman of the audit committee when required, except for the $2,000 fee for attending the annual shareholder’s meeting in 2005.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2007.

VERTICAL BRANDING, INC.

By:	/s/ VICTOR BRODSKY

Victor Brodsky
Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

April 9, 2007	/s/ JEFFREY S. EDELL
Jeffrey S. Edell
Chairman

April 9, 2007	/s/ NANCY DUITCH
Nancy Duitch
Director
(Chief Executive Officer)

April 9, 2007	/s/ ALAN GERSON
Alan Gerson
Director
(President and Chief Operating Officer)

April 9, 2007	/s/ VICTOR IMBIMBO
Victor Imbimbo
Director

April 9, 2007	/s/ ROGER BURLAGE
Roger Burlage
Director