Form 10QSB
period 2007-03-31
VERTICAL BRANDING, INC.
filed 2007-05-15
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the close of business on May 11, 2007, there were 22,438,596 shares of the issuer’s classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 13,803	$ 104,916
Accounts receivable, net	3,288,865	2,581,803
Due from factor	733,171	573,212
Mortgage and note receivable	4,431	5,325
Inventories	2,238,870	2,857,436
Infomercial production costs	279,879	252,079
Deposits	821,951	252,494
Prepaid expenses	118,229	958,205
Due from Adsouth Partners, Inc.	150,000	150,000
Other current assets	36,655	56,097
Assets of discontinued operations	98,584	134,914
Total current assets	7,784,438	7,926,481
Property and equipment, net	242,408	233,594
Other assets:
Restricted cash	69,288	69,288
Real estate held for rental, development and sale	4,117,803	4,165,181
Mortgage and note receivable	313,210	314,339
Deferred costs, net of accumulated amortization	768,434	819,387
Deferred tax asset, net	1,016,811	1,016,811
Retail distribution network, net	1,869,089	1,921,022
Goodwill	1,231,048	1,231,048
Other	126,031	40,272
Total other assets	9,511,714	9,577,348
Total assets	$ 17,538,560	$ 17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

 VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$ 3,170,519	$ 2,630,312
Accounts payable and accrued expenses	3,687,883	4,519,012
Income taxes payable	21,231	-
Other current liabilities	78,100	112,733
Liabilities of discontinued operations	20,412	28,113
Total current liabilities	6,978,145	7,290,170
Other liabilities:
Notes payable	5,980,977	7,062,006
Total other liabilities	5,980,977	7,062,006
Total liabilities	12,959,122	14,352,176
Minority voting interest in subsidiary	547,135	580,454
Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.001 par value;
Authorized – 2,000,000 shares;
Issued and outstanding – 1,006,209 shares Series A at
March 31, 2007 and 1,111,209 shares at December 31, 2006	1,006	1,111
Common stock - $.001 par value;
Authorized – 100,000,000 shares
Issued and outstanding – 22,413,596 shares at March 31, 2007,
and 22,045,762 shares at December 31, 2006	22,416	22,048
Capital in excess of par value	10,836,314	10,021,298
Deferred compensation	(739,172)	(660,855)
Accumulated deficit	(5,728,261)	(6,218,809)
	4,392,303	3,164,793
Less treasury stock, at cost – 500,000 shares	(360,000)	(360,000)
Total stockholders’ equity	4,032,303	2,804,793
Total liabilities and stockholders’ equity	$ 17,538,560	$ 17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
	March 31,	March 31,
	2007	2006

Revenues
Transactional marketing	$ 6,744,541	$ 3,669,339
Retail distribution	5,920,749	-
Real estate activities	149,997	1,086,306
Total revenues	12,815,287	4,755,645
Costs and expenses
Cost of sales	5,701,546	2,413,855
Selling	4,236,625	2,341,275
General and administrative	966,691	641,972
Corporate expenses (includes non-cash stock-based
compensation of $162,436 for the three months ended
March 31, 2007 and $-0- for the three months ended
March 31, 2006)	615,852	261,736
Depreciation and amortization	277,856	157,071
Bad debts	170,804	14,043
Total costs and expenses	11,969,374	5,829,952
Income (loss) from operations	845,913	(1,074,307)
Other income (expense):
Interest expense, net	(353,832)	(48,315)
Minority voting interest in net loss (income) of subsidiary	45,819	(426)
	(308,013)	(48,741)
Income (loss) from continuing operations before
provision for income taxes	537,900	(1,123,048)
Provision for income taxes	19,489	3,381
Income (loss) from continuing operations	518,411	(1,126,429)
Loss from discontinued operations, net of taxes	(26,897)	(57,965)
Net Income (loss)	491,514	(1,184,394)
Preferred stock dividends	53,284	60,250
Net income (loss) applicable to common stockholders	$ 438,230	$ (1,244,644)
Earnings (loss) per common share:
Basic earnings (loss) per common share*	$ 0.02	$ (0.07)
Diluted earnings (loss) per common share*	$ 0.02	$ (0.07)
Number of weighted average shares used in computation
of basic earnings (loss) per common share	21,683,195	15,622,234
Number of weighted average shares used in computation
of diluted earnings (loss) per share	31,443,710	15,622,234
* Loss from discontinued operations in less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	1,111,209	$ 1,111	22,045,762	$ 22,048	$ 10,021,298	$ (660,855)	$ (6,218,809)	500,000	$ (360,000)	$ 2,804,793
Stock issued pursuant to
exercise of stock grants	-	-	157,834	158	137,393	(74,952)	-	-	-	62,599
Issuance of stock options	-	-	-	-	174,336	(174,336)	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(966)	-	-	(966)
Conversion of preferred stock	(105,000)	(105)	210,000	210	(105)	-	-	-	-	-
Fair value of warrants granted as
additional consideration for debt
reclassified from derivative liabilities	-	-	-	-	511,927	-	-	-	-	511,927
Forfeiture of unvested stock options	-	-	-	-	(8,535)	8,535	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	162,436	-	-	-	162,436
Net income	-	-	-	-	-	-	491,514	-	-	491,514
Balance, March 31, 2007	1,006,209	$ 1,006	22,413,596	$ 22,416	$ 10,836,314	$ (739,172)	$ (5,728,261)	500,000	$ (360,000)	$ 4,032,303

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,	March 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$ 491,514	$ (1,184,394)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	277,856	157,071
Bad debts	170,804	14,043
Minority voting interest in net (loss) of subsidiary	(45,819)	(670)
Equity based compensation	162,436	-
Changes in operating assets and liabilities:
Accounts receivable	(877,866)	12,494
Inventories	618,566	(169,875)
Prepaid expenses	839,976	-
Proceeds from the sale of real estate	-	684,815
Additions to real estate held for rental, development and sale	-	(5,486)
Mortgage and note receivable	2,023	-
Other assets	(66,317)	45,183
Assets of discontinued operations	36,330	43,490
Infomercial production costs	(32,030)	(21,694)
Deposits	(569,457)	(8,186)
Accounts payable, accrued expenses and taxes	(768,530)	612,324
Income taxes payable	21,231	-
Other current liabilities	(34,633)	41,173
Liabilities of discontinued operations	(7,701)	(11,722)
Net cash provided by operating activities	218,383	208,566
Cash flows from investing activities
Capital expenditures and intangible assets	(27,816)	(816)
Acquisition costs	-	(3,710)
Net cash used in investing activities	(27,816)	(4,526)
Cash flows from financing activities
Principal payments on notes payable	(102,839)	(89,112)
Due from factor	(159,959)	-
Additions to deferred finance costs	(30,416)	-
Capital contribution from minority interest	12,500	-
Costs incurred for the issuance of preferred stock	-	(38,867)
Dividend on preferred stock	(966)	-
Net cash used in financing activities	(281,680)	(127,979)

 The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended
	March 31,	March 31,
	2007	2006

Net (decrease) increase in cash and cash equivalents	$ (91,113)	$ 76,061
Cash and cash equivalents, beginning of year	104,916	356,331
Cash and cash equivalents, end of year	$ 13,803	$ 432,392
Additional cash flow information
Interest paid	$ 300,230	$ 39,320
Income taxes paid	$ 15,284	$ 4,039
Non-cash investing and financing activities
Conversion of debt to stock	$ -	$ 100,000
Reclassification of derivative liabilities to equity	$ 511,927	$ -
Stock issued pursuant to exercise of stock grants	$ 137,551	$ -
Issuance of stock options	$ 174,336	$ -
Forfeiture of unvested stock options	$ 8,535	$ -
Accrued preferred stock dividend	$ 53,568	$ -
Conversion of 105,000 shares of Series A preferred stock to
210,000 shares of common stock	$ 210	$ -
Receipt of membership interest in limited liability company as
partial consideration in sale of real estate	$ -	$ 211,000
Loan payable to tenant for reimbursement of improvements	$ -	$ 189,615

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of March 31, 2007; results of operations for the three months ended March 31, 2007 and 2006; cash flows for the three months ended March 31, 2007 and 2006; and changes in stockholders' equity for the three months ended March 31, 2007. For further information, refer to the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

3. Certain Significant Policies

Revenue Recognition

Revenue from the sale of products is recognized when the products are shipped or picked up by the customers, provided that the price is fixed, title has been transferred and our ability to collect the resulting receivable is reasonably assured.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Retail Distribution Network

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network. Amortization of retail distribution network totaled approximately $52,000 for the three months ended March 31, 2007.

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 to 24 months. If it is determined that the related product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed. Amortization expense, included in selling expenses for the three months ended March 31, 2007 and 2006 was $4,230 and $94,695, respectively.

Embedded Derivative Liabilities

On March 5, 2007, the 10% secured convertible notes (the “Notes”) held by Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd. “Gottbetter”) irrevocably waived (a) the right to receive, upon conversion of the Notes, shares of VBI common stock in excess of the number of shares then authorized but unissued, and (b) the right in the event of a default on registration requirements, to purchase shares of VBI common stock pursuant to the 3,000,000 warrants issued for a price per share below $.37, as adjusted for any stock splits, recapitalization, reclassification or the like. The Company believes that, by virtue of the waiver granted by Gottbetter on March 5, 2007, the Company achieved having sufficient authorized shares as of that date. At such time, the existing derivative liabilities were credited to equity at their then measured values.

Earnings (loss) per Share

Basic and diluted earnings per common share for the three months ended March 31, 2007 is calculated by dividing net income allocated to common stock by the weighted average common shares outstanding during the period. In accordance with FAS 128, “Earnings per Share”, the weighted average number of shares of common stock used in the calculation of diluted earnings per share is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method, and (ii) the assumed conversion of convertible notes and convertible preferred stock. Assumed exercise or conversion is only if the exercise price and the conversion price exceeds the weighted average market price for the period, and that the entity records earnings from continuing operations, as the inclusion of such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. Potential shares of common stock as of March 31, 2007 consist of the following:

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible preferred stock	2,012,418
Convertible debt	8,720,145
Warrants	5,544,000
Options	2,324,275
Total potential shares of common stock	18,600,838

For the three months ended March 31, 2007, a portion of potential common shares were dilutive and 8,840,323 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per share common share to dilutive earnings per common share:

		Weighted	Net
		Average	Income
	Net	Shares	per
Three months ended March 31, 2007	Income	Outstanding	Share
Basic earnings per common share attributable to common shareholders	$ 438,230	21,683,195	$ 0.02
Assumed conversion of potential shares of common stock using treasury stock method	$ 141,976	9,760,515
Diluted earnings per common share	$ 580,206	31,443,710	$ 0.02

During the three months ended March 31, 2006, the Company recorded a loss and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and preferred stock, which were anti-dilutive for such period.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the transactional marketing division, which are in excess of 10% of net revenues follows:

	Three months ended
	March 31,
	2007	2006
Product line A	68.3%	-
Product line B	16.3%	-
Product line C	-	21.7%
Product line D	-	49.0%
Product line E	-	26.7%

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Major product lines in the retail distribution division, which are in excess of 10% of net revenues for the three months ended March 31, 2007 follows:

Product line A	81.3%

There are three customers that make up 22.9%, 17.8% and 12.1% of net revenues from the retail distribution business for the three months ended March 31, 2007.

Revenue from real estate activities for the three months ended March 31, 2006 consists of 82.8% from the sale of one parcel.

All note receivables are from the sale of real estate in New York.

Advertising and Media Costs

Media costs are charged to operations in the period incurred and totaled $3,750,385 and $2,249,786 for the three months ended March 31, 2007 and 2006.

Advertising costs in the retail products division, which commenced with the Adsouth acquisition on August 1, 2006, are charged to operations in the period incurred and totaled $18,408 for the three months ended March 31, 2007.

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

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At March 31, 2007 and 2006, there were no such adjustments.

Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position or results of operations.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.  The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

4. Real Estate Activities

Mortgages and Notes Receivable

Mortgages and Notes Receivable

Mortgages and notes receivable were derived from transactions of VBI’s subsidiary, Yolo Equities Corp. (“Yolo”), before the reverse merger acquisition on November 29, 2005.

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Current portion:
Hunter, New York (Clubhouse)	$ 4,431	$ 5,325
Total current	4,431	5,325
Non-current portion:
Hunter, New York (Clubhouse)	313,210	314,339
Total non-current	313,210	314,339
Total	$ 317,641	$ 319,664

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The mortgage is collateralized by the underlying real estate and matures as follows:

Year ending December 31,
2007 (nine months)	$ 3,258
2008	4,659
2009	5,046
2010	5,464
2011	5,918
Thereafter	293,296
$ 317,641

Real Estate Held for Rental, Development and Sale

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at March 31, 2007 was $2,041,905.

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

Real Estate Held for Rental, Development and Sale consists of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Office building, East Granby, Connecticut:
Building	$ 3,646,615	$ 3,646,615
Building improvements	273,270	273,270
Equipment	46,178	46,178
	3,966,063	3,966,063
Accumulated depreciation	(246,412)	(199,034)
Net, building and equipment	3,719,651	3,767,029
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	$ 4,117,803	$ 4,165,181

Depreciation expense of the East Granby property for the three months ended March 31, 2007 and 2006 was $47,378 and $54,442.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue from Real Estate Activities

Hunter, New York

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

Revenue from real estate activities for the three months ended March 31, 2007 and 2006 consists of the following:

	Three months ended
	March 31,	March 31,
	2007	2006

Sale of 65 acre parcel	$ -	$ 900,000
Rental income	143,631	178,326
Interest from mortgages	6,366	7,980
	$ 149,997	$ 1,086,306

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Deferred Costs

Deferred costs include the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Financing costs:
First mortgage, office building	$ 37,434	$ 37,434
Second mortgage, office building	119,481	119,481
Related Party; aggregate fees paid to the Company's Chief Executive Officer and Chief Operating Officer for the personal guaranty for the repayment
of advances under an agreement with a factor	100,000	100,000
10% Secured convertible notes	596,854	566,438
Total financing costs	853,769	823,353
Real estate broker leasing commissions	176,100	176,100
Total deferred costs	1,029,869	999,453
Less accumulated amortization	261,435	180,066
Deferred finance costs, net of accumulated amortization	$ 768,434	$ 819,387

Amortization of deferred costs for the three months ended March 31, 2007 and 2006 was $81,369 and $5,478.

6. Notes Payable

Notes payable include the following:

	March 31,	December 31,
	2007	2006
	(unaudited)

10% Secured convertible notes	$ 5,775,400	$ 5,775,400
Less unamortized note discount	(291,976)	(323,261)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(398,168)	-
Imbedded derivative liabilities on 10% secured
convertible notes and related warrants	-	71,101
Demand note	519,209	561,209
First mortgage payable, office building	2,041,905	2,057,178
Second mortgage payable, office building	1,100,000	1,100,000
Bank loan	21,095	52,075
Tenant improvement loan	34,031	48,616
Series A Bonds	300,000	300,000
Series B Bonds	50,000	50,000
	9,151,496	9,692,318
Less current maturities	3,170,519	2,630,312
Long-term debt	$ 5,980,977	$ 7,062,006

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company and its subsidiaries granted Gottbetter a security interest in certain of its assets pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”). Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). Total closing costs in connection with the loan, including discount fee, were $972,254, which are being amortized over the 36 month life of the loan. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $511,927. Amortization expense of the fair value of warrants issued for the three months ended March 31, 2007 was $42,661.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Demand Note: In accordance with the terms of the assets purchased from Adsouth, VBI assumed certain liabilities as payment of the purchase price. The balance of the note assumed was $756,078. The note is a demand note that bears interest at 18% per annum and is guaranteed by John P. Acunto, Jr., a former officer of Adsouth and current consultant to Adsouth, and a principal stockholder of Adsouth’s common stock. The loan requires monthly interest payments and principal payments in an amount equal to collections from two retailers.  This note also required VBI to carve-out the receivables collateral related to the two retailers from the blanket security position held by Gottbetter.

First Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at March 31, 2007 was $2,041,905 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Series A Bonds: In July 2002, the board of directors of VBI authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $300,000 of Bonds outstanding at December 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of March 31, 2007 was 11.25%. On April 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of March 31, 2007, an officer and shareholder of the Company is related to two of the bondholders.

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

Series B Bonds: In February 2003, the board of directors of VBI authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. There were $50,000 of Series B Bonds outstanding at March 31, 2007. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of March 31, 2007 was 11.25%. On April 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of March 31, 2007, an officer and shareholder of the Company is related to one of the bondholders.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Aggregate maturities of the amount of notes payable at March 31, 2007 is as follows:

Year ending December 31,
2007 (nine months)	$ 2,645,006
2008	2,573,906
2009	2,854,451
2010	110,254
2011	116,508
Thereafter	1,541,514
Total principal payments	9,841,639
Less unamortized note discount	(291,978)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(398,165)
Total debt	$ 9,151,496

7. Commitments and Contingencies

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

Rent expense for the three months ended March 31, 2007 and 2006 was $96,383 and $45,287.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2007 (nine months)	$ 239,129
2008	322,350
2009	240,476
2010	226,424
2011	173,416
$ 1,201,795

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Consulting Agreement:

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

Other Commitments and Contingencies

Litigation

On March 27, 2007, Diversified Capital Services of N.A., Inc. (“Diversified”) filed a lawsuit in the Supreme Court of New York for the County of New York naming the Company and Worldwide Excellence, Inc., a wholly owned subsidiary of the Company (“WWE”), as defendants and alleging breach of a purported Management and Consulting Agreement by and between Diversified and WWE (the “Agreement”).  Diversified contends that WWE failed to pay Diversified amounts due under the Agreement for consulting services and in connection with certain of the Company’s financing transactions.  Diversified is seeking approximately $617,000 in cash, a warrant to purchase 200,000 shares of Company common stock at $1 per share, and 107,500 “preferred units.”  The Company contests the allegations and claims made in the lawsuit, believes that they are without merit, and intends to vigorously defend itself in the matter.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the normal course of business, the Company becomes a party to other various legal claims, actions and complaints. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's results of operations, financial position or cash flows.

8. Shareholders' Equity

Conversion of Preferred Stock

During the three months ended March 31, 2007, four Series A preferred stockholders converted an aggregate of 105,000 shares of Series A preferred stock into 210,000 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933. As of March 31, 2007, the Company had 1,006,209 shares of Series A convertible preferred stock outstanding.

Equity Compensation

On September 19, 2006, the Company entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate if $7,500 per month in unregistered, restricted VBI common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to be issues is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of December 31, 2006, the calculation of the VWAP resulted in a per share price of $.75. In January 2007, the Company issued 30,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from January 1, 2007 through March 31, 2007.

On January 23, 2007, the Board of Directors granted options to purchase 10,000 shares of the company’s common stock as additional consideration to a Director.  The valuation on the date of the grant was $.75 per share.

Pursuant to the employment agreement of Alan Gerson, the Company’s President and Chief Operating, he is eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 shares, to be made available in three traunches, at then current market prices, should annual performance goals be met. On February 15, 2007, the Board of Directors approved Mr. Gerson’s grant of options to purchase 200,000 shares of the Company’s common stock, to be issued two days after a press release announcing fourth quarter earnings. The options were issued to Mr. Gerson on March 15, 2007. The valuation on the date the options were issued was $1.05 per share.

On March 19, 2006, the Board of Directors consented to the issuance of 127,834 shares of common stock to VBI’s legal counsel for payment of services. The shares are covered under the 2006 Equity Compensation Plan. The valuation on the date of consent was $.90 per share.

Reclassification of Imbedded Derivative Liabilities to Capital

On March 5, 2007, the 10% secured convertible notes (the “Notes”) held by Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd. “Gottbetter”) irrevocably waived (a) the right to receive, upon conversion of the Notes, shares of VBI common stock in excess of the number of shares then authorized but unissued, and (b) the right in the event of a default on registration requirements, to purchase shares of VBI common stock pursuant to the 3,000,000 warrants issued for a price per share below $.37, as adjusted for any stock splits, recapitalization, reclassification or the like. The Company believes that, by virtue of the waiver granted by Gottbetter on March 5, 2007, the Company achieved having sufficient authorized shares as of that date. At such time the, the existing derivative liabilities were credited to equity at their then measured values.

Warrants

Warrants outstanding as of March 31, 2007 is summarized in the following table:

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

		Exercisable	Exercise	Call
Description of Warrants	Shares	Through	Price	Provision

Warrants which accompanied the Bridge Loans prior to the private placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$ 1.00	(1)
Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:

Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$ 1.00	(1)
		December 30, 2007	$ 1.50	(1)
		December 30, 2008	$ 1.50	(1)
Warrants which were granted to investors and creditors, subject to the private placement that closed November 29, 2005	80,000	November 29, 2008	$ 1.00	(1)

	150,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.50	(1)
		November 29, 2008	$ 1.50	(1)

	45,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.25	(1)
		November 29, 2008	$ 1.50	(1)

	139,000	November 29, 2006	$ 1.00	(1)
		November 29, 2008	$ 1.50	(1)

Total warrants outstanding at December 31, 2005	2,444,000

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$ 0.50
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$ 0.75
Warrants which were granted to a consultant as additional consideration	75,000	December 6, 2006	$ 0.80
Warrants which were granted to a consultant as additional consideration	15,000	December 15, 2009	$ 0.60

Total warrants outstanding at March 31, 2007 (unaudited)	5,544,000

(1) Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Committee, in its sole discretion, shall determine the term of each award, provided that the maximum term of an award shall be ten years. ISOs granted to a 10% Stockholder shall expire not more than five years after the date of grant. The 2006 Plan provides for the earlier expiration of awards in the event of certain terminations of employment of the holder. Unless specified in an employment agreement, Employee stock options vest ratably over a three-year period. Vesting is accelerated if there is a change in control, defined by the 2006 Plan.

The 2006 Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.  FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost.  Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the adoption of FAS 123(R), the Company's results from operations for the three months ended March 31, 2007 include share-based compensation expense totaling $162,436. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating tax losses.

Stock option compensation expense for the three months ended March 31, 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. There were no material options granted prior to July 27, 2006.

The weighted average estimated fair value of all awards granted under the 2006 Plan for the three months ended March 31, 2007 and 2006 was $.83 and $-0-, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the vesting term of the option.

The assumptions made in calculating the fair values of options are as follows:

Three months ended
	March 31,	March 31,
	2007	2006

Risk free interest rate	4.50% - 4.85%	N/A
Expected dividend yield	0%	N/A
Expected lives	3 years	N/A
Expected volatility	142.96% to	N/A
	179.85%	N/A

The Company granted 210,000 options and 127,834 shares of common stock under the 2006 Plan during the three months ended March 31, 2007.

The following table represents our stock options granted, exercised, and forfeited during the three months ended March 31, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
Outstanding - January 1, 2007	2,122,000	$ 0.56
Granted	210,000	$ 1.04
Exercised	-	$ -
Forfeited/expired	(30,000)	$ 0.60
Outstanding - March 31, 2007	2,302,000	$ 0.61	6.26	$ 604,000

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table represents non-vested stock options granted, vested, and forfeited during the three months ended March 31, 2007:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2007	1,710,972	$ 0.36
Granted	210,000	$ 0.83
Vested	(187,944)	$ 0.41
Forfeited/expired	(27,500)	$ 0.33
Nonvested - March 31, 2007	1,705,528	$ 0.42

As of March 31, 2007, there was $712,759 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.4 years.  The total fair value of shares vested during the three months ended March 31, 2007 and 2006, was $73,676 and $-0-, respectively.

Other Options

Each non-employee director of the former VBI Board of Directors who owned less than 5% of the Company's stock was granted annually, a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. On October 26, 2005, the VBI Board of Directors adjusted the options and exercise prices to reflect the 35% stock dividend to VBI shareholders on August 24, 2005. As of March 31, 2007, five former directors had been issued options totaling 28,350 shares, expiring through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.

Shares Reserved for Future Issuances

As of March 31, 2007, there were outstanding options convertible into 2,142,250 shares of common stock, warrants convertible into 5,544,000 shares of common stock, 1,006,209 shares of Series A preferred stock, convertible into 2,012,418 shares of common stock, and debentures that are convertible into 8,720,145 shares of common stock. In addition, under various employment agreements, options to purchase 1,050,000 shares of common stock may be granted through January 2009, if certain performance goals are met. If the performance goals are met, and the Company issues the additional options, there will be 1,505,166 shares available to grant under the 2006 Plan.

9. Income Taxes

The provision for income taxes consists entirely of various state franchise taxes and limited liability company fees.

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2006 of $4,124,000. The Company's taxable loss for the three months ended March 31, 2007 is approximately $6,000. These losses will be available for future years, expiring through December 31, 2027. The Company, however, has taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Significant components of deferred tax assets (liabilities) were as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)

Tax loss carryforwards	$ 3,313,519	$ 3,311,420
Less valuation allowance	(2,296,708)	(2,294,609)
Deferred tax assets	$ 1,016,811	$ 1,016,811

10. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. Occupancy costs related to VBI’s New Rochelle, New York office were also allocated to discontinued operations. The lease expired in February 2007, and has not been renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through March 31, 2007 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at March 31, 2007.

Summarized financial information of the medical financing segment as discontinued operations for the three months and three months ended March 31, 2007 and 2006 follows:

	Three months ended
	March 31,	March 31,
	2007	2006

Revenue:
Income from the purchase and collections of medical receivables	$ 1,792	$ 4,394
Costs and expenses:
Employment costs	6,692	27,601
Occupamcy costs	8,536	13,034
Other	9,120	17,880
Depreciation and amortization	4,341	3,818
Total costs and expenses	28,689	62,333
(Loss) from operations	(26,897)	(57,939)
Other expense	-	26
(Loss) from discontinued operations	$ (26,897)	$ (57,965)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)
Finance receivables, net	$ 28,717	$ 46,274
Management fee receivables, net	67,042	79,374
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	-	4,341
Other assets	2,825	4,925
Total assets	$ 98,584	$ 134,914

Accounts payable and accrued expenses	$ 20,412	$ 28,113
Total liabilities	$ 20,412	$ 28,113

Finance and Management Fee Receivables

Receivables acquired in the acquisition of VBI on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections.

Net finance receivable and management fees receivable consist of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)

Net collectible value of finance receivables	$ 29,459	$ 55,480
Allowance for collection costs	(742)	(9,206)
Net finance receivables	$ 28,717	$ 46,274

Net collectible value of management fee receivables	$ 89,391	$ 105,833
Allowance for collection costs	(22,349)	(26,459)
Net management fee receivables	$ 67,042	$ 79,374

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Business segment information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 follows:

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Three months ended March 31, 2007:
Revenues	$ 6,744,541	$ 5,920,749	$ 149,997	$ -	$ 12,815,287
Cost of sales	2,553,468	3,148,078	-	-	5,701,546
Gross profit	4,191,073	2,772,671	149,997	-	7,113,741
Expenses:
Selling	3,871,511	365,114	-	-	4,236,625
General and administrative	434,385	426,632	105,674	-	966,691
Corporate expenses (includes non-cash
stock-based compensation of $162,436)	-	-	-	615,852	615,852
Depreciation and amortization	12,270	75,302	66,101	124,183	277,856
Bad debts	170,458	346	-	-	170,804
Total expenses	4,488,624	867,394	171,775	740,035	6,267,828
Income (loss) from operations	(297,551)	1,905,277	(21,778)	(740,035)	845,913
Other income (expense):
Interest expense, net	(161,296)	(111,443)	(71,248)	(9,845)	(353,832)
Minority voting interest in net loss of subsidiary	-	-	45,819	-	45,819
	(161,296)	(111,443)	(25,429)	(9,845)	(308,013)
Income (loss) from continuing operations before
provision (benefit) for income taxes	(458,847)	1,793,834	(47,207)	(749,880)	537,900
Provision (benefit) for income taxes	(1,518)	12,568	1,386	7,053	19,489
Income (loss) from continuing operations	(457,329)	1,781,266	(48,593)	(756,933)	518,411
(Loss) from discontinued operations,
net of taxes	-	-	-	(26,897)	(26,897)
Net income (loss)	$ (457,329)	$ 1,781,266	$ (48,593)	$ (783,830)	$ 491,514

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Three months ended March 31, 2006:
Revenues	$ 3,669,339	$ -	$ 1,086,306	$ -	$ 4,755,645
Cost of sales	1,513,855	-	900,000	-	2,413,855
Gross profit	2,155,484	-	186,306	-	2,341,790
Expenses:
Selling	2,341,275	-	-	-	2,341,275
General and administrative	535,663	-	106,309	-	641,972
Corporate expenses (includes non-cash
stock-based compensation of $-0-)	-	-	-	261,736	261,736
Depreciation and amortization	96,893	-	59,919	259	157,071
Bad debts	14,043	-	-	-	14,043
Total expenses	2,987,874	-	166,228	261,995	3,416,097
(Loss) income from operations	(832,390)	-	20,078	(261,995)	(1,074,307)
Other income (expense):
Interest expense, net	(5,768)	-	(32,408)	(10,139)	(48,315)
Minority voting interest in net loss of subsidiary	-	-	(426)	-	(426)
	(5,768)	-	(32,834)	(10,139)	(48,741)
(Loss) from continuing operations before
provision for income taxes	(838,158)	-	(12,756)	(272,134)	(1,123,048)
Provision for income taxes	-	-	2,881	500	3,381
(Loss) from continuing operations	(838,158)	-	(15,637)	(272,634)	(1,126,429)
(Loss) from discontinued operations, net of taxes	-	-	-	(57,965)	(57,965)
Net (loss)	$ (838,158)	$ -	$ (15,637)	$ (330,599)	$ (1,184,394)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Balance Sheet Data as of March 31, 2007:
Current Assets:
Cash	$ 19,263	$ (30,671)	$ 22,781	$ 2,430	$ 13,803
Accounts receivable, net	498,636	2,790,229	-	-	3,288,865
Due from factor	115,843	617,328			733,171
Mortgage and note receivable	-	-	4,431	-	4,431
Inventories	987,731	1,251,139	-	-	2,238,870
Infomercial production costs	279,879	-	-	-	279,879
Deposits	303,262	518,689	-	-	821,951
Prepaid expenses	114,033	4,196		-	118,229
Due from Adsouth Partners, Inc.	-	-	-	150,000	150,000
Other current assets	-	-	27,588	9,067	36,655
Assets of discontinued operations	-	-	-	98,584	98,584
Total current assets	2,318,647	5,150,910	54,800	260,081	7,784,438
Property and equipment, net	125,252	116,652	-	504	242,408
Restricted cash	-	-	69,288	-	69,288
Real estate held for rental, development and sale	-	-	4,117,803	-	4,117,803
Mortgage and note receivable	-	-	313,210	-	313,210
Deferred costs, net of accumulated amortization	-	79,167	221,232	468,035	768,434
Deferred tax asset, net	1,016,811	-	-	-	1,016,811
Retail distribution network, net	-	1,869,089	-		1,869,089
Goodwill	1,231,048	-	-	-	1,231,048
Other	49,143	58,562	-	18,326	126,031
Total assets	$ 4,740,901	$ 7,274,380	$ 4,776,333	$ 746,946	$ 17,538,560

Capital expenditures	$ 26,559	$ 1,257	$ -	$ -	$ 27,816

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2006 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-KSB for the year ended December 31, 2006.

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

The following is a list of our products that are currently being marketed in our retail distribution business:

•

The Dermafresh line of skin care product, which, presently consists of three skin care products: Wrinkles be Gone, Eye Aid, and Roll on Collagen.

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

Real Estate

All real estate property held for rental, development and sale were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses.

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

Depreciation and amortization

The significant components of depreciation and amortization are:

We incurred costs of $972,000 to issue the $5.7 million 10% secured convertible notes, which closed on August 2, 2006. As additional consideration, we also issued warrants to purchase 3,000,000 shares of our common stock. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $512,000. These costs are being amortized over the 36 month life of the loan.

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

Depreciation expense, related to the office building that we own and operate in East Granby, Connecticut is approximately $190,000 per year.

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

Real Estate

Interest expense from real estate consists of debt acquired from our real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,042,000 at March 31, 2007. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $71,000 before the interest rate change takes effect on December 31, 2007.

On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property. The mortgage note matures on August 1, 2009, with an interest rate of 12.5% per annum.

Bank Loan

Gateway Granby, LLC, (“Granby”) which owns the East Granby office building has an outstanding bank loan with a balance of $21,000 at March 31, 2007. The interest rate is 7.2%, and the monthly payment is $10,580 per month for principal plus interest, until the loan is fully amortized in May 2007.

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

Corporate

Series A and B Bonds were included in the net assets of VBI acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of March 31, 2007, the prime rate was 8.25% and the interest rate on these bonds remained at 11.25% for the following quarter.

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

Income taxes

We have allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $9,739,000. These losses include $5,615,000 of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. We incurred additional taxable losses for the three months ended March 31, 2007 of $6,000. These losses will be available for future years, expiring through December 31, 2027. However, we have taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Discontinued Operations

The remaining receivables from the former medical financing business, conducted through our various subsidiaries, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005, we sold our continuing service obligations related to these receivables and the future revenue rights of our medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. An estimated reserve for future collection costs has been established as of November 29, 2005. We incurred certain employment costs, through 2006. Occupancy costs related to our New Rochelle, New York office was also allocated to discontinued operations. The lease expired in February 2007, and was not renewed.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are deferred costs, retail distribution network, stock-based payments, allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition. There have been no changes to theses critical accounting policies as noted in the 2006 Annual Report on Form 10-KSB for the year ended December 31, 2006.

Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material impact on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We believe that the adoption of FIN 48 on January 1, 2007 will not have a material impact on our consolidated financial statements.  The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

RESULTS OF OPERATIONS

2007 Period Compared to the 2006 Period

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

Revenues and Gross Profit

Direct Response Marketing

The following table summarizes our changes in net revenue and gross profit from our transactional marketing business (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2007	2006	$	%
Net revenue	$ 6,744	$ 3,669	$ 3,075	84%
Cost of sales	2,553	1,514	1,039	69%
Gross profit	$ 4,191	$ 2,155	$ 2,036	94%
Gross profit %	62%	59%

Net Sales

Net sales for the three months ended March 31, 2007 (“2007”) were approximately $6.7 million, an increase of $3.1 million, or 84%, compared to net sales for the three months ended March 31, 2006 (“2006”) of approximately $3.6 million.

The increase in net sales for the three months ended in 2007 was attributable to the additional funds that were available to spend on media advertising and inventory purchases, as a result of the two stage financing that was closed in August and September 2006. The funds available for the additional media expenditures and inventory purchases allowed us to launch marketing campaigns for new products during 2006, which carried over into 2007. Those products include Hercules Hooks, a household product, and True Ceramic Pro, a hair straightening product. In 2007, we launched Zorbeez, a household product. During the three months ended in 2006, our lack of funding limited the amount of media advertising expenditures and inventory purchases, which resulted in lower sales. Hercules Hooks, True Ceramic Pro, and Zorbeez generated revenues of $6.3 million during the three months ended in 2007. The increase in sales from these new products was offset by a decrease in revenue of $3.4 million in older product lines whose marketing campaigns were eliminated or reduced. Of these decreases, $1.8 million was related to a fitness product, $.9 million was related to a beauty product line and $.7 million was related to a pet product.

Gross Profit

Gross profit for the three months ended in 2007 was approximately $4.2 million, which represents an increase of $2.0 million, or 94%, compared to gross profit for the three months ended in 2006 of approximately $2.2 million. The increase in gross profit was due to both an increase in net sales as detailed above and an increase in profit margins. The gross profit margin was 62% for the three months ended in 2007, compared to 59% for the three months ended in 2006. The increase in gross profit margin in 2007 was due to the three products that generated the majority of the revenue during the three months ended in 2007. These products have lower cost of sales associated with the revenues generated than the fitness and pet product lines that made up a larger portion of the revenues for the three months ended in 2006.

Retail Distribution

The following table summarizes our net revenue and gross profit from our retail distribution business (in thousands):

	Three months ended
	March 31,
			Change
	2007	2006	$	%
Net revenue	$ 5,921	$ -	$ 5,921	n/a *	%
Cost of sales	3,148	-	3,148	n/a *	%
Gross profit	$ 2,773	$ -	$ 2,773	n/a *	%
Gross profit %	47%

* The retail distribution business was acquired on August 1, 2006.

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

Real Estate

We acquired the real estate activities of VBI on November 29, 2005. The revenue for the three months ended in 2007 was $.1 million, a decrease of $1 million, compared to net sales for the three months ended in 2006 of approximately $1.1 million. The decrease in revenues in 2007 was due to $900,000 of revenue that was included in 2006 from the sale of the 65 acre parcel in Hunter, New York. The revenue in 2007 was primarily rental income from the office building in East Granby, Connecticut.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the three months ended in 2006.

The following table summarizes our changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2007	2006	$	%
Selling:
Transactional marketing	$ 3,872	$ 2,341	$ 1,531	65%
Retail distribution	365	-	365	n/a * %
Total selling	4,237	2,341	1,896
General and administrative:
Transactional marketing	434	536	(102)	(19)%
Retail distribution	427	-	427	n/a * %
Real estate	106	106	-	-%
Total general and administrative	967	642	325
Corporate expenses	616	262	354	135%
Depreciation and amortization:
Transactional marketing	12	97	(85)	(88)%
Retail distribution	75	-	75	n/a * %
Real estate	66	60	6	10%
Corporate	124	-	124	n/a %
Total depreciation and amortization	277	157	120
Bad debts	171	14	157	1,121%
Interest expense, net:
Transactional marketing	161	6	155	2,583%
Retail distribution	111	-	111	n/a * %
Real estate	71	32	39	122%
Corporate	10	10	-	-%
Total interest expense, net	353	48	305

* The retail distribution business was acquired on August 1, 2006.

Selling Expenses

Transactional Marketing

Selling expenses for the three months ended in 2007 were approximately $3.8 million, which represents an increase of $1.5 million, or 65%, compared to selling expenses for the three months ended in 2006 of approximately $2.3 million. Selling expense as a percent of revenue decreased to 57% in 2007 as compared to 64% in 2006.

The primary component of selling expense is the cost of media advertising, which consists of TV, internet and print. Media spending for TV increased in 2007 by $2.8 million compared to 2006. The increase in 2007 was due to the availability of funds from our recently completed financing to launch and maintain new products in 2007 compared to the existing products in 2006. Internet media spending increased in 2007 by $.1 million compared to 2006. The increase in 2007 was attributable to hiring an internet marketing manager, which enabled us to manage an increase in media spending on the Internet for our new products.

Print media spending increased in 2007 by $.1 million compared to 2006. The increase in 2007 was due to spending on print ads for products that would also build brand awareness in the retail distribution business.

The increased media spending during the three months ended in 2007 as compared to 2006 generated the additional revenues discussed above.  The lower cost as a percent of revenue during the first quarter of 2007 as compared to 2006 was due to higher return on investment from media purchases for the three product lines that generated the majority of the revenues in 2007.

Retail Distribution

Selling expenses for the three months ended in 2007 primarily consisted of advertising, commissions and delivery costs. We expect to leverage the advertising for our products in the transactional marketing business to enhance sales in the retail distribution business.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel in 2006. We did not incur any other selling expenses in 2007 or 2006.

General and Administrative Expenses

Transactional Marketing

General and administrative expenses in 2007 were approximately $434,000 a decrease of $102,000, or 19%, compared to general and administrative expenses in 2006 of approximately $536,000. The net decrease in 2007 was due to a decrease in professional and consulting fees, and an increase in the allocation of expenses to corporate overhead. Beginning on August 1, 2006, certain employment costs that were previously allocated to the transactional marketing business are now being allocated to the retail distribution business. The decrease was offset by (i) higher employment costs with the addition of new employees, including a director of interactive marketing, and support staff and, (ii) an increase in occupancy costs due to our relocation to a larger facility in October 2006.

Retail Distribution

General and administrative expenses for the three months ended in 2007 primarily consisted of direct employment costs of $193,000, product liability insurance of $46,000, and an allocation of WWE employment costs from the direct response marketing business of $145,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

Real Estate

General and administrative expenses for the three months ended in 2007 and 2006 were approximately $106,000 in both periods. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of maintenance and supplies of $70,000, real estate taxes and utilities.

Corporate Expenses

Corporate expenses for the three months ended in 2007 were approximately $616,000, an increase of $354,000, or 135%, compared to corporate expenses in 2006 of approximately $262,000. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, and (ii) professional fees. The cost of non-cash stock-based compensation, which includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses. On July 27, 2006, we adopted our 2006 Equity Incentive Plan (the “2006 Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the Plan. Pursuant to the Plan, we may issue stock options, stock purchase awards, restricted stock awards, and warrants. For the three months ended in 2007, amortization of non-cash stock based compensation was $162,000, compared to $-0- for 2006.

Depreciation and Amortization

Retail Distribution

The total cost of the retail distribution network, in excess of the net assets acquired was $2.0 million, which we will amortize over the estimated life of ten years. Amortization expense of the retail distribution network was approximately $52,000 for the three months ended March 31, 2007.

We have guaranteed the advances paid by a factoring company under an account transfer and purchase agreement. In addition, the advances are also guaranteed by our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor a fee of $50,000, which is 2.5% of the facility amount. The guaranty fee is being amortized over the two year term of the factoring agreement. For the three months ended March 31, 2007, amortization expense under the guaranty fee was $13,000.

Real Estate

Depreciation related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs for the three months ended March 31, 2007 was $66,000 compared to $60,000 for 2006. The increase in 2007 was due to additional finance costs that were incurred in connection with obtaining a second mortgage in July 2006.

Corporate

On August 2, 2006, we began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes. Amortization expense for the three months ended March 31, 2007 was $124,000, and will continue over the 36 month life of the loan.

Bad Debts

Transactional Marketing

Bad debt expense for the three months ended in 2007 was $171,000, an increase of $157,000, compared to bad debt expense in 2006 of $14,000. In 2007, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to 2006. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, we will incur a bad debt expense.

Interest Expense

Transactional Marketing

Interest expense for the three months ended in 2007 was $161,000, compared to interest expense of $6,000 in 2006. Interest expense in 2007 primarily consisted of: (i) $102,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business, and (ii) factoring charges of $57,000 from the additional multi-product product sales in 2007, compared to 2006.

Retail Distribution

Interest expense for the three months ended in 2007 was $111,000. Interest expense primarily consisted of: (i) $39,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $24,000 of interest on the 18% demand note that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., and (iii) factoring charges of $48,000.

Real Estate

Interest expense for the three months ended in 2007 was $71,000, an increase of $39,000, compared to $32,000 in 2006. On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property, with an interest rate of 12.5% per annum. Interest expense related to the second mortgage was $41,000 in 2007, which accounted for the increase in interest expense in 2007, compared to 2006.

Corporate

Interest expense for the three months ended in 2007 and 2006 was $10,000 in both periods. Interest expense allocated to corporate was primarily attributable to interest expense on the debts that were acquired from VBI on November 29, 2005. These debts include the balance of Series A and Series B Bonds.

Minority Voting Interest in Net Loss (Income) of Subsidiary

Minority voting interest in net loss of subsidiary for the three months ended in 2007 was $46,000, compared to approximately $-0- in 2006. The amount in 2007 represents the portion of the operating loss from our office building in East Granby, Connecticut that is allocated to the owners of the minority voting interest. The increase in the property’s operating loss in 2007 was due to the additional interest expense and amortization of finance costs related to the second mortgage financing that closed in July 2006.

Discontinued Operations

Loss from discontinued operations in 2007 was approximately $27,000, a decrease of $31,000, compared to $58,000 in 2006. The decrease in 2007 was due to reductions in employment costs and occupancy costs.

Net Income (loss)

The net income for the three months ended in 2007 was approximately $.5 million, a difference of $1.7 million, compared to a net loss of $1.2 million in 2006. The increase in earnings from a net loss from 2006 to net income in 2007 was due to our ability to derive additional revenues from the proceeds we received from the 10% secured convertible financing that closed in August and September 2006. Prior to the financing, we lacked funds to invest in marketing campaigns for new products. The funding allowed us to invest in media advertising and inventory purchases, resulting in a $3.1 million increase in revenues from our transactional marketing business. The funding also enabled us to acquire the retail distribution business in August 2006, which contributed an additional $5.9 million of revenues during the three months ended in 2007.

The increase in our earnings from the additional revenues was offset by certain additional expenses incurred during 2007. These additional expenses include: (i) non-cash stock-based compensation of $162,000, (ii) amortization of acquisition costs and financing costs of $198,000, (iii) interest expense attributable to the financing and acquisition of $207,000, and (iv) factoring charges of $105,000 that we incurred as a result of our need for additional financing in connection with our increase in revenue.

The following table compares earnings before interest, taxes, depreciation, amortization, non-cash stock-based compensation and discontinued operations (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2007	2006	$
Net income (loss) for the period	$ 492	$ (1,184)	$ 1,676
Interest expense, net	353	48	305
Provision for income taxes	19	3	16
Depreciation and amortization	277	157	120
Non-cash stock based compensation	162	-	162
Loss from discontinued operations	27	58	(31)
	$ 1,330	$ (918)	$ 2,248

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

Our management believes that the net income for the three months ended March 31, 2007, compared to losses in prior periods was due to events in 2006 that allowed us to successfully implement our business strategy. Those events include: (i) our financing, as described below, in August and September 2006, and (ii) the acquisition of the retail distribution business on August 1, 2006. The financings in 2006 allowed us to purchase inventory for sale in 2007 and to launch new products in the pipeline. In addition, the financings that closed in 2006 allowed us to increase TV media costs and Internet media spending during 2007. In 2007, we increased our infrastructure and operating expenditures in connection with carrying out our business strategy.

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

On March 31, 2007, we had a working capital of $806,000. Based on our working capital, the newly acquired retail distribution business, transactional marketing business model, and anticipated growth, we believe that our cash requirements will increase. In November 2006, to sustain these needs, we entered into agreements with two different factoring companies, as described above. Additional growth may be funded by increasing the credit line from our factor in our retail distribution business. We may also obtain additional asset based lending using our receivables and inventory as collateral. We believe that our present cash resources, the turn-over of our existing receivables and inventory, cash available from the factoring agreements, and issuance of additional common stock for services will be sufficient on a short-term basis and over the next 12 months to fund our three operating business segments and discontinued operations, our company-wide working capital needs, and our expected investments in property and equipment.

Cash provided by operations in 2007 and 2006 was $.2 million for both periods. The net change of $-0- was due offsets of increases and decreases as follows: Increases in cash provided from operations in 2007 compared to 2006 were due to: (i) an increase in earnings of $2.1 million, net of adjustments for non-cash-items of $.4 million, (ii) a decrease in inventory of $.6 million in 2007 compared to an increase of $.2 million in 2006, and (iii) a $.8 million reduction in prepaid expenses in 2007 compared to no change in 2006. Decreases in cash provided from operations in 2007 compared to 2006 were due to: (i) an increase in accounts receivable of $.9 million in 2007 compared to no material change in 2006, (ii) the proceeds from the sale of real estate of $.7 million in 2006, compared to none in 2007, (iii) an increase in deposits in 2007 of $.6 million, compared to no material deposits in 2006, and (iv) a decrease in accounts payable of $.7 million in 2007, compared to an increase of $.6 million  in 2006.

Cash used by investing activities was $28,000 in 2007 as compared to $5,000 used in 2006. The $23,000 increase in cash being used in 2007 was primarily due an increased in capital expenditures in 2007.

Net cash used by financing activities was $281,000 in 2007 as compared with $128,000 used in 2006. The $153,000 increase in cash used in 2007 was primarily due to a $160,000 increase in the amount due from factor in 2007.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of March 31, 2007.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 9,841,639	$ 3,295,652	$ 4,829,035	$ 248,505	$ 1,468,447
Operating Leases	1,201,795	326,852	531,309	343,634	-
Total	$ 11,043,434	$ 3,622,504	$ 5,360,344	$ 592,139	$ 1,468,447

Employment Agreements

Material employment agreements are disclosed in Note 7 to the consolidated financial statements.

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

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2007, Diversified Capital Services of N.A., Inc. (“Diversified”) filed a lawsuit in the Supreme Court of New York for the County of New York naming the Company and Worldwide Excellence, Inc., a wholly owned subsidiary of the Company (“WWE”), as defendants and alleging breach of a purported Management and Consulting Agreement by and between Diversified and WWE (the “Agreement”).  Diversified contends that WWE failed to pay Diversified amounts due under the Agreement for consulting services and in connection with certain of the Company’s financing transactions.  Diversified is seeking approximately $617,000 in cash, a warrant to purchase 200,000 shares of Company common stock at $1 per share, and 107,500 “preferred units.”  The Company contests the allegations and claims made in the lawsuit, believes that they are without merit, and intends to vigorously defend itself in the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Preferred Stock

During the three months ended March 31, 2007, four Series A preferred stockholders converted an aggregate of 105,000 shares of Series A preferred stock into 210,000 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

Equity Compensation

On September 19, 2006, the Company entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate if $7,500 per month in unregistered, restricted VBI common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to be issues is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of December 31, 2006, the calculation of the VWAP resulted in a per share price of $.75. In January 2007, the Company issued 30,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from January 1, 2007 through March 31, 2007. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

VERTICAL BRANDING, INC.

May 15, 2007	/s/ VICTOR BRODSKY
Victor Brodsky
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

3.3	Form of Certificate of Determination of Series A Preferred .	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

3.4	1st Amendment to Amended Certificate of Incorporation dated October 30, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 2, 2006.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.