Form 10QSB
period 2007-06-30
VERTICAL BRANDING, INC.
filed 2007-08-14
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|  No |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes |   |  No |X|

As of the close of business on August 10, 2007, there were 23,220,635 shares of the issuer's classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes |   |  No |X|

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 68,929	$ 104,916
Accounts receivable, net	4,590,401	2,581,803
Due from factor	451,391	573,212
Mortgage and note receivable	5,189	5,325
Inventories	2,688,523	2,857,436
Infomercial production costs	569,535	252,079
Deposits	155,477	252,494
Prepaid expenses	437,014	958,205
Due from Adsouth Partners, Inc.	254,457	150,000
Other current assets	39,891	56,097
Assets of discontinued operations	86,325	134,914
Total current assets	9,347,132	7,926,481
Property and equipment, net	366,063	233,594
Other assets:
Restricted cash	69,288	69,288
Real estate held for rental, development and sale	4,069,857	4,165,181
Mortgage and note receivable	312,058	314,339
Deferred costs, net of accumulated amortization	738,743	819,387
Deferred tax asset, net	1,016,811	1,016,811
Retail distribution network, net	1,819,024	1,921,022
Goodwill	1,231,048	1,231,048
Other	114,492	40,272
Total other assets	9,371,321	9,577,348
Total assets	$ 19,084,516	$ 17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of notes payable	$ 5,017,263	$ 2,630,312
Accounts payable and accrued expenses	3,632,358	4,519,012
Income taxes payable	21,231	-
Other current liabilities	78,858	112,733
Liabilities of discontinued operations	14,950	28,113
Total current liabilities	8,764,660	7,290,170
Other liabilities:
Notes payable	5,582,184	6,550,080
Derivative liabilities	-	511,926
Total other liabilities	5,582,184	7,062,006
Total liabilities	14,346,844	14,352,176
Minority voting interest in subsidiary	553,739	580,454
Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 950,000 shares Series A at
June 30, 2007 and 1,111,209 shares at December 31, 2006	950	1,111
Common stock - $.001 par value;
Authorized - 100,000,000 shares
Issued and outstanding - 22,651,635 shares at June 30, 2007,
and 22,045,762 shares at December 31, 2006	22,653	22,048
Capital in excess of par value	10,927,371	10,021,298
Deferred compensation	(650,877)	(660,855)
Accumulated deficit	(5,756,164)	(6,218,809)
	4,543,933	3,164,793
Less treasury stock, at cost - 500,000 shares	(360,000)	(360,000)
Total stockholders' equity	4,183,933	2,804,793
Total liabilities and stockholders' equity	$ 19,084,516	$ 17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenues
Transactional marketing	$ 3,339,270	$ 2,176,098	$10,083,811	$ 5,845,437
Retail distribution	5,097,267	-	11,018,016	-
Real estate activities	174,372	166,221	324,369	1,252,527
Total revenues	8,610,909	2,342,319	21,426,196	7,097,964
Costs and expenses
Cost of sales	3,838,642	1,135,584	9,540,188	3,549,439
Selling	2,318,598	1,517,844	6,559,451	3,953,815
General and administrative	1,110,888	560,584	2,077,579	1,202,556
Corporate expenses (includes non-cash stock-based
compensation of $117,148 and $-0- for the three months
ended June 30, 2007 and 2006, $279,584 and $-0- for the
six months ended June 30, 2007 and 2006)	591,791	373,744	1,207,643	635,480
Depreciation and amortization	353,746	43,534	627,374	105,909
Bad debts	51,398	26,763	222,202	40,806
Total costs and expenses	8,265,063	3,658,053	20,234,437	9,488,005
Income (loss) from operations	345,846	(1,315,734)	1,191,759	(2,390,041)
Other income (expense):
Interest expense, net	(333,161)	(50,657)	(686,993)	(98,972)
Minority voting interest in net loss of subsidiary	33,396	2,752	79,215	2,326
	(299,765)	(47,905)	(607,778)	(96,646)
Income (loss) from continuing operations before
provision for income taxes	46,081	(1,363,639)	583,981	(2,486,687)
Provision for income taxes	5,078	450	24,567	3,831
Income (loss) from continuing operations	41,003	(1,364,089)	559,414	(2,490,518)
Loss from discontinued operations, net of taxes	(2,653)	(46,410)	(29,550)	(104,375)
Net Income (loss)	38,350	(1,410,499)	529,864	(2,594,893)
Preferred stock dividends	50,120	60,250	103,404	120,500
Net income (loss) applicable to common stockholders	$ (11,770)	$ (1,470,749)	$ 426,460	$ (2,715,393)
Earnings (loss) per common share:
Basic earnings (loss) per common share*	$ 0.00	$ (0.09)	$ 0.02	$ (0.16)
Diluted earnings (loss) per common share*	$ 0.00	$ (0.09)	$ 0.02	$ (0.16)
Number of weighted average shares used in computation
of basic earnings (loss) per common share	22,003,078	15,599,859	21,844,021	15,610,985
Number of weighted average shares used in computation
of diluted earnings (loss) per share	22,003,078	15,599,859	23,319,253	15,610,985
* Loss from discontinued operations is less than $.01 per share.

 The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	1,111,209	$ 1,111	22,045,762	$22,048	$10,021,298	$ (660,855)	$ (6,218,809)	500,000	$(360,000)	$2,804,793
Stock issued pursuant to
exercise of stock grants	-	-	182,834	183	158,618	(96,202)	-	-	-	62,599
Issuance of stock options	-	-	-	-	174,336	(174,336)	-	-	-	-
Fair value of warrants granted as
compensation	-	-	-	-	9,005	(9,005)	-	-	-	-
Common stock issued as payment
for preferred stock dividend	-	-	100,621	100	62,285	-	(62,385)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(4,834)	-	-	(4,834)
Conversion of preferred stock	(161,209)	(161)	322,418	322	(161)	-	-	-	-	-
Fair value of warrants granted as
additional consideration for debt
reclassified from derivative liabilities	-	-	-	-	511,927	-	-	-	-	511,927
Forfeiture of unvested stock options	-	-	-	-	(9,937)	9,937	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	279,584	-	-	-	279,584
Net income	-	-	-	-	-	-	529,864	-	-	529,864
Balance, June 30, 2007	950,000	$ 950	22,651,635	$22,653	$10,927,371	$ (650,877)	$ (5,756,164)	500,000	$(360,000)	$4,183,933

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30,	June 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$ 529,864	$ (2,594,893)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	639,566	389,992
Bad debts	222,202	40,806
Minority voting interest in net (loss) income of subsidiary	(79,215)	(3,422)
Equity based compensation	279,584	13,411
Changes in operating assets and liabilities:
Accounts receivable	(2,230,800)	(12,154)
Inventories	168,913	14,039
Prepaid expenses	521,191	-
Due from Adsouth Partners, Inc.	(104,457)	-
Proceeds from the sale of real estate	-	895,815
Additions to real estate held for rental, development and sale	-	(13,362)
Mortgage and note receivable	2,417	145,750
Other assets	(61,610)	71,987
Assets of discontinued operations	48,589	74,652
Infomercial production costs	(329,648)	(23,857)
Deposits	97,017	26,751
Accounts payable, accrued expenses and taxes	(802,824)	1,024,897
Other current liabilities	(33,875)	41,364
Liabilities of discontinued operations	(13,163)	(9,621)
Net cash provided by (used in) operating activities	(1,146,249)	82,155
Cash flows from investing activities
Capital expenditures and intangible assets	(169,504)	(816)
Acquisition costs	-	(1,385)
Net cash (used in) investing activities	(169,504)	(2,201)
Cash flows from financing activities
Proceeds from notes and loans payable	2,586,577	75,000
Principal payments on notes payable	(1,315,409)	(187,624)
Due from factor	121,821	-
Additions to deferred finance costs	(160,889)	(36,750)
(Distribution) contribution to/from minority interest	52,500	(30,000)
Costs incurred for the issuance of preferred stock	-	(38,867)
Dividend on preferred stock	(4,834)	-
Net cash provided by (used in) financing activities	1,279,766	(218,241)

 The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended
	June 30,	June 30,
	2007	2006

Net (decrease) in cash and cash equivalents	$ (35,987)	$ (138,287)
Cash and cash equivalents, beginning of period	104,916	356,331
Cash and cash equivalents, end of period	$ 68,929	$ 218,044
Additional cash flow information
Interest paid	$ 650,490	$ 39,320
Income taxes paid	$ 20,362	$ 4,039
Non-cash investing and financing activities
Conversion of debt to stock	$ -	$ 100,000
Fair value of warrants granted as compensation	$ 9,005	$ -
Reclassification of derivative liabilities to equity	$ 511,927	$ -
Stock issued as consideration for services	$ 158,618	$ 4,500
Issuance of stock options	$ 174,636	$ 14,820
Forfeiture of unvested stock options	$ 9,937	$ -
Common stock issued as payment for preferred stock dividend	$ 62,385	$ 115,961
Accrued preferred stock dividend	$ 16,889	$ 4,539
Return of 500,000 shares of common stock by former President	$ -	$ 360,000
Conversion of 161,209 shares of Series A preferred stock to
322,418 shares of common stock	$ 161	$ -

The accompanying notes are an integral part of these consolidated financial statements.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of June 30, 2007; results of operations for the six months and three months ended June 30, 2007 and 2006; cash flows for the six months and three months ended June 30, 2007 and 2006; and changes in stockholders' equity for the six months ended June 30, 2007. For further information, refer to the Company's financial statements and notes thereto included in the Company's Amendment No. 2 to Form SB-2/A Registration Statement filed on July 3, 2007. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

At the Closing, VBI delivered 3,000,000 shares of VBI Common Stock to an escrow agent and delivered 600,000 shares of VBI Common Stock to the same escrow agent (collectively, the “Earn-Out Shares”) to be held under the terms of separate escrow agreements. 3,000,000 Earn-Out Shares would be released to certain former WWE stockholders and 600,000 Earn-Out Shares would be released to certain then current VBI stockholders, respectively, if WWE’s Cumulative Net Income target of $3,000,000, as defined in the applicable escrow agreement, was met by December 31, 2006. If the Cumulative Net Income target was not met by December 31, 2006, then WWE would have had until March 31, 2007 to meet the Cumulative Net Income target. If the Cumulative Net Income target was not met in either circumstance, the Earn-Out Shares would be returned to the Company for cancellation. The Cumulative Net Income target has not been met and the Earn-Out Shares are in the process of being returned to the Company for cancellation.

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

Transactional Marketing

Provisions for discounts to customers, estimated returns and allowances and other adjustments are provided for in the same period the sales are recorded. The return estimates are based on historical records.  When no historical records of returns exist for a new product, revenue recognition is delayed until an accurate estimate of returns can be determined. The estimate, which varies from period to period, is based on cumulative historical rates and other appropriate facts known to management at the time.

Retail Distribution

Revenues from the sale of products are recognized upon the shipment of the goods being sold and are net of estimated returns and other promotional allowances. The estimate, which varies from period to period, is based on cumulative historical rates and other appropriate facts known to management at the time.

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

Real Estate Held for Rental, Development and Sale

Properties are carried at the lower of acquisition cost or market, less the costs to sell. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular. Properties are reviewed for impairment whenever events or circumstances give rise to question cash flows and current fair values or other indications that their carrying value may not be recoverable. The Company evaluates impairment on its real estate holdings when events give rise to question cash flows and current fair values.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

Deferred Costs

Deferred costs include costs to obtain financing and prepaid leasing commissions paid to brokers in the Company’s real estate division. Deferred finance costs are amortized over the life of the loan. Deferred broker fees are amortized over the life of the tenant’s lease. Amortization of deferred costs is provided by application of the straight-line method over estimated useful lives as follows:

Deferred finance fees	1-3 years
Deferred brokerage commission	5-6 years

Retail Distribution Network

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network. Amortization of retail distribution network totaled approximately $102,000 for the six months ended June 30, 2007. Amortization of retail distribution network totaled approximately $50,000 for the three months ended June 30, 2007.

The retail distribution network is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the retail distribution network is compared to its carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with the reverse merger on November 29, 2005. The excess of the costs in excess of the assets are related to the benefits WWE derived from VBI being a publicly traded company with operations, assets and history. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized; instead goodwill is tested for impairment on an annual basis. The Company periodically evaluates whether events or circumstances have occurred indicating the carrying amount of goodwill may be impaired.

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

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 to 24 months. If it is determined that the related product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed. Amortization expense, included in selling expenses for the six months ended June 30, 2007 and 2006 was $12,192 and $284,084. Amortization expense for the three months ended June 30, 2007 and 2006 was $7,961 and $184,389.

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

Earnings (loss) per Share

Basic and diluted earnings per common share for the six months and three months ended June 30, 2007 and 2006 is calculated by dividing net income allocated to common stock by the weighted average common shares outstanding during the period. In accordance with FAS 128, “Earnings per Share”, the weighted average number of shares of common stock used in the calculation of diluted earnings per share is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method, and (ii) the assumed conversion of convertible notes and convertible preferred stock. Assumed exercise or conversion is only if the exercise price and the conversion price exceeds the weighted average market price for the period, and that the entity records earnings from continuing operations, as the inclusion of such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. Potential shares of common stock for the periods presented consist of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Convertible preferred stock	1,900,000	2,222,418
Convertible debt	8,346,478	8,720,145
Warrants	5,559,000	5,544,000
Options	2,324,275	2,142,250
Total potential shares of common stock	18,129,753	18,628,813

For the six months ended June 30, 2007, a portion of potential common shares were dilutive and 12,912,753 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per share common share to dilutive earnings per common share:

		Weighted	Net
		Average	Income
	Net	Shares	per
Six months ended June 30, 2007	Income	Outstanding	Share
Basic earnings per common share attributable to common shareholders	$ 426,460	21,844,021	$ 0.02
Assumed conversion of potential shares of
common stock using treasury stock method	$ -	1,475,232
Diluted earnings per common share	$ 426,460	23,319,253	$ 0.02

During the six months ended June 30, 2006 and the three months ended June 30, 2007 and 2006, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the transactional marketing division, which are in excess of 10% of net revenues follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Product line A	59.9%	15.7%	65.5%	-
Product line B	28.1%	-	15.5%	-
Product line C	-	-	11.5%	-
Product line D	-	24.0%	-	22.6%
Product line E	-	38.9%	-	31.3%
Product line F		21.4%	-	38.8%

Major product lines in the retail distribution division, (acquired on August 1, 2006), which are in excess of 10% of net revenues for the three months ended March 31, 2007 follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Product line A	74.0%	-	79.2%	-

There are two customers that make up 32.4% and 13.9% of net revenues from the retail distribution business for the three months ended June 30, 2007. The same two customers make up 27.7% and 13.1% of net revenues from the retail distribution business for the six months ended June 30, 2007.

Revenue from real estate activities for the six months ended June 30, 2006 consists of 71.9% from the sale of one parcel.

All note receivables are from the sale of real estate in New York.

Advertising and Media Costs

Media costs are charged to operations in the period incurred and totaled $5,402,782 and $3,157,142 for the six months ended June 30, 2007 and 2006, and $1,652,398 and $1,207,356 for the three months ended June 30, 2007 and 2006.

Advertising costs in the retail products division, which commenced with the Adsouth acquisition on August 1, 2006, are charged to operations in the period incurred and totaled $152,683 and $134,275 for the six months and three months ended June 30, 2007.

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

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At March 31, 2007 and December 31, 2006, there were no such adjustments.

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

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Current portion:
Hunter, New York (Clubhouse)	$ 5,189	$ 5,325
Total current	5,189	5,325
Non-current portion:
Hunter, New York (Clubhouse)	312,058	314,339
Total non-current	312,058	314,339
Total	$ 317,247	$ 319,664

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

The mortgage is collateralized by the underlying real estate and matures as follows:

Year ending December 31,
2007 (six months)	$ 2,864
2008	4,659
2009	5,046
2010	5,464
2011	5,918
Thereafter	293,296
$ 317,247

Real Estate Held for Rental, Development and Sale

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at June 30, 2007 was $2,018,750.

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

Real Estate Held for Rental, Development and Sale consists of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Office building, East Granby, Connecticut:
Building	$ 3,646,615	$ 3,646,615
Building improvements	273,270	273,270
Equipment	46,178	46,178
	3,966,063	3,966,063
Accumulated depreciation	(294,358)	(199,034)
Net, building and equipment	3,671,705	3,767,029
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	$ 4,069,857	$ 4,165,181

Depreciation expense of the East Granby property for the six months ended June 30, 2007 and 2006 was $95,324 and $90,038. Depreciation expense of the East Granby property for the three months ended June 30, 2007 and 2006 was $47,856 and $35,596.

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

Revenue from real estate activities for the periods indicated consist of the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sale of 65 acre parcel	$ -	$ -	$ -	$ 900,000
Rental income	168,027	158,606	311,658	336,932
Interest from mortgages	6,345	7,615	12,711	15,595
	$ 174,372	$ 166,221	$ 324,369	$ 1,252,527

5. Deferred Costs

Deferred costs include the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Financing costs:
First mortgage, office building	$ 37,434	$ 37,434
Second mortgage, office building	119,481	119,481
Related Party; aggregate fees paid to the Company's Chief Executive Officer and Chief Operating Officer for the personal guaranty for the repayment
of advances under an agreement with a factor	-	100,000
Line of credit	77,843	-
10% Secured convertible notes	649,484	566,438
Total financing costs	884,242	823,353
Real estate broker leasing commissions	176,100	176,100
Total deferred costs	1,060,342	999,453
Less accumulated amortization	321,599	180,066
Deferred finance costs, net of accumulated amortization	$ 738,743	$ 819,387

Amortization of deferred costs for the six months ended June 30, 2007 and 2006 was $241,532 and $10,957. Amortization of deferred costs for the three months ended June 30, 2007 and 2006 was $153,676 and $5,479.

6. Notes Payable

Notes payable include the following:

	June 30,	December 31,
	2007	2006
	(unaudited)

10% Secured convertible notes	$ 5,517,570	$ 5,775,400
Less unamortized note discount	(260,694)	(323,261)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(355,505)	(440,825)
Line of credit	1,750,672	-
Promissory note	-	-
Demand note	459,209	561,209
First mortgage payable, office building	2,018,750	2,057,178
Second mortgage payable, office building	1,100,000	1,100,000
Bank loan	-	52,075
Tenant improvement loan	19,446	48,616
Series A Bonds	300,000	300,000
Series B Bonds	50,000	50,000
	10,599,448	9,180,392
Less current maturities	5,017,263	2,630,312
Long-term debt	$ 5,582,185	$ 6,550,080

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

The Notes mature on July 31, 2009. The Notes require monthly interest-only payments through May 31, 2007 and equal monthly payments of principal and interest thereafter through the balance of the 36 month term of the Notes. The Notes are convertible from time to time at the option of Gottbetter into the common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). The $0.69 floor on the Conversion Price (the “Floor Price”) is subject to reduction in an Event of Default, as such term is defined in the Notes.  An Event of Default includes, but is not limited to, the Company’s failure to achieve certain adjusted EBITDA targets for periods specified in the Notes.  Upon an Event of Default, or ninety (90) days after the Event of Default in the case of a missed EBITDA Target, the Floor Price is reduced 50%, to $0.345, and reduces an additional $0.05 for each thirty (30) days thereafter that the Event of Default remains uncured.  Consequently, if an Event of Default were to occur and continue uncured for a period of 210 days or more, the Floor Price would reduce to zero.  Under these circumstances, the Notes would remain convertible at a discount to market price as described above, but there would be no price below which the Notes could not be converted and, correspondingly, an indeterminate number of shares of Company common stock that could issue on conversion of the Notes.  Gottbetter may not convert the Notes or exercise the Warrant (as defined below), however, if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. Additionally, Gottbetter irrevocably waived the right to receive, upon conversion of the Notes, shares of the Company’s common stock in excess of the number of shares then authorized but unissued.  Once an Event of Default, if any were to occur, is cured, the Floor Price would reset to $0.69.  In the case of a Floor Price reduction due to the Company’s failure to meet adjusted EBITDA targets, the Floor Price would reset to $0.69 upon VBI’s achievement of any subsequent adjusted EBITDA target.  VBI has to date met or exceeded the applicable adjusted EBITDA targets.

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

The Company and its subsidiaries granted Gottbetter a security interest in all of its tangible and intangible personal property pursuant to a Security Agreement dated July 31, 2006 between the Company, its subsidiaries and Gottbetter (the “Security Agreement”).

In addition to the Notes, Gottbetter received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). The exercise price of the Warrant is subject to reduction in the event the Company is not able to timely register shares of common stock underlying the Notes (an “Effectiveness Failure”) or if the Company is not able to maintain such registration once effective (a “Maintenance Failure”), all as more fully described in a Registration Rights Agreement VBI entered into with Gottbetter simultaneously with the Securities Purchase Agreement.  Under the Registration Rights Agreement, in the event of an Effectiveness or Maintenance Failure, the exercise price of the Warrant would initially reduce $0.15 to $0.60, and would reduce an additional $0.10 for each thirty (30) day period thereafter.  VBI was originally required to register 17 million shares of stock underlying the Notes and Warrant on or before February 28, 2007.  Gottbetter subsequently irrevocably waived (a) any and all rights and remedies associated with an Effectiveness Failure, including a reduction in the exercise price of the Warrant, occurring on or before July 31, 2007, except as follows: (i) a reduction in the exercise price of the Warrant of $0.05 if the Effective Date has not occurred on or before June 15, 2007, (ii) an aggregate reduction in the exercise price of the Warrant of $0.15 if the Effective Date has not occurred on or before June 30, 2007, and (iii) an aggregate reduction in the exercise price of the Warrant of $0.25 if the Effective Date has not occurred on or before July 31, 2007; (b) a reduction in the exercise price of the Warrant of greater than $0.10 for any thirty (30) day period after July 31, 2007, during which an Effectiveness Failure shall exist; and (c) the right, under any circumstances, to purchase shares of the Company’s common stock pursuant to the Warrant for a price per share below $0.37. Gottbetter has also waived its right to registration of the 3 million shares underlying the Warrant, bringing the total required to be registered to 14 million shares. As of August 11, 2007, the Company has not completed the registration of the shares of common stock underlying the Notes. As a result of the Effectiveness Failure, the exercise price of the Warrant was reduced to $.60 on June 30, 2007 and to $.50 as of July 31, 2007.

Total closing costs paid in connection with the loan, including discount fee, were $1,024,884, which are being amortized over the 36 month life of the loan. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $511,927. Amortization expense of the fair value of warrants issued for the six months and three months ended June 30, 2007 was $85,321 and $42,660.

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

Line of Credit:On June 4, 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed $1,000,000. Inclusion of eligible inventory in the calculation of Borrowing Base remains subject to Lender receiving a report and appraisal of inventory satisfactory to Lender.  VBI has guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007 (the “Guaranty”).

 Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%.  Upon the occurrence and during the continuance of an event of default (as defined below) the interest rate on amounts outstanding under the BFI Agreement will be increased three percentage points above the interest rate in effect immediately prior to such event of default.  Interest will be payable monthly in arrears and the Company is required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. The Company is required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. The Company paid the annual loan fee of $50,000 at closing. In addition, there was approximately $28,000 of other closing costs paid in connection with the credit line.

VBI has granted Lender a security interest in all of its assets as security for obligations under the BFI Agreement.  The Company has also established a bank account in Lender’s name into which collections on accounts receivable and other collateral of ASM are deposited (the “Collateral Account”).  Pursuant to the deposit control account agreement between VBI and Lender with respect to the Collateral Account, Lender is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the BFI Agreement; provided that Lender is required to distribute to us any amounts remaining after payment of all amounts due under the BFI Agreement. To secure its obligations under the Guaranty, VBI has agreed to grant Lender, within 30 days of the date of the BFI Agreement, a blanket security interest in all of the Company’s assets pursuant to the Security Agreement executed by VBI in favor of Lender on June 4, 2007 (the “Security Agreement”).

The BFI Agreement imposes certain covenants on VBI, ASM and the Company’s Subsidiaries in its Transactional Marketing Business, which are included under the BFI Agreement, including covenants requiring VBI to (i) deliver financial statements and inventory and accounts payable reports to Lender; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain its corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify Lender in advance of relocating its premises; and (viii) refrain from substantially changing its management or business.

The BFI Agreement has an initial term of 12 months (the “Basic Term”) and thereafter shall automatically renew for successive 12 months periods (each a “Renewal Term”) so long as neither VBI nor Lender delivers written notice of its intention to terminate the BFI Agreement. During any Renewal Term, the BFI Agreement may be terminated by either party on at least 30 days prior written notice to the other party.  If Lender delivers notice that it intends to terminate the BFI Agreement, other than in connection with an event of default, the Company is entitled to a period of 90 days beyond the termination date in which to obtain replacement financing and/or repay amounts borrowed.  If the Agreement is terminated by VBI, there is a prepayment fee equal to the applicable minimum monthly interest payment multiplied by the number of months remaining in the applicable Basic Term or Renewal Term at the time of such termination; provided, however, that if Lender has not agreed to include inventory in the calculation of Borrowing Base, then VBI may terminate the BFI Agreement without incurring any prepayment fees.

The term “Event of Default” is defined under the BFI Agreement to include, among other things: a payment default; a material failure for VBI to perform other obligations under the BFI Agreement; a material adverse change in the Company’s business or the Lender’s security interest or prospect of repayment; insolvency; certain defaults under agreements with third parties; misrepresentations; unsatisfied judgments against the Company and termination of any guaranties.  Upon the occurrence and continuance of an Event of Default, Lender may, without notice or demand, declare all obligations under the BFI Agreement immediately due and payable and proceed against the collateral, among other rights and remedies.

VBI received an initial advance on June 6, 2007 in the amount of $830,433 upon the execution of the BFI Agreement (the “Initial Loan”). The proceeds of the Initial Loan were used to payoff obligations owed to Marquette Commercial Finance under a previous factoring agreement which was simultaneously terminated by ASM, as well as to pay fees associated with the close of the BFI Agreement.

A condition precedent to the Company’s ability to borrow money under the credit line was the entry by Gottbetter Capital Master, Ltd. (“Gottbetter”), holder of senior convertible notes issued by VBI in the aggregate amount of $5.775 million (the “Notes”) and a security interest in VBI’s assets, into subordination and intercreditor agreements acceptable to Lender.  Pursuant to the Notes, VBI permitted to grant a first priority lien on its assets in connection with a working capital line of credit of up to $3 million. In order to induce Gottbetter to enter into the subordination and intercreditor agreements for the $5 million line from Lender, VBI agreed to waive certain rights under the Notes.  In particular, VBI agreed that, in the event borrowing under the credit facility with Lender at any time exceeds $3 million, the Company will waive the right to redeem the Notes for an amount less than 130% of the face amount redeemed.  The Notes are currently redeemable by VBI at the greater of (i) 125% of the amount redeemed or (ii) the market value of the Notes on a converted basis, as determined under a formula provided in the Notes.

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

First Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at June 30, 2007 was $2,018,750 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest.

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

Bank loan: In May 2005, Granby obtained a $180,000 bank loan from HSBC, to be used for tenant improvements and brokerage commissions on new leases. The terms of the loan call for monthly payments of $140, which was interest only at the rate of 0.9% through November 2005. Beginning in December 2005, the interest rate increased to 7.2%, and the monthly payment changed to $10,580 per month for principal plus interest, until the loan was fully amortized in May 2007. Repayment of the loan had been guaranteed by Lester Tanner, an officer and director of Granby. Lester Tanner’s daughter also owns a 12% membership interest in Granby.

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

Series A Bonds: In July 2002, the board of directors of VBI authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $300,000 of Bonds outstanding at June 30, 2007 and December 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of June 30, 2007 was 11.25%. On July 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of June 30, 2007, an officer and shareholder of the Company is related to two of the bondholders.

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

Series B Bonds: In February 2003, the board of directors of VBI authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. There were $50,000 of Series B Bonds outstanding at June 30, 2007 and Decemebr 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of June 30, 2007 was 11.25%. On July 1, 2007, the rate of interest remained at 11.25% for the next calendar quarter. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of June 30, 2007, an officer and shareholder of the Company is related to one of the bondholders.

The Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp.

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share.

Factoring Agreement (Retail Distribution): On November 8, 2006, the Company’s Adsouth Marketing, LLC (“ASM”) subsidiary completed an account transfer and purchase agreement with a factoring company. This agreement was terminated on

June 6, 2007 in connection with the closing of a line of credit with BFI Business Finance. ASM sold qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM paid a fixed discount of 0.75% of the gross amount of any receivables sold and was advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold was held as a reserve by the factoring company until such time as the receivable was collected by the factoring company.  ASM paid a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM had granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with the Company’s and ASM’s other creditors. Each sale of an account receivable was treated as a sale, and not as a secured borrowing, pursuant to SFAS 140. Each sale reduced the Company's accounts receivable on its balance sheet by the face amount and increased cash by the net amount received by the Company (after deducting the purchase discount applied from the face amount).

The advances paid by the factoring company to ASM under the account transfer and purchase agreement was guaranteed by the Company, its chief executive officer, Nancy Duitch, and by its president and chief operating officer, Alan Gerson.  The Company had agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. The Company had agreed to pay each guarantor $50,000, which was 2.5% of the facility amount, in January 2007. The guaranty fee was being amortized over the two year term of the factoring agreement until the agreement was cancelled on June 6, 2007.

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

Aggregate maturities of the amount of notes payable at June 30, 2007 is as follows:

Year ending December 31,
2007 (six months)	$ 4,018,780
2008	2,573,911
2009	2,854,455
2010	110,259
2011	116,513
Thereafter	1,541,728
Total principal payments	11,215,646
Less unamortized note discount	(260,694)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(355,504)
Total debt	$ 10,599,448

7. Derivative Liabilities:

As of December 31, 2006, the Gottbetter financing contained a conversion feature where there would be an indeterminate number of shares that may be required to share settle the obligation, but the amount of shares to settle would only be an indeterminate number if the Company was in default.  The Company concluded that in the event of default under the Gottbetter financing, it is possible that VBI may not have sufficient authorized shares available to meet the potential commitment. Since the Company was not in default under the Gottbetter financing as of December 31, 2006, VBI concluded that it had sufficient number of authorized shares to meet any other common share requirements based on existing convertible debt, convertible preferred stock, warrants and any other potential commitments, and accordingly, did not reclassify any of these commitments as derivative liability.

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

Rent expense for the six months ended June 30, 2007 and 2006 was $183,138 and $91,016. Rent expense for the three months ended June 30, 2007 and 2006 was $86,755 and $45,729.

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2007 (six months)	$ 190,036
2008	352,098
2009	270,224
2010	233,861
2011	173,416
$ 1,219,635

Employment Agreements

Chief Executive Officer:

Effective April 1, 2005, the two Co-Chief Executive Officers of the Company, Jeffrey S. Edell and Nancy Duitch, who is also the Chief Marketing Officer, have entered into an employment agreement with WWE. On July 16, 2007, the Company filed a Current Report on Form 8-K amending the employment agreement of Nancy Duitch (the “Amendment”). Each executive’s employment agreement is for a term of three years, terminable by the applicable executive on 60 days’ notice and terminable by WWE for “cause”. The applicable executive’s annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and the applicable executive is entitled to a performance bonus based on exceeding the following EBITDA targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million (amended to $3.2 million in accordance with the Amendment). Executives holding the combined positions of President and/or CEO are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year.  The applicable executive is entitled to a monthly car allowance of $1,000 and is entitled to health, medical and other benefits as adopted by the Company’s Board of Directors from time to time.  Each executive is subject to a two-year non-disclosure obligation, but is not bound by any post employment non-compete. In consideration of her entry into the Amendment, the Company agreed to pay Ms. Duitch $60,000, such amount to be paid at the time of payment of the CEO/President annual performance bonuses for 2007, if any.

As reported on Current Reports filed on Forms 8-K dated June 6, 2006 and June 9, 2006, Jeffrey S. Edell resigned his position as President and Co-Chief Executive Officer of the Company, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board.

Upon the termination of Mr. Edell’s Employment Agreement, he and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of VBI common stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. In addition, Mr. Edell agreed to relinquish any claim with respect to all of his earn-out shares (“Returned Earn-Out Shares”), which he may have been entitled to. The Earn-Out Shares of up to a maximum of 1,450,000 shares, which were available to Mr. Edell, were being held in accordance with the terms of an escrow agreement dated November 29, 2005. The Returned Common Shares were used to assist in facilitating the hiring of a senior executive. The earn-out period ended March 31, 2007, and the earn-out shares were not earned. However, had to the extent that the Returned Earn-Out Shares have not been earned, and to the extent the shares were not issued, cancelled, or reserved, and the Company had been subsequently sold, he would have received a pro-rated portion of any sales price that the owner of those shares would have ordinarily received.

Chief Operating Officer:

On July 15, 2006, the Company entered into an employment agreement (the “Gerson Employment Agreement”) with Alan Gerson, subject to the approval of the board of directors. The Gerson Employment Agreement was approved by the board of directors on July 18, 2006, and then appointed Alan Gerson as President and Chief Operating Officer.

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

The Gerson Employment Agreement shall terminate: (i) upon the expiration of three years, (ii) upon the determination in writing by the board that there is justifiable cause, in which case, Mr. Gerson has 30 days to cure such justifiable cause, (iii) immediately upon death or Disability, or (iii) upon 60 days written notice of his voluntary resignation. Upon termination of Mr. Gerson’s employment for justifiable cause or his voluntary resignation without good cause, he will be entitled to receive any compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination. Upon the voluntary resignation of Mr. Gerson with good cause or his termination by VBI without justifiable cause, or upon termination due to death or Disability, he shall receive:

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

Mr. Gerson received, as an inducement for his accepting the position of President and Chief Operating Officer, and as part of his initial compensation package, options to purchase up to 1,000,000 shares of the Common Stock of VBI, to be issued within thirty days of his employment under a Qualified Stock Option Plan to be adopted by the Company. Options to purchase 200,000 shares of the Common Stock of VBI shall vest immediately upon the execution of the Gerson Employment Agreement. The remaining Options to purchase 800,000 shares of the Common Stock of VBI shall vest ratably over a 30 month period from the date of the Gerson Employment Agreement. The strike price of such Options is $0.52 and are exercisable for five years from the date of grant. It is further understood and agreed that Mr. Gerson will be eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 Shares at then current market prices (see Amendment below), should annual performance goals be met. These Options will be made available in three traunches, as follows: Options to purchase 200,000 shares with a strike price calculated based on the market price of the stock on the first day of trading in January 2007 (see stockholders’ equity note); Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2008, and Options to purchase 400,000 shares with a strike price calculated based on the market price of the stock on the first trading day in January 2009. These additional grants of options would be in addition to any cash bonuses applicable pursuant to the Gerson Employment Agreement.

On July 16, 2007, the Company filed a Current Report on Form 8-K amending the employment agreement of Mr. Gerson (the “Amendment”). The Amendment to the Gerson Employment Agreement restructured the long-term equity incentive component of Mr. Gerson’s compensation package.  Under the Gerson Employment Agreement, Mr. Gerson has received options to purchase up to 1.2 million shares of Company common stock. The Gerson Employment Agreement contemplates the issuance of additional options to purchase up to 800,000 shares of Company stock in the event annual performance goals are met in 2007 and 2008.  The Amendment to the Gerson Employment Agreement provides that, in lieu of such additional future option grants, the Company will presently issue a performance (restricted) stock award under the Company’s 2006 Equity Incentive Plan in the amount of 444,000 shares and which vests in three (3) equal installments upon the Company’s achievement of specified EBITDA, market capitalization and/or fair market value of Company common stock milestones.

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

9. Shareholders' Equity

Conversion of Preferred Stock

During the six months ended June 30, 2007, five Series A preferred stockholders converted an aggregate of 161,209 shares of Series A preferred stock into 322,418 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933. As of June 30, 2007, the Company had 950,000 shares of Series A convertible preferred stock outstanding.

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

The third dividend payment was due on May 29, 2007. The Company elected to pay the dividend by issuing 100,621 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the dividend payment date was $.62 per share.

Other Equity Compensation

Directors and Officers

On January 23, 2007, the Board of Directors granted options to purchase 10,000 shares of the company’s common stock as additional consideration to a Director.  The valuation on the date of the grant was $.75 per share.

Pursuant to the employment agreement of Alan Gerson, the Company’s President and Chief Operating, he is eligible, under his annual bonus plan, for grants of additional options to purchase another 1,000,000 shares(Amended on July 10, 2007), to be made available in three traunches, at then current market prices, should annual performance goals be met. On February 15, 2007, the Board of Directors approved Mr. Gerson’s grant of options to purchase 200,000 shares of the Company’s common stock, to be issued two days after a press release announcing fourth quarter earnings. The options were issued to Mr. Gerson on March 15, 2007. The valuation on the date the options were issued was $1.05 per share.

Other Services

On September 19, 2006, the Company entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate if $7,500 per month in unregistered, restricted VBI common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to be issues is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of December 31, 2006, the calculation of the VWAP resulted in a per share price of $.75. In January 2007, the Company issued 30,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from January 1, 2007 through March 31, 2007. In April 2007, the Company issued 25,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from April 1, 2007 through June 30, 2007.

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

Warrants

Warrants outstanding as of June 30, 2007 is summarized in the following table:

		Exercisable	Exercise	Call
Description of Warrants	Shares	Through	Price	Provision

Warrants which accompanied the Bridge Loans prior to the private
placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$ 1.00	(1)
Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:
Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$ 1.00	(1)
		December 30, 2007	$ 1.50	(1)
		December 30, 2008	$ 1.50	(1)
Warrants which were granted to investors and creditors, subject to	80,000	November 29, 2008	$ 1.00	(1)
the private placement that closed November 29, 2005
	150,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.50	(1)
		November 29, 2008	$ 1.50	(1)
	45,000	November 29, 2006	$ 1.00	(1)
		November 29, 2007	$ 1.25	(1)
		November 29, 2008	$ 1.50	(1)
	139,000	November 29, 2006	$ 1.00	(1)
		November 29, 2008	$ 1.50	(1)
Total warrants outstanding at December 31, 2005	2,444,000
Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$ 0.50
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$ 0.75
Warrants which were granted to a consultant as additional consideration	75,000	December 6, 2006	$ 0.80
Warrants which were granted to a consultant as additional consideration	15,000	December 15, 2009	$ 0.60
Warrants which were granted to a consultant as additional consideration	15,000	April 23, 2007	$ 0.77
Total warrants outstanding at June 30, 2007 (unaudited)	5,559,000

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

As a result of the adoption of FAS 123(R), the Company's results from operations for the six months and three months ended June 30, 2007 include share-based compensation expense totaling $279,584 and $117,148. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating tax losses.

Stock option compensation expense for the six months and three months ended June 30, 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. There were no material options granted prior to July 27, 2006.

The weighted average estimated fair value of all awards granted under the 2006 Plan for the six months ended June 30, 2007 and 2006 was $.83 and $-0-, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the vesting term of the option.

The assumptions made in calculating the fair values of options are as follows:

Six months ended
	June 30,	June 30,
	2007	2006
Risk free interest rate	4.50% - 4.85%	N/A
Expected dividend yield	0%	N/A
Expected lives	3 years	N/A
Expected volatility	142.96% to	N/A
	179.85%	N/A

The Company granted 210,000 options and 127,834 shares of common stock under the 2006 Plan during the six months ended June 30, 2007.

The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
Outstanding - January 1, 2007	2,122,000	$ 0.56
Granted	210,000	$ 1.04
Exercised	-	$ -
Forfeited/expired	(35,000)	$ 0.60
Outstanding - June 30, 2007	2,297,000	$ 0.61	6.00	$ 393,050

The following table represents non-vested stock options granted, vested, and forfeited during the six months ended June 30, 2007:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2007	1,710,972	$ 0.36
Granted	210,000	$ 0.83
Vested	(367,278)	$ 0.39
Forfeited/expired	(32,083)	$ 0.33
Nonvested - June 30, 2007	1,521,611	$ 0.42

As of June 30, 2007, there was $644,979 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.  The total fair value of shares vested during the six months ended June 30, 2007 and 2006, was $139,943 and $-0-, respectively.

Other Options

Each non-employee director of the former VBI Board of Directors who owned less than 5% of the Company's stock was granted annually, a five year option to purchase 1,500 shares of common stock. The exercise price of the options is the mean between the high and low asked price at the close of trading on the grant date. On October 26, 2005, the VBI Board of Directors adjusted the options and exercise prices to reflect the 35% stock dividend to VBI shareholders on August 24, 2005. As of June 30, 2007, five former directors had been issued options totaling 22,275 shares, expiring through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.

Shares Reserved for Future Issuances

As of June 30, 2007, there were outstanding options convertible into 2,319,275 shares of common stock, warrants convertible into 5,559,000 shares of common stock, 950,000 shares of Series A preferred stock, convertible into 1,900,000 shares of common stock, and debentures that are convertible into 8,346,478 shares of common stock. In addition, under various employment agreements: (i) options to purchase 250,000 shares of common stock may be granted through April 2017, and (ii) a right to earn of up to 444,000 shares of restricted common stock through July 15, 2009, if certain performance goals are met under those agreements. If the performance goals are met, and the Company issues the additional options and the common stock is earned, there will be 1,687,416 shares available to grant under the 2006 Plan.

10. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Current:
Federal	$ 69,273	$ -	$ 69,273	$ -
State	5,078	450	24,567	3,831
Total current	74,351	450	93,840	3,831
Deferred:
Federal	(69,273)	-	(69,273)	-
State	-	-	-	-
Total deferred	(69,273)	-	(69,273)	-
Total	$ 5,078	$ 450	$ 24,567	$ 3,831

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $5,615,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through December 31, 2006 of $4,124,000. These losses will be available for future years, expiring through December 31, 2026. The Company's taxable income for the six months ended June 30, 2007 was approximately $224,000. The Company has taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Significant components of deferred tax assets (liabilities) were as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Tax loss carryforwards	$ 3,242,147	$ 3,311,420
Less valuation allowance	(2,225,336)	(2,294,609)
Deferred tax assets	$ 1,016,811	$ 1,016,811

11. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. Occupancy costs related to VBI’s New Rochelle, New York office were also allocated to discontinued operations. The lease expired in February 2007, and has not been renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through June 30, 2007 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at June 30, 2007.

Summarized financial information of the medical financing segment as discontinued operations for the periods indicated follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenue:
Income from the purchase and collections
of medical receivables	$ 530	$ -	$ 2,322	$ 4,394
Costs and expenses:
Employment costs	1,065	21,482	7,757	49,083
Occupancy costs	2,402	13,038	10,938	26,072
Other	(284)	8,071	8,836	25,951
Depreciation and amortization	-	3,819	4,341	7,637
Total costs and expenses	3,183	46,410	31,872	108,743
(Loss) from operations	(2,653)	(46,410)	(29,550)	(104,349)
Other expense	-	-	-	26
(Loss) from discontinued operations	$ (2,653)	$ (46,410)	$ (29,550)	$ (104,375)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Finance receivables, net	$ 26,282	$ 46,274
Management fee receivables, net	60,043	79,374
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	-	4,341
Other assets	-	4,925
Total assets	$ 86,325	$ 134,914
Accounts payable and accrued expenses	$ 14,950	$ 28,113
Total liabilities	$ 14,950	$ 28,113

Finance and Management Fee Receivables

Receivables acquired in the acquisition of VBI on November 29, 2005, were recorded at their net fair market value, which is their outstanding unpaid principal balances, reduced by any prior charge-off or valuation allowance and net of estimated direct costs of collections.

Net finance receivable and management fees receivable consist of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)

Net collectible value of finance receivables	$ 26,429	$ 55,480
Allowance for collection costs	(147)	(9,206)
Net finance receivables	$ 26,282	$ 46,274
Net collectible value of management fee receivables	$ 80,059	$ 105,833
Allowance for collection costs	(20,016)	(26,459)
Net management fee receivables	$ 60,043	$ 79,374

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

Total revenue from external customers by similar product and service groups for each business segment follows:

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Six months ended June 30, 2007
Housewares	$ 8,366,995	$ 10,531,234	$ -	$ -	$ 18,898,229
Beauty products	1,295,635	486,782	-	-	1,782,417
Fitness	5,110	-	-	-	5,110
Other income	416,071	-	-	-	416,071
Rental income	-	-	311,658	-	311,658
Interest from mortgages	-	-	12,711	-	12,711
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$ 10,083,811	$ 11,018,016	$ 324,369	$ -	$ 21,426,196
Six months ended June 30, 2006
Housewares	$ 1,662,941	$ -	$ -	$ -	$ 1,662,941
Beauty products	1,826,896	-	-	-	1,826,896
Fitness	2,265,851	-	-	-	2,265,851
Other income	89,749	-	-	-	89,749
Rental income	-	-	336,932	-	336,932
Interest from mortgages	-	-	15,595	-	15,595
Sale of real estate	-	-	900,000	-	900,000
Total revenue from external customers	$ 5,845,437	$ -	$ 1,252,527	$ -	$ 7,097,964
Three months ended June 30, 2007
Housewares	$ 3,008,593	$ 4,922,427	$ -	$ -	$ 7,931,020
Beauty products	67,429	174,840	-	-	242,269
Fitness	(90)	-	-	-	(90)
Other income	263,338	-	-	-	263,338
Rental income	-	-	168,027	-	168,027
Interest from mortgages	-	-	6,345	-	6,345
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$ 3,339,270	$ 5,097,267	$ 174,372	$ -	$ 8,610,909

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total

Three months ended June 30, 2006
Housewares	$ 865,254	$ -	$ -	$ -	$ 865,254
Beauty products	828,382	-	-	-	828,382
Fitness	453,255	-	-	-	453,255
Other income	29,207	-	-	-	29,207
Rental income	-	-	158,606	-	158,606
Interest from mortgages	-	-	7,615	-	7,615
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$ 2,176,098	$ -	$ 166,221	$ -	$ 2,342,319

Business segment information as of June 30, 2007 and for the six months and three months ended June 30, 2007 and 2006 follows:

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Six months ended June 30, 2007:
Revenues	$ 10,083,811	$ 11,018,016	$ 324,369	$ -	$ 21,426,196
Cost of sales	3,992,756	5,547,432	-	-	9,540,188
Gross profit	6,091,055	5,470,584	324,369	-	11,886,008
Expenses:
Selling	5,627,002	932,449	-	-	6,559,451
General and administrative	939,822	928,425	209,332	-	2,077,579
Corporate expenses (includes non-cash
stock-based compensation of $279,584)	-	-	-	1,207,643	1,207,643
Depreciation and amortization	14,893	221,910	132,770	257,801	627,374
Bad debts	221,856	346	-	-	222,202
Total expenses	6,803,573	2,083,130	342,102	1,465,444	10,694,249
Income (loss) from operations	(712,518)	3,387,454	(17,733)	(1,465,444)	1,191,759
Other income (expense):
Interest expense, net	(278,013)	(248,514)	(141,247)	(19,219)	(686,993)
Minority voting interest in net loss of subsidiary	-	-	79,215	-	79,215
	(278,013)	(248,514)	(62,032)	(19,219)	(607,778)
Income (loss) from continuing operations before
provision for income taxes	(990,531)	3,138,940	(79,765)	(1,484,663)	583,981
Provision for income taxes	2,560	13,568	1,386	7,053	24,567
Income (loss) from continuing operations	(993,091)	3,125,372	(81,151)	(1,491,716)	559,414
(Loss) from discontinued operations,
net of taxes	-	-	-	(29,550)	(29,550)
Net income (loss)	$ (993,091)	$ 3,125,372	$ (81,151)	$ (1,521,266)	$ 529,864

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Six Months ended June 30, 2006:
Revenues	$ 5,845,437	$ -	$ 1,252,527	$ -	$ 7,097,964
Cost of sales	2,649,439	-	900,000	-	3,549,439
Gross profit	3,195,998	-	352,527	-	3,548,525
Expenses:
Selling	3,953,815	-	-	-	3,953,815
General and administrative	996,889	-	205,667	-	1,202,556
Corporate expenses	-	-	-	635,480	635,480
Depreciation and amortization	4,395	-	100,995	519	105,909
Bad debts	40,806	-	-	-	40,806
Total expenses	4,995,905	-	306,662	635,999	5,938,566
Income (loss) from operations	(1,799,907)	-	45,865	(635,999)	(2,390,041)
Other income (expense):
Interest expense, net	(14,200)	-	(65,370)	(19,402)	(98,972)
Minority voting interest in net loss of subsidiary	-	-	2,326	-	2,326
	(14,200)	-	(63,044)	(19,402)	(96,646)
Income (loss) from continuing operations before
provision for income taxes	(1,814,107)	-	(17,179)	(655,401)	(2,486,687)
Provision for income taxes	800	-	3,031	-	3,831
(Loss) from continuing operations	(1,814,907)	-	(20,210)	(655,401)	(2,490,518)
(Loss) from discontinued operations, net of taxes	-	-	-	(104,375)	(104,375)
Net (loss)	$ (1,814,907)	$ -	$ (20,210)	$ (759,776)	$ (2,594,893)

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Three months ended June 30, 2007:
Revenues	$ 3,339,270	$ 5,097,267	$ 174,372	$ -	$ 8,610,909
Cost of sales	1,439,288	2,399,354	-	-	3,838,642
Gross profit	1,899,982	2,697,913	174,372	-	4,772,267
Expenses:
Selling	1,751,263	567,335	-	-	2,318,598
General and administrative	505,437	501,793	103,658	-	1,110,888
Corporate expenses (includes non-cash
stock-based compensation of $117,148)	-	-	-	591,791	591,791
Depreciation and amortization	6,851	146,608	66,669	133,618	353,746
Bad debts	51,398	-	-	-	51,398
Total expenses	2,314,949	1,215,736	170,327	725,409	4,426,421
Income (loss) from operations	(414,967)	1,482,177	4,045	(725,409)	345,846
Other income (expense):
Interest expense, net	(116,717)	(137,071)	(69,999)	(9,374)	(333,161)
Minority voting interest in net loss of subsidiary	-	-	33,396	-	33,396
	(116,717)	(137,071)	(36,603)	(9,374)	(299,765)
Income (loss) from continuing operations before
provision for income taxes	(531,684)	1,345,106	(32,558)	(734,783)	46,081
Provision for income taxes	4,078	1,000	-	-	5,078
Income (loss) from continuing operations	(535,762)	1,344,106	(32,558)	(734,783)	41,003
(Loss) from discontinued operations,
net of taxes	-	-	-	(2,653)	(2,653)
Net (loss) income	$ (535,762)	$ 1,344,106	$ (32,558)	$ (737,436)	$ 38,350

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Three Months ended June 30, 2006:
Revenues	$ 2,176,098	$ -	$ 166,221	$ -	$ 2,342,319
Cost of sales	1,135,584	-	-	-	1,135,584
Gross profit	1,040,514	-	166,221	-	1,206,735
Expenses:
Selling	1,517,844	-	-	-	1,517,844
General and administrative	461,226	-	99,358	-	560,584
Corporate expenses	-	-	-	373,744	373,744
Depreciation and amortization	2,198	-	41,076	260	43,534
Bad debts	26,763	-	-	-	26,763
Total expenses	2,008,031	-	140,434	374,004	2,522,469
(Loss) income from operations	(967,517)	-	25,787	(374,004)	(1,315,734)
Other income (expense):
Interest expense, net	(8,432)	-	(32,962)	(9,263)	(50,657)
Minority voting interest in net loss of subsidiary	-	-	2,752	-	2,752
	(8,432)	-	(30,210)	(9,263)	(47,905)
(Loss) income from continuing operations before
provision (benefit) for income taxes	(975,949)	-	(4,423)	(383,267)	(1,363,639)
Provision (benefit) for income taxes	800	-	150	(500)	450
(Loss) from continuing operations	(976,749)	-	(4,573)	(382,767)	(1,364,089)
(Loss) from discontinued operations, net of taxes	-	-	-	(46,410)	(46,410)
Net (loss)	$ (976,749)	$ -	$ (4,573)	$ (429,177)	$ (1,410,499)

12. Business Segment Information (continued)

			Real Estate
	Transactional	Retail	Rental and
	Marketing	Distribution	Development	Other	Total
Balance Sheet Data as of June 30, 2007:
Current Assets:
Cash	$ 19,103	$ 14,477	$ 64,651	$ (29,302)	$ 68,929
Accounts receivable, net	646,051	3,944,350	-	-	4,590,401
Due from factor	47,055	404,336	-		451,391
Mortgage and note receivable	-	-	5,189	-	5,189
Inventories	810,387	1,878,136	-	-	2,688,523
Infomercial production costs	569,535	-	-	-	569,535
Deposits	155,477	-	-	-	155,477
Prepaid expenses	277,725	159,289		-	437,014
Due from Adsouth Partners, Inc.	-	-	-	254,457	254,457
Other current assets	-	-	31,770	8,121	39,891
Assets of discontinued operations	-	-	-	86,325	86,325
Total current assets	2,525,333	6,400,588	101,610	319,601	9,347,132
Property and equipment, net	177,351	187,500	-	1,212	366,063
Restricted cash	-	-	69,288	-	69,288
Real estate held for rental, development and sale	-	-	4,069,857	-	4,069,857
Mortgage and note receivable	-	-	312,058	-	312,058
Deferred costs, net of accumulated amortization	-	71,356	202,507	464,880	738,743
Deferred tax asset, net	1,016,811	-	-	-	1,016,811
Retail distribution network, net	-	1,819,024	-	-	1,819,024
Goodwill	1,231,048	-	-	-	1,231,048
Other	80,925	8,397	-	25,170	114,492
Total assets	$ 5,031,468	$ 8,486,865	$ 4,755,320	$ 810,863	$ 19,084,516
Capital expenditures	$ 85,509	$ 82,995	$ -	$ 1,000	$ 169,504

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2006 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the six months and three months ended June 30, 2007 and 2006. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Amendment No. 2 to Form SB-2/A Registration Statement filed on July 3, 2007.

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

The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock (the “Adsouth Shares”), 750,000 shares of which were being held in escrow to satisfy overpayment of the promissory note and potential indemnification obligations of Adsouth. In July 2007, we received and settled all claims with Adsouth, which amounted to $254,000.

The results of operations from Adsouth’s consumer products division prior to August 1, 2006 are not indicative of the results of future operations of this division because of new management directives from us as compared to the prior owners of this division.

On August 7, 2006, we filed a Current Report on Form 8-K announcing that on August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Partners, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing, and was to receive an additional $2,887,700 on the date the registration statement is filed pursuant to Investors Registration Rights Agreement dated thereof between Gottbetter and us (the “Registration Rights Agreement”), provided that our Board of Directors shall have consented, subject to shareholder approval, to increase it’s authorized shares of Common Stock to at least one hundred million (100,000,000). On September 18, 2006, we fulfilled the conditions and received the remaining $2,887,000 pursuant to a second note (the “Second Note”). Gottbetter assigned its interest in the Notes to an affiliate, Gottbetter Capital Master, Ltd. We paid a commitment fee equal to 6.5% of the total purchase price of the Notes, of which $187,700 was paid on August 2, 2006 upon the funding of $2,887,700, and the balance of $187,700 was paid on September 18, 2006 upon the funding of the Second Note. In addition, we paid a total of $300,000 to The Keystone Equities Group LP, an investment banking firm, as a finder’s fee in connection with the sale of the Notes.

The Notes are convertible from time to time at the option of Gottbetter into our common stock at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”). The $0.69 floor on the Conversion Price (the “Floor Price”) is subject to reduction in an Event of Default, as such term is defined in the Notes.  An Event of Default includes, but is not limited to, our failure to achieve certain adjusted EBITDA targets for periods specified in the Notes.  Upon an Event of Default, or ninety (90) days after the Event of Default in the case of a missed EBITDA Target, the Floor Price is reduced 50%, to $0.345, and reduces an additional $0.05 for each thirty (30) days thereafter that the Event of Default remains uncured.  Consequently, if an Event of Default were to occur and continue uncured for a period of 210 days or more, the Floor Price would reduce to zero.  Under these circumstances, the Notes would remain convertible at a discount to market price as described above, but there would be no price below which the Notes could not be converted and, correspondingly, an indeterminate number of shares of Company common stock that could issue on conversion of the Notes. Gottbetter may not convert the Notes or exercise the Warrant (as defined below), however, if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning in excess of 4.99% of the then issued and outstanding shares of our common stock. Additionally, Gottbetter irrevocably waived the right to receive, upon conversion of the Notes, shares of our common stock in excess of the number of shares then authorized but unissued.  Once an Event of Default, if any were to occur, is cured, the Floor Price would reset to $0.69.  In the case of a Floor Price reduction due to our failure to meet adjusted EBITDA targets, the Floor Price would reset to $0.69 upon our achievement of any subsequent adjusted EBITDA target.  We have to date met or exceeded the applicable adjusted EBITDA targets.

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

In the event Gottbetter elects not to convert any portion of their Notes into our common stock, we believe we will be able to make all principal payments as required.  Our ability to repay the Notes is dependent, in part, upon our cash flow from our Transactional Marketing and Retail business segments.  In addition, on June 4, 2007, Management completed an asset-based line of credit transaction to supplement corporate cash flow.  Management believes this will insure the ability to repay the Notes on schedule even if no conversion takes place.

We and our subsidiaries granted Gottbetter a security interest in all of our tangible and intangible personal property pursuant to a Security Agreement dated July 31, 2006 between Gottbetter and us (the “Security Agreement”).

Under the terms of the Notes, certain EBITDA targets are set and failure to meet these EBITDA targets could result in an Event of Default to the Lender.   These EBITDA targets are adjusted to allow for the adding back of certain expenditures to arrive at an adjusted EBITDA target (“Adjusted EBITDA”).  We have met all Adjusted EBITDA targets through the quarter ended June 30, 2007 and management anticipates that all future EBITDA targets will also be met.

In addition to the Notes, Gottbetter received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”). The exercise price of the Warrant is subject to reduction in the event the Company is not able to timely register shares of common stock underlying the Notes (an “Effectiveness Failure”) or if the Company is not able to maintain such registration once effective (a “Maintenance Failure”), all as more fully described in a Registration Rights Agreement VBI entered into with Gottbetter simultaneously with the Securities Purchase Agreement.  Under the Registration Rights Agreement, in the event of an Effectiveness or Maintenance Failure, the exercise price of the Warrant would initially reduce $0.15 to $0.60, and would reduce an additional $0.10 for each thirty (30) day period thereafter.  VBI was originally required to register 17 million shares of stock underlying the Notes and Warrant on or before February 28, 2007.  Gottbetter subsequently irrevocably waived (a) any and all rights and remedies associated with an Effectiveness Failure, including a reduction in the exercise price of the Warrant, occurring on or before July 31, 2007, except as follows: (i) a reduction in the exercise price of the Warrant of $0.05 if the Effective Date has not occurred on or before June 15, 2007, (ii) an aggregate reduction in the exercise price of the Warrant of $0.15 if the Effective Date has not occurred on or before June 30, 2007, and (iii) an aggregate reduction in the exercise price of the Warrant of $0.25 if the Effective Date has not occurred on or before July 31, 2007; (b) a reduction in the exercise price of the Warrant of greater than $0.10 for any thirty (30) day period after July 31, 2007, during which an Effectiveness Failure shall exist; and (c) the right, under any circumstances, to purchase shares of the Company’s common stock pursuant to the Warrant for a price per share below $0.37. Gottbetter has also waived its right to registration of the 3 million shares underlying the Warrant, bringing the total required to be registered to 14 million shares. As of August 11, 2007, the Company has not completed the registration of the shares of common stock underlying the Notes. As a result of the Effectiveness Failure, the exercise price of the Warrant was reduced to $.60 on June 30, 2007 and to $.50 as of July 31, 2007.

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

On June 8, 2007, we filed a Current Report on Form 8-K announcing that on June 4, 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon our request, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed $1,000,000. Inclusion of eligible inventory in the calculation of Borrowing Base remains subject to Lender receiving a report and appraisal of inventory satisfactory to Lender.  We have guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007 (the “Guaranty”).

Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%.  Upon the occurrence and during the continuance of an event of default (as defined below) the interest rate on amounts outstanding under the BFI Agreement will be increased three percentage points above the interest rate in effect immediately prior to such event of default.  Interest will be payable monthly in arrears and we are required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. We are required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. We paid the annual loan fee of $50,000 at closing. In addition, we paid approximately $28,000 of other closing costs in connection with the credit line.

We have granted Lender a security interest in all of our assets as security for obligations under the BFI Agreement.  We have also established a bank account in Lender’s name into which collections on accounts receivable and other collateral of ASM are deposited (the “Collateral Account”).  Pursuant to the deposit control account agreement between us and Lender with respect to the Collateral Account, Lender is entitled to sweep all amounts deposited into the Collateral Account and apply the funds to outstanding obligations under the BFI Agreement; provided that Lender is required to distribute to us any amounts remaining after payment of all amounts due under the BFI Agreement. To secure our obligations under the Guaranty, we have agreed to grant Lender, within 30 days of the date of the BFI Agreement, a blanket security interest in all of our assets pursuant to the Security Agreement executed by us in favor of Lender on June 4, 2007 (the “Security Agreement”).

The BFI Agreement imposes certain covenants on us, ASM and the Company’s Subsidiaries in its Transactional Marketing Business, which are included under the BFI Agreement, including covenants requiring us to (i) deliver financial statements and inventory and accounts payable reports to Lender; (ii) maintain certain minimum levels of insurance; (iii) make required payments under all leases; (iv) refrain from incurring additional debt in excess of $100,000; (v) maintain our corporate name, structure and existence; (vi) refrain from paying dividends; (vii) notify Lender in advance of relocating our premises; and (viii) refrain from substantially changing our management or business.

The BFI Agreement has an initial term of 12 months (the “Basic Term”) and thereafter shall automatically renew for successive 12 months periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement. During any Renewal Term, the BFI Agreement may be terminated by either party on at least 30 days prior written notice to the other party.  If Lender delivers notice that it intends to terminate the BFI Agreement, other than in connection with an event of default, we are entitled to a period of 90 days beyond the termination date in which to obtain replacement financing and/or repay amounts borrowed.  If the Agreement is terminated by us, there is a prepayment fee equal to the applicable minimum monthly interest payment multiplied by the number of months remaining in the applicable Basic Term or Renewal Term at the time of such termination; provided, however, that if Lender has not agreed to include inventory in the calculation of Borrowing Base, then we may terminate the BFI Agreement without incurring any prepayment fees.

The term “Event of Default” is defined under the BFI Agreement to include, among other things: a payment default; a material failure for us to perform other obligations under the BFI Agreement; a material adverse change in our business or the Lender’s security interest or prospect of repayment; insolvency; certain defaults under agreements with third parties; misrepresentations; unsatisfied judgments against us and termination of any guaranties.  Upon the occurrence and continuance of an Event of Default, Lender may, without notice or demand, declare all obligations under the BFI Agreement immediately due and payable and proceed against the collateral, among other rights and remedies.

We received an initial advance on June 6, 2007 in the amount of $830,433 upon the execution of the BFI Agreement (the “Initial Loan”). The proceeds of the Initial Loan were used to payoff obligations owed to Marquette Commercial Finance under a previous factoring agreement which was simultaneously terminated by ASM, as well as to pay fees associated with the close of the BFI Agreement.

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

Retail Distribution.  The following is a list of our current products that are included in our retail distribution:

•

The Dermafresh line of skin care products, which, presently consists of Wrinkles be Gone.

•

PEARL Mist, PEARL Abrasion, and Hollywood Hands are among the many items in the Starmaker line which is an Anti Wrinkle/Moisturizing Mist, an advanced anti-wrinkle moisturizing treatment used by members of the entertainment industry, for which in August 2006, we obtained an exclusive two year distribution agreement with StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

•

Hercules Hook, a uniquely designed hook for hanging items on walls, for which in August 2006, we entered into an exclusive three year marketing and distribution rights agreement. We are utilizing direct response veteran Billy Mays to market the Hercules Hook.

•

Extreme Beam - During 2005, Adsouth Partners internally developed and marketed two lines of flashlights branded as the “Extreme Beam Flashlight” and the “Clip Light”, which we acquired as part of the asset purchase agreement.  We have successfully marketed Extreme Beam as a retail SKU (The acronym “SKU” stands for “Stock Keeping Unit” and typically refers to a numeric or alpha-numeric system for tracking inventory with each product or part represented by a unique SKU number or code).

•

EZ Foldz – A folding step stool.

•

ZorbEEZ™ - a brand of super-absorbent, non-woven, chamois-like cloths for a wide variety of household uses, also includes Micro-Men, Auto ZorbEEZ™ and Streak Freeze ZorbEEZ™.

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

See Note 4 of Notes to Consolidated Financial Statements.

East Granby, Connecticut

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. We maintain control of Gateway Granby by virtue of an Irrevocable Proxy and Agreement dated November 29, 2005, under which another member of Gateway Granby owning an approximately 12% membership interest has granted us an irrevocable proxy to vote its interest on all matters on which Gateway Granby members are entitled to vote.  The proxy is effective for so long as we maintain our 49% interest. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

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

Depreciation and amortization

The significant components of depreciation and amortization are:

We incurred costs of $1,025,000 to issue the $5.7 million 10% secured convertible notes, which closed on August 2, 2006. As additional consideration, we also issued warrants to purchase 3,000,000 shares of our common stock. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $512,000. These costs are being amortized over the 36 month life of the loan.

The total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was $2.0 million, which was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network.

On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”), completed an account transfer and purchase agreement with a factoring company. This agreement was terminated on June 6, 2007 in connection with the closing of a line of credit with BFI Business Finance. The advances paid by the factoring company to ASM under the account transfer and purchase agreement was guaranteed by VBI, our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor $50,000, which is 2.5% of the facility amount, in January 2007. The guaranty fee was being amortized over the two year term of the factoring agreement until the agreement was cancelled on June 6, 2007.

On June 4, 2007, we entered into a Loan and Security Agreement with BFI Business Finance. We incurred costs of $78,000, which are being amortized over the one year term of the loan agreement

Depreciation expense, related to the office building that we own and operate in East Granby, Connecticut is approximately $190,000 per year.

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

Retail Distribution

Demand Note: In accordance with the terms of the assets purchased from Adsouth, we assumed certain liabilities as payment of the purchase price. Included in the liabilities assumed was a note with a balance of $756,078. At June 30, 2007, the balance of the note was $459,000. The note is a demand note that bears interest at 18% per annum. The loan requires monthly interest payments and principal payments in an amount equal to collections from two retailers.

10% Secured Convertible Notes: Interest expense is primarily attributable to the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business.

Line of Credit: On June 4, 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon our request, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed $1,000,000. Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%. At June 30, 2007, the balance of the note was $1,751,000.

Factoring Agreement: On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”), completed an account transfer and purchase agreement with a factoring company. This agreement was terminated on June 6, 2007 in connection with the closing of a line of credit with BFI Business Finance. We sold qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. We paid a fixed discount of 0.75% of the gross amount of any receivables sold and were advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold was held as a reserve by the factoring company until such time as the receivable was collected by the factoring company.  We paid a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances.

Real Estate

Interest expense from real estate consists of debt acquired from our real estate operations, in connection with the reverse merger acquisition on November 29, 2005. This debt includes the following:

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $2,019,000 at June 30, 2007. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $47,000 before the interest rate change takes effect on December 31, 2007.

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

Corporate

Series A and B Bonds were included in the net assets of VBI acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of June 30, 2007, the prime rate was 8.25% and the interest rate on these bonds remained at 11.25% for the following quarter.

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

Income taxes

We have allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $9,739,000. These losses include $5,615,000 of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $281,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. We incurred taxable income for the six months ended June 30, 2007 of $224,000. The balance of these losses will be available for future years, expiring through December 31, 2026. However, we have taken a 69% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

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

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are deferred costs, retail distribution network, stock-based payments, allowance for doubtful accounts, impairment against goodwill, valuation allowance against its deferred tax asset, and revenue recognition. There have been no changes to theses critical accounting policies as noted in the Amendment No. 2 to Form SB-2/A Registration Statement filed on July 3, 2007.

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

Revenues and Gross Profit

Transactional Marketing

The following table summarizes our changes in net revenue and gross profit from our transactional marketing business (in thousands) for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Net revenue	$ 3,340	$ 2,176	$ 1,164	53%	$10,084	$ 5,845	$ 4,239	73%
Cost of sales	1,440	1,135	305	27%	3,993	2,649	1,344	51%
Gross profit	$ 1,900	$ 1,041	$ 859	83%	$ 6,091	$ 3,196	$ 2,895	91%
Gross profit %	57%	48%			60%	55%

Net Sales

Net sales for the six months ended June 30, 2007 (“2007”) were approximately $10.0 million, an increase of $4.2 million, or 73%, compared to net sales for the six months ended June 30, 2006 (“2006”) of approximately $5.8 million. Net sales for the three months ended June 30, 2007 (“Q2 2007”) were approximately $3.3 million, an increase of $1.1 million, or 53%, compared to net sales for the three months ended June 30, 2006 (“Q2 2006”) of approximately $2.2 million. The increase in net sales for both the six month and three month periods ended in 2007 was attributable to the additional funds that were available to spend on media advertising and inventory purchases, as a result of the two stage financing that was closed in August and September 2006. The funds available for the additional media expenditures and inventory purchases allowed us to launch marketing campaigns for new products during 2006, which carried over into 2007. Those products include Hercules Hooks, a household product, and True Ceramic Pro, a hair straightening product. In 2007, we launched Zorbeez, a household product. During the six months and three months ended in 2006, our lack of funding limited the amount of media advertising expenditures and inventory purchases, which resulted in lower sales. Hercules Hooks, True Ceramic Pro, and Zorbeez generated revenues of $9.3 million and $2.9 million during the six months and three months ended in 2007. The increase in sales from these new products was offset by a decrease in revenues during the six months and three months ended in 2007 of $5.0 million and $1.7 million from older product lines whose marketing campaigns were eliminated or reduced. Of these decreases in 2007, $2.2 million was related to a fitness product, $1.7 million was related to a beauty product line and $1.1 million was related to a pet product. Of these decreases in Q2 2007, $.5 million was related to a fitness product, $.8 million was related to a beauty product line and $.4 million was related to a pet product.

Gross Profit

Gross profit for the six months ended in 2007 was approximately $6.1 million, which represents an increase of $2.9 million, or 91%, compared to gross profit for the six months ended in 2006 of approximately $3.2 million. Gross profit for Q2 2007 was approximately $1.9 million, which represents an increase of $.9 million, or 83%, compared to gross profit for Q2 2006 of approximately $1.0 million. The increase in gross profit for both the six month and three month periods ended in 2007 was due to both an increase in net sales as detailed above and an increase in profit margins. The gross profit margin was 60% for 2007, compared to 55% for 2006. The gross profit margin was 57% for Q2 2007, compared to 48% for Q2 2006. The increase in gross profit margin for both periods ended in 2007 was due to two products that generated the majority of the revenue during   2007 and Q2 2007. These products have lower cost of sales associated with the revenues generated than the fitness and pet product lines that made up a larger portion of the revenues for 2006 and Q2 2006.

Retail Distribution

The following table summarizes our net revenue and gross profit from our retail distribution business (in thousands) for the periods indicated:

	June 30,					June 30,
			Change					Change
	2007	2006	$	%		2007	2006	$	%
Net revenue	$ 5,097	$ -	$ 5,097	n/a*	%	$11,018	$ -	$ 11,018	n/a*	%
Cost of sales	2,399	-	2,399	n/a*	%	5,547	-	5,547	n/a*	%
Gross profit	$ 2,698	$ -	$ 2,698	n/a*	%	$ 5,471	$ -	$ 5,471	n/a*	%
Gross profit %	53%					50%

* The retail distribution business was acquired on August 1, 2006.

The retail distribution business we acquired in 2006 is in the beginning stages of development. Our strategy is to leverage our advertising for the products in the transactional marketing business to enhance sales in the retail distribution business. We use our knowledge of consumer products and intend to develop, acquire or obtain rights to products that we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are beauty and houseware products. As part of our business strategy, we intend to expand the products offered in our transactional marketing business to our retail distribution business. We will also seek to obtain products or distribution rights to other products, which may be in different consumer product categories from our present products.

Real Estate

We acquired the real estate activities of VBI on November 29, 2005. The revenue for the six months ended in 2007 was $.3 million, a decrease of $.9 million, compared to revenue for the six months ended in 2006 of approximately $1.2 million. The decrease in revenues in 2007 was due to $900,000 of revenue that was included in 2006 from the sale of the 65 acre parcel in Hunter, New York. The remainder of the revenue in 2006 and all of the revenue in 2007 was primarily rental income from the office building in East Granby, Connecticut. The revenue for the three months ended in 2007 and 2006 was approximately $.2 million for both periods.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the six months and three months ended in 2006.

The following table summarizes our changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Selling:
Transactional marketing	$1,751	$1,518	$ 233	15%	$5,627	$3,954	$1,673	42%
Retail distribution	567	-	567	n/a * %	932	-	932	n/a * %
Total selling	2,318	1,518	800		6,559	3,954	2,605
General and administrative:
Transactional marketing	506	461	45	10%	940	997	(57)	(6)%
Retail distribution	501	-	501	n/a * %	928	-	928	n/a * %
Real estate	103	100	3	3%	209	206	3	1%
Total general and administrative	1,110	561	549		2,077	1,203	874
Corporate expenses	592	373	219	59%	1,208	635	573	90%
Depreciation and amortization:
Transactional marketing	6	2	4	200%	14	4	10	250%
Retail distribution	147	-	147	n/a * %	222	-	222	n/a * %
Real estate	67	41	26	63%	133	101	32	32%
Corporate	134	1	133	n/a %	258	1	257	n/a %
Total depreciation and amortization	354	44	310		627	106	521
Bad debts	51	27	24	89%	222	41	181	441%
Interest expense, net:
Transactional marketing	117	8	109	1,363%	278	14	264	1,886%
Retail distribution	138	-	138	n/a * %	249	-	249	n/a * %
Real estate	70	33	37	112%	141	65	76	117%
Corporate	9	9	-	-%	19	19	-	-%
Total interest expense, net	334	50	284		687	98	589

* The retail distribution business was acquired on August 1, 2006.

Selling Expenses

Transactional Marketing

Selling expenses for the six months ended in 2007 were approximately $5.6 million, which represents an increase of $1.7 million, or 42%, compared to selling expenses for the six months ended in 2006 of approximately $3.9 million. Selling expense as a percent of revenue decreased to 56% in 2007 as compared to 66% in 2006. Selling expenses for the three months ended in 2007 were approximately $1.7 million, which represents an increase of $.2 million, or 15%, compared to selling expenses for the three months ended in 2006 of approximately $1.5 million. Selling expense as a percent of revenue decreased to 52% in Q2 2007 as compared to 70% in Q1 2006.

The primary component of selling expense is the cost of media advertising, which consists of TV, Internet and print. Media spending for TV increased during the six months and three months ended in 2007 by $2.4 million and $.7 million, respectively, compared to the same periods in 2006. The increase for both periods in 2007 was due to the availability of funds from our recently completed financing to launch and maintain new products in 2007 compared to the existing products in 2006. Internet media spending decreased during the six months and three months ended in 2007 by $.5 million and $.3 million, respectively, compared to the same periods in 2006. The decreases for both periods in 2007 was attributable to a decrease of internet media for the beauty product line. The beauty product line internet media decrease was $.9 million and $.4 million for the six months and three months ended in 2007 as compared to the same periods in 2006. This decrease was offset by internet media expenditures on the new product lines for Hercules Hooks and Zorbeez in the amount of $.4 million and $.1 million for the six and three months ended in 2007. Print media spending increased during the six months ended in 2007 by $.1 million compared to 2006. The increase in 2007 was due to spending on print ads for products that would also build brand awareness in the retail distribution business. Print media spending remained constant during the three months ended in 2007 compared to 2006. The overall increased media spending during both the six month and three month periods ended in 2007 as compared to the same periods in 2006 generated the additional revenues discussed above.  The lower cost as a percent of revenue during the both periods ended in 2007 as compared to 2006 was due to higher return on investment from media purchases for the product lines that generated the majority of the revenues during the six months and three months ended June 30, 2007.

Retail Distribution

Selling expenses for the six months and three months ended in 2007 primarily consisted of advertising, commissions and delivery costs. We expect to leverage the advertising for our products in the transactional marketing business to enhance sales in the retail distribution business.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel in 2006. We did not incur any other selling expenses in 2007 or 2006.

General and Administrative Expenses

Transactional Marketing

General and administrative expenses for the six months ended in 2007 were approximately $.9 million, which represents a decrease of $.1 million, or 6%, compared to general and administrative expenses for the six months ended in 2006 of approximately $1.0 million. General and administrative expenses for the three months ended in 2007 and 2006 were approximately $.5 million in each period. The net decrease for the six months ended in 2007 and the no change for the three months ended in 2007 as compared to the same periods in 2006 were due to decreases in product liability insurance and consulting fees, offset by increases in occupancy costs and employment costs. The decrease in product liability insurance was due a rate decrease on the annual premium. The increase in employment costs was due to the addition of new employees, including a director of interactive marketing, and support staff. The increase in occupancy costs was due to our relocation to a larger facility in October 2006.

Retail Distribution

General and administrative expenses for the six months ended in 2007 primarily consisted of direct employment costs of $395,000, product liability insurance of $88,000, and an allocation of WWE employment costs from the transactional marketing business of $330,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

General and administrative expenses for the three months ended in 2007 primarily consisted of direct employment costs of $202,000, product liability insurance of $42,000, and an allocation of WWE employment costs from the transactional marketing business of $185,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

Real Estate

General and administrative expenses for the six months ended in 2007 and 2006 were approximately $200,000 in both periods. General and administrative expenses for the three months ended in 2007 and 2006 were approximately $100,000 in both periods. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of maintenance and supplies, real estate taxes and utilities.

Corporate Expenses

Corporate expenses for the six months ended in 2007 were approximately $1.2 million, an increase of $.6, or 90%, compared to corporate expenses in 2006 of approximately $.6 million. Corporate expenses for the three months ended in 2007 were approximately $.6 million, an increase of $.4 million, or 59%, compared to corporate expenses in 2006 of approximately $.2 million. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, (ii) professional fees, and (iii) investor relations costs. These costs increased in both the six month period and the three month period ended in 2007 as compared to the same periods ended in 2006. The cost of non-cash stock-based compensation, which includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses. On July 27, 2006, we adopted our 2006 Equity Incentive Plan (the “2006 Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the 2006 Plan. Pursuant to the 2006 Plan, we may issue stock options, stock purchase awards, restricted stock awards, and warrants. For the six months ended in 2007, amortization of non-cash stock based compensation was $.3 million, compared to $-0- for 2006. For the three months ended in 2007, amortization of non-cash stock based compensation was $.1 million, compared to $-0- for 2006.

Depreciation and Amortization

Retail Distribution

The total cost of the retail distribution network, in excess of the net assets acquired was $2.0 million, which we will amortize over the estimated life of ten years. Amortization expense of the retail distribution network was approximately $102,000 and $52,000 for the six months and three months ended June 30, 2007.

We have guaranteed the advances paid by the factoring company under an account transfer and purchase agreement. In addition, the advances are also guaranteed by our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor a fee of $50,000, which is 2.5% of the facility amount. The guaranty fee is being amortized over the two year term of the factoring agreement. The factoring agreement was terminated on June 6, 2007. For the six months and three months ended June 30, 2007, amortization expense under the guaranty fee was $92,000 and $79,000.

Real Estate

Depreciation related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs for the six months ended June 30, 2007 was $133,000 compared to $101,000 for 2006. Depreciation and amortization for the three months ended June 30, 2007 was $67,000 compared to $41,000 for 2006.The increase in 2007 for both periods was due to additional finance costs that were incurred in connection with obtaining a second mortgage in July 2006.

Corporate

On August 2, 2006, we began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes. Amortization expense for the six months and three months ended June 30, 2007 was $254,000 and $130,000, and will continue over the 36 month life of the loan.

Bad Debts

Transactional Marketing

Bad debt expense for the six months ended June 30, 2007 was $222,000, an increase of $181,000, compared to bad debt expense in 2006 of $41,000. Bad debt expense for the three months ended June 30, 2007 was $51,000, an increase of $24,000, compared to bad debt expense in 2006 of $27,000. In both the six month and the three month periods ended in 2007, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to the same periods in 2006. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, we will incur a bad debt expense.

Interest Expense

Transactional Marketing

Interest expense for the six months ended June 30, 2007 was $278,000, compared to interest expense of $14,000 for the same period in 2006. Interest expense in 2007 primarily consisted of: (i) $214,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business, and (ii) factoring charges of $63,000 from the additional multi-product product sales in 2007, compared to 2006.

Interest expense for the three months ended June 30, 2007 was $117,000, compared to interest expense of $8,000 for the three months ended June 30, 2006. Interest expense in 2007 primarily consisted of: (i) $112,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business, and (ii) factoring charges of $5,000 from the additional multi-product product sales in 2007, compared to 2006.

Retail Distribution

Interest expense for the six months ended June 30, 2007 was $249,000. Interest expense primarily consisted of: (i) $60,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $45,000 of interest on the 18% demand note that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., (iii) $12,000 of interest on the BFI line of credit that closed on June 6, 2007, and (iv) factoring charges of $130,000.

Interest expense for the three months ended June 30, 2007 was $138,000. Interest expense primarily consisted of: (i) $21,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $21,000 of interest on the 18% demand note that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., (iii) $12,000 of interest on the BFI line of credit that closed on June 6, 2007 and (iv) factoring charges of $82,000.

Real Estate

Interest expense for the six months ended June 30, 2007 was $141,000, an increase of $76,000, compared to $65,000 in 2006. Interest expense for the three months ended June 30, 2007 was $70,000, an increase of $37,000, compared to $33,000 in 2006. On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property, with an interest rate of 12.5% per annum. Interest expense related to the second mortgage for the six months and three months ended June 30, 2007 was $83,000 and $42,000, which accounted for the majority of the net increase in interest expense in both periods ended in 2007, as compared to the same periods ended 2006.

Corporate

Interest expense for the six months ended June 30, 2007 and 2006 was $19,000 in both periods. Interest expense for the three months ended June 30, 2007 and 2006 was $9,000 in both periods. Interest expense allocated to corporate was primarily attributable to interest expense on the debts that were acquired from VBI on November 29, 2005. These debts include the balance of Series A and Series B Bonds.

Minority Voting Interest in Net Loss (Income) of Subsidiary

Minority voting interest in net loss of subsidiary for the six months ended June 30, 2007 was $79,000, compared to approximately $2,000 for the six months ended June 30, 2006. Minority voting interest in net loss of subsidiary for the three months ended June 30, 2007 was $33,000, compared to approximately $3,000 for the three months ended June 30, 2006. The Minority voting interest in net loss of subsidiary 2007 represents the portion of the operating loss from our office building in East Granby, Connecticut that is allocated to the owners of the minority voting interest. The increase in the property’s operating loss in both the six month and three month periods ended in 2007 was due to the additional interest expense and amortization of finance costs related to the second mortgage financing that closed in July 2006.

Discontinued Operations

Loss from discontinued operations for the six months ended June 30, 2007 was approximately $30,000, a decrease of $74,000, compared to a loss of $104,000 for the six months ended June 30, 2006. Loss from discontinued operations for the three months ended June 30, 2007 was approximately $3,000, a decrease of $43,000, compared to a loss of $46,000 for the three months ended June 30, 2006.  The decrease in both the six month and three month periods ended in 2007 was due to reductions in employment costs and occupancy costs.

Net Income (loss)

The net income for the six months ended June 30, 2007 was approximately $.5 million, a difference of $3.1 million, compared to a net loss of $2.6 million for the six months ended June 30, 2006. The net income for the three months ended June 30, 2007 was approximately $38,000, a difference of $1.4 million, compared to a net loss of $1.4 million for the three months ended June 30, 2006. The increase in earnings from a net loss for the six months and three months ended June 30, 2006 to net income for the six months and three months ended June 30, 2007 was due to our ability to derive additional revenues from the proceeds we received from the 10% secured convertible financing that closed in August and September 2006. Prior to the financing, we lacked funds to invest in marketing campaigns for new products. The funding allowed us to invest in media advertising and inventory purchases, resulting in an increase in revenues from our transactional marketing business for the six months and three months ended June 30, 2007 of $4.2 million and $1.2 million, compared to the same periods ended in 2006. The funding also enabled us to acquire the retail distribution business in August 2006, which contributed an additional $11.0 million and $5.1 of revenues during the six months and three months ended June 30, 2007.

The increase in our earnings from the additional revenues was offset by certain additional expenses incurred during the six months and three months ended June 30, 2007. For the six months ended June 30, 2007, these additional expenses include: (i) non-cash stock-based compensation of $280,000, (ii) amortization of acquisition costs and financing costs of $474,000, (iii) interest expense attributable to the financing and acquisition of $412,000, and (iv) factoring charges and interest on our line of credit of $142,000 that we incurred as a result of our need for additional financing in connection with our increase in revenue. For the three months ended June 30, 2007, these additional expenses include: (i) non-cash stock-based compensation of $118,000, (ii) amortization of acquisition costs and financing costs of $276,000, (iii) interest expense attributable to the financing and acquisition of $205,000, and (iv) factoring charges and interest on our line of credit of $37,000 that we incurred as a result of our need for additional financing in connection with our increase in revenue.

The following table compares earnings before interest, taxes, depreciation, amortization (including non-cash stock-based compensation) and discontinued operations (in thousands) for the periods indicated:

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	Change $	2007	2006	Change $
Net income (loss) for the period	$ 38	$ (1,411)	$ 1,449	$ 530	$ (2,595)	$ 3,125
Interest expense, net	334	50	284	687	98	589
Provision for income taxes	6	1	5	25	4	21
Depreciation and amortization	354	44	310	627	106	521
Non-cash stock based compensation	118	-	118	280	-	280
Loss from discontinued operations	3	46	(43)	30	104	(74)
	$ 853	$(1,270)	$ 2,123	$ 2,179	$ (2,283)	$ 4,462

EBITDA as defined above may not be similar to non-GAAP income measures used by other companies.  We believe that EBITDA provides useful information to investors about the company’s performance because it eliminates the effects of period to period changes in costs associated with capital investments, impairment of assets related to those investments, interest on debt and capital lease obligations, and non-cash compensation expense that we do not believe are reflective of the underlying performance of our business operations.  Our management uses EBITDA in evaluating the overall performance of the company’s business operations.

Although management finds EBITDA useful for evaluating aspects of the company’s business, its reliance on this measure is limited because the excluded items often have a material effect on the company’s earnings and earnings per share calculated in accordance with GAAP. Therefore, management always uses EBITDA in conjunction with GAAP earnings measures.  We believe that EBITDA provides investors with an additional tool for evaluating our core performance, which management uses in its own evaluation of performance, and a base line for assessing the future earnings potential of the company.  While the GAAP results are more complete, we provide investors with this supplemental metric since, with reconciliation to GAAP, it may allow for greater insight into our financial results.

Liquidity and Capital Resources

We have financial requirements for our products, whether it is a one-time product or a Continuity product.  Before a product is ever marketed, we will have to expend funds to produce an infomercial that includes production and testing costs. Testing costs include acquiring media to conduct the test over a period of months until the show is ‘perfected’ in order to optimize customer response. We are generally given short credit terms on the purchase of our media. In addition, we must be able to order and pay for product inventory, in most cases from three to ten weeks in advance of any revenue generation.

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

On July 13, 2006, we completed the closing of the second mortgage financing from our subsidiary, Gateway Granby, LLC (“Gateway”). Gateway then distributed approximately $490,000 to us.

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

On August 2, 2006, we closed a financing transaction in which we sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (“Gottbetter”) to raise $5,775,400 pursuant to a Securities Purchase Agreement dated thereof (the “Securities Purchase Agreement”). We received $2,887,700 upon closing, and received an additional $2,887,700 on September 18, 2006 pursuant to a second note (the “Second Note”). We used $762,500 of the proceeds to pay principal on the note payable for the acquisition of the Consumer Products Division of Adsouth Partners, Inc., that was acquired on August 1, 2006. We paid a commitment fee equal to 6.5% of the total purchase price of the Notes. In addition, we paid a total of $300,000 to The Keystone Equities Group LP, an investment banking firm, as a finder’s fee in connection with the sale of the Notes. The Notes are convertible from time to time at the option of Gottbetter into our common stock. We have an option to redeem a portion or all of the outstanding principal owed under the convertible Notes with the redemption price being the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before our redemption notice is sent and (y) the closing sale price on the trading day before our redemption notice is sent. Gottbetter also received a five-year warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.75 per share (the “Warrant”).

On November 8, 2006, our ASM subsidiary completed an account transfer and purchase agreement with a factoring company. On June 4, 2007, we terminated the account transfer and purchase agreement, in conjunction with the closing of an asset-based lending facility. Under the agreement, ASM was able to sell qualified receivables to the factoring company without recourse up to a maximum outstanding balance of $2,000,000. ASM paid a fixed discount of 0.75% of the gross amount of any receivables sold and was advanced 80% of the gross amount of such receivables and the remaining 20% of the gross amount of any receivables sold was held as a reserve by the factoring company until such time as the receivable was collected by the factoring company.  ASM paid a variable interest rate, of prime plus 2%, but in no event less than 7%, on all advances. ASM had granted the factoring company a security interest in certain of its assets. This grant of security interest required certain inter-creditor agreements with our and ASM’s other creditors.

The debt of ASM under the account transfer and purchase agreement was guaranteed by us, our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson.  We had agreed to indemnify the personal guarantors for any loss they may have sustained in connection with the guaranty. We agreed to pay each guarantor $50,000, which was 2.5% of the facility amount, in January 2007.

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

On June 4, 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon our request, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed $1,000,000. Inclusion of eligible inventory in the calculation of Borrowing Base remains subject to Lender receiving a report and appraisal of inventory satisfactory to Lender.  We have guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007  (the  “Guaranty”).

Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%.  Upon the occurrence and during the continuance of an event of default (as defined below) the interest rate on amounts outstanding under the BFI Agreement will be increased three percentage points above the interest rate in effect immediately prior to such event of default.  Interest will be payable monthly in arrears and we are required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. We are required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. We paid the annual loan fee of $50,000 at closing. In addition, we paid approximately $28,000 of other closing costs in connection with the credit line.

The BFI Agreement has an initial term of 12 months (the “Basic Term”) and thereafter shall automatically renew for successive 12 months periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement. During any Renewal Term, the BFI Agreement may be terminated by either party on at least 30 days prior written notice to the other party.  If Lender delivers notice that it intends to terminate the BFI Agreement, other than in connection with an event of default, we are entitled to a period of 90 days beyond the termination date in which to obtain replacement financing and/or repay amounts borrowed.  If the Agreement is terminated by us, there is a prepayment fee equal to the applicable minimum monthly interest payment multiplied by the number of months remaining in the applicable Basic Term or Renewal Term at the time of such termination; provided, however, that if Lender has not agreed to include inventory in the calculation of Borrowing Base, then we may terminate the BFI Agreement without incurring any prepayment fees.

The term “Event of Default” is defined under the BFI Agreement to include, among other things: a payment default; a material failure for us to perform other obligations under the BFI Agreement; a material adverse change in our business or the Lender’s security interest or prospect of repayment; insolvency; certain defaults under agreements with third parties; misrepresentations; unsatisfied judgments against us and termination of any guaranties.  Upon the occurrence and continuance of an Event of Default, Lender may, without notice or demand, declare all obligations under the BFI Agreement immediately due and payable and proceed against the collateral, among other rights and remedies.

We received an initial advance on June 6, 2007 in the amount of $830,433 upon the execution of the BFI Agreement (the “Initial Loan”). The proceeds of the Initial Loan were used to payoff obligations owed to Marquette Commerical Finance under a previous factoring agreement which was simultaneously terminated by ASM, as well as to pay fees associated with the close of the BFI Agreement.

A condition precedent to our ability to borrow money under the credit line was the entry by Gottbetter Capital Master, Ltd. (“Gottbetter”), holder of senior convertible notes issued by us in the aggregate amount of $5.775 million (the “Notes”) and a security interest in our assets, into subordination and intercreditor agreements acceptable to Lender.  Pursuant to the Notes, we permitted to grant a first priority lien on our assets in connection with a working capital line of credit of up to $3 million. In order to induce Gottbetter to enter into the subordination and intercreditor agreements for the $5 million line from Lender, we agreed to waive certain rights under the Notes.  In particular, we agreed that, in the event borrowing under the credit facility with Lender at any time exceeds $3 million, we waive the right to redeem the Notes for an amount less than 130% of the face amount redeemed.  The Notes are currently redeemable by us at the greater of (i) 125% of the amount redeemed or (ii) the market value of the Notes on a converted basis, as determined under a formula provided in the Notes.

On June 30, 2007, we had a working capital of $582,000. Based on our working capital, the newly acquired retail distribution business, transactional marketing business model, and anticipated growth, we believe that our cash requirements will increase. In November 2006, to sustain these needs, we entered into agreements with two different factoring companies, as described above. On June 2007, we entered into an asset based line of credit agreement and terminated one of the factoring agreements. Additional growth may be funded by increasing the credit line on our asset based lending line of credit by using our receivables and inventory as collateral. We believe that our present cash resources, the turn-over of our existing receivables and inventory, cash available from the asset based line of credit and factoring agreement,, and issuance of additional common stock for services will be sufficient on a short-term basis and over the next 12 months to fund our three operating business segments and discontinued operations, our company-wide working capital needs, and our expected investments in property and equipment.

Net cash used by operations in 2007 was $1.1 million, as compared to $.1 million being provided in 2006. The $1.2 million increase in cash used by operations in 2007 was due to: (i) an increase in accounts receivable of $2.2 million in 2007 compared to no material change in 2006, (ii) a decrease in accounts payable of $.8 million in 2007, compared to an increase of $1.0 million in 2006, (iii) the proceeds from the sale of real estate of $.9 million in 2006, compared to none in 2007, and (iv) an increase in spending on infomercials in 2007 of $.3 million. The increase in the use of cash was offset by cash provided by: (i) an increase in earnings of $3.7 million, net of adjustments for non-cash-items of $.6 million, and (ii) a decrease in prepaid expenses and deposits of $.6 million in 2007, compared to no material change in 2006.

Cash used by investing activities was $.2 million in 2007 as compared to no material change in 2006. The $.2 million increase in cash being used in 2007 was due to an increase in capital expenditures in 2007.

Net cash provided by financing activities was $1.3 million in 2007 as compared to $.2 million used in 2006. The $1.5 million increase in cash provided in 2007 was primarily due to $1.3 million of net borrowings in 2007 compared to $.1 million of net repayments in 2006. The increase in net borrowings was a result of using our asset based credit line to repay amounts owed under our former factoring agreement.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of June 30, 2007.

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Notes Payable	$ 11,215,646	$ 5,313,040	$ 4,196,461	$ 233,115	$ 1,473,030
Operating Leases	1,197,257	347,931	561,898	287,428	-
Total	$ 12,412,903	$ 5,660,971	$ 4,758,359	$ 520,543	$ 1,473,030

Employment Agreements

Material employment agreements are disclosed in Note 8 to the consolidated financial statements.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Preferred Stock

During the six months ended June 30, 2007, five Series A preferred stockholders converted an aggregate of 161,209 shares of Series A preferred stock into 322,418 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

Equity Compensation

On September 19, 2006, the Company entered into an investor relations consulting agreement with an expiration date of September 30, 2007. Under the terms of the agreement, a portion of the compensation is payable at the rate of $7,500 per month in unregistered, restricted VBI common stock. The stock is to be issued in advance quarterly installments, within five business days of the beginning of each calendar quarter. The number of shares to be issued is based on the volume weighted average price (“VWAP”) for VBI’s common stock during the ten trading days prior to the end of the preceding calendar quarter. As of December 31, 2006, the calculation of the VWAP resulted in a per share price of $.75. In January 2007, the Company issued 30,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from January 1, 2007 through March 31, 2007. In April 2007, the Company issued 25,000 shares of unregistered, restricted common stock as payment for the fee, which covers the period from April 1, 2007 through June 30, 2007. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividend on Preferred Stock

A holder of the Series A Convertible Preferred Stock is entitled to receive semi-annual cumulative dividends in arrears, commencing six months after the closing of the Private Placement, which was on November 29, 2005.  At its option, the we may meet our dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing common stock to the holder of the Series A Convertible Preferred Stock based on our common stock being valued at the greater of (i) $1.00 or (ii) 50% of the fair market value of the common stock on the date that the applicable dividend is due and payable.

The third dividend payment was due on May 29, 2007. We elected to pay the dividend by issuing 100,621 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the dividend payment date was $.62 per share. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

VERTICAL BRANDING, INC.

August 14, 2007	/s/ Victor Brodsky
Victor Brodsky
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

3.3	Form of Certificate of Determination of Series A Preferred.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.
3.4	1st Amendment to Amended Certificate of Incorporation dated October 30, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 2, 2006.

10.1	Loan and Security Agreement entered June 4, 2007 by and between Adsouth Marketing, LLC, Worldwide Excellence, Inc. and Subsidiaries, and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.2	General Continuing Guaranty entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.3	Security Agreement entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.4	Amendment 1 to Duitch Employment Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.5	Amendment 1 to Gerson Employment Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.