Form 10QSB
period 2007-09-30
VERTICAL BRANDING, INC.
filed 2007-11-19
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to ________

VERTICAL BRANDING, INC
(Exact name of small business issuer as specified in its charter)

Delaware	0-31667	13-3579974
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

16000 Ventura Blvd, Suite 301, Encino, California 91436
(Address of principal executive offices)

(818) 926-4900
(Registrant’s Telephone Number, including Area Code)

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

As of the close of business on November 13, 2007, there were 29,966,223 shares of the issuer's classes of common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,183	$104,916
Accounts receivable, net	5,335,652	2,581,803
Due from factor	9,389	573,212
Mortgage and note receivable	4,567	5,325
Inventories	2,845,588	2,857,436
Infomercial production costs, net	604,382	252,079
Deposits	15,000	252,494
Prepaid expenses	684,138	958,205
Due from Adsouth Partners, Inc.	-	150,000
Other current assets	12,136	56,097
Assets of discontinued operations	83,651	134,914
Total current assets	9,694,686	7,926,481
Property and equipment, net	415,322	233,594
Other assets:
Restricted cash	69,288	69,288
Office building, net	4,023,051	4,165,181
Mortgage and note receivable	312,680	314,339
Deferred costs, net of accumulated amortization	686,492	819,387
Deferred tax asset, net	1,016,811	1,016,811
Retail distribution network, net	1,768,959	1,921,022
Goodwill	1,842,412	1,231,048
Other	122,958	40,272
Total other assets	9,842,651	9,577,348
Total assets	$19,952,659	$17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of notes payable	$4,625,444	$2,630,312
Accounts payable and accrued expenses	3,442,165	4,519,012
Income taxes payable	21,231	-
Other current liabilities	78,858	112,733
Liabilities of discontinued operations	13,855	28,113
Total current liabilities	8,181,553	7,290,170
Other liabilities:
Notes payable	7,075,047	6,550,080
Derivative liabilities	-	511,926
Total other liabilities	7,075,047	7,062,006
Total liabilities	15,256,600	14,352,176
Minority voting interest in subsidiary	555,045	580,454
Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value;
Authorized - 2,000,000 shares;
Issued and outstanding - 925,000 shares Series A at
September 30, 2007 and 1,111,209 shares at December 31, 2006	925	1,111
Common stock - $.001 par value;
Authorized - 100,000,000 shares
Issued and outstanding - 23,271,223 shares at September 30, 2007,
and 22,045,762 shares at December 31, 2006	23,272	22,048
Capital in excess of par value	11,433,617	10,021,298
Deferred compensation	(1,003,261)	(660,855)
Accumulated deficit	(5,953,539)	(6,218,809)
	4,501,014	3,164,793
Less treasury stock, at cost - 500,000 shares	(360,000)	(360,000)
Total stockholders' equity	4,141,014	2,804,793
Total liabilities and stockholders' equity	$19,952,659	$17,737,423

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Revenues
Transactional marketing	$3,186,400	$3,920,646	$13,270,211	$9,766,083
Retail distribution	5,701,944	1,205,804	16,719,960	1,205,804
Real estate activities	181,789	175,549	506,158	1,428,076
Total revenues	9,070,133	5,301,999	30,496,329	12,399,963
Costs and expenses
Cost of sales	3,832,902	1,957,156	13,373,090	5,506,595
Selling	3,128,479	2,457,578	9,687,930	6,411,393
General and administrative	997,639	615,076	3,075,218	1,817,632
Corporate expenses (includes non-cash stock-based
compensation of $154,455 and $116,602 for the three
months ended September 30, 2007 and 2006, and
$434,040 and $122,382 for the nine months ended
September 30, 2007 and 2006)	545,526	320,375	1,753,169	955,855
Depreciation and amortization	298,251	214,952	925,625	320,861
Other charges	176,518	-	176,518	-
Bad debts	26,249	13,844	248,451	54,650
Total costs and expenses	9,005,564	5,578,981	29,240,001	15,066,986
Income (loss) from operations	64,569	(276,982)	1,256,328	(2,667,023)
Other income (expense):
Interest expense, net	(290,195)	(186,624)	(977,188)	(285,596)
Minority voting interest in net loss of subsidiary	28,694	35,500	107,909	37,826
	(261,501)	(151,124)	(869,279)	(247,770)
Income (loss) from continuing operations before
provision for income taxes	(196,932)	(428,106)	387,049	(2,914,793)
Provision for income taxes	1,385	3,351	25,952	7,182
Income (loss) from continuing operations	(198,317)	(431,457)	361,097	(2,921,975)
Income (loss) from discontinued operations, net of taxes	2,039	(39,154)	(27,511)	(143,529)
Net Income (loss)	(196,278)	(470,611)	333,586	(3,065,504)
Preferred stock dividends	47,931	60,250	151,078	180,750
Net income (loss) applicable to common stockholders	$(244,209)	$(530,861)	$182,508	$(3,246,254)
Earnings (loss) per common share:
Basic earnings (loss) per common share*	$(0.01)	$(0.02)	$0.01	$(0.17)
Diluted earnings (loss) per common share*	$(0.01)	$(0.02)	$0.01	$(0.17)
Number of weighted average shares used in computation
of basic earnings (loss) per common share	23,128,712	19,117,854	22,608,459	16,792,787
Number of weighted average shares used in computation
of diluted earnings (loss) per share	23,128,712	19,117,854	23,716,399	16,792,787
* Loss from discontinued operations is less than $.01 per share.

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity
Balance, December 31, 2006	1,111,209	$1,111	22,045,762	$22,048	$10,021,298	$(660,855)	$(6,218,809)	500,000	$(360,000)	$2,804,793
Stock issued pursuant to
exercise of stock grants	-	-	752,422	752	570,889	(509,042)	-	-	-	62,599
Issuance of stock options	-	-	-	-	268,336	(268,336)	-	-	-	-
Fair value of warrants granted as
compensation	-	-	-	-	9,005	(9,005)	-	-	-	-
Common stock issued as payment
for preferred stock dividend	-	-	100,621	100	62,285	-	(62,385)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(5,931)	-	-	(5,931)
Conversion of preferred stock	(186,209)	(186)	372,418	372	(186)	-	-	-	-	-
Fair value of warrants granted as
additional consideration for debt
reclassified from derivative liabilities	-	-	-	-	511,927	-	-	-	-	511,927
Forfeiture of unvested stock options	-	-	-	-	(9,937)	9,937	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	434,040	-	-	-	434,040
Net income	-	-	-	-	-	-	333,586	-	-	333,586
Balance, September 30, 2007	925,000	$925	23,271,223	$23,272	$11,433,617	$(1,003,261)	$(5,953,539)	500,000	$(360,000)	$4,141,014

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,	September 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$333,586	$(3,065,504)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	947,307	320,861
Bad debts	248,451	54,650
Minority voting interest in net (loss) income of subsidiary	(107,909)	(37,826)
Equity based compensation	434,040	122,382
Changes in operating assets and liabilities:
Accounts receivable	(3,256,496)	(1,696,113)
Inventories	(371,755)	543,946
Prepaid expenses	274,067	-
Due from Adsouth Partners, Inc.	150,000	-
Proceeds from the sale of real estate	-	895,815
Additions to real estate assets	-	(37,690)
Mortgage and note receivable	2,417	145,750
Other assets	(45,919)	(170,246)
Assets of discontinued operations	51,263	151,134
Infomercial production costs	(373,985)	234,795
Deposits	237,494	(364,793)
Accounts payable, accrued expenses and taxes	(966,582)	(1,273,739)
Other current liabilities	(33,875)	42,620
Liabilities of discontinued operations	(14,258)	(44,895)
Net cash (used in) operating activities	(2,492,154)	(4,178,853)
Cash flows from investing activities
Capital expenditures and intangible assets	(247,435)	(71,009)
Acquisition of retail distribution network	-	(126,852)
Acquisition costs	-	(1,385)
Net cash (used in) investing activities	(247,435)	(199,246)
Cash flows from financing activities
Proceeds from notes and loans payable	9,007,922	6,499,519
Principal payments on notes payable	(6,709,654)	(1,277,960)
Due from factor	563,823	-
Additions to deferred finance costs	(203,804)	(377,323)
(Distribution) contribution to/from minority interest	82,500	(563,596)
Costs incurred for the issuance of preferred stock	-	(38,867)
Dividend on preferred stock	(5,931)	-
Net cash provided by financing activities	2,734,856	4,241,773

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30,	September 30,
	2007	2006

Net (decrease) in cash and cash equivalents	$(4,733)	$(136,326)
Cash and cash equivalents, beginning of period	104,916	356,331
Cash and cash equivalents, end of period	$100,183	$220,005
Additional cash flow information
Interest paid	$666,250	$292,369
Income taxes paid	$21,747	$6,439
Non-cash investing and financing activities
Common stock issued in connection with the acquisition of the
consumer products division of Adsouth Partners, Inc.	$-	$1,500,000
Net assets acquired from the consumer products division of
Adsouth Partners, Inc.	$-	$1,275,767
Promissory note issued in connection with the acquisition of the
consumer products division of Adsouth Partners, Inc.	$-	$1,525,000
Fair value of warrants granted as compensation	$9,005	$31,657
Fair value of warrants granted as additional consideration for debt	$-	$705,579
Discount on 10% secured convertible notes	$-	$375,400
Closing costs on second mortgage	$-	$119,481
Stock issued as consideration for services	$509,042	$143,144
Issuance of stock options	$268,336	$629,320
Conversion of debt to stock	$-	$100,000
Common stock issued as payment for preferred stock dividend	$62,385	$115,961
Reduction in accrued costs of preferred stock issuance	$-	$230,300
Accrued preferred stock dividend	$64,541	$81,874
Return of 500,000 shares of common stock by former President	$-	$360,000
Reclassification of derivative liabilities to equity	$511,927	$-
Forfeiture of unvested stock options	$9,937	$-
Conversion of 186,209 shares of Series A preferred stock to
372,418 shares of common stock	$186	$-

The accompanying notes are an integral part of these consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission.  Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position as of September 30, 2007; results of operations for the nine months and three months ended September 30, 2007 and 2006; cash flows for the nine months ended September 30, 2007 and 2006; and changes in stockholders' equity for the nine months ended September 30, 2007. For further information, refer to the Company's financial statements and notes thereto included in the Company's Amendment No. 2 to Form SB-2/A Registration Statement filed on July 3, 2007. The consolidated balance sheet at December 31, 2006 was derived from the audited financial statements as of that date. Results of operations for interim periods are not necessarily indicative of annual results of operations.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Office Building

Properties are carried at the lower of acquisition cost or market.. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular. Properties are reviewed for impairment whenever events or circumstances give rise to question cash flows and current fair values or other indications that their carrying value may not be recoverable. The Company evaluates impairment on its real estate holdings when events give rise to question cash flows and current fair values.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Distribution Network

A portion of the total cost of the Retail Distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network. Amortization of retail distribution network totaled approximately $152,000 for the nine months ended September 30, 2007. Amortization of retail distribution network totaled approximately $50,000 for the three months ended September 30, 2007.

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

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with: (i) the reverse merger on November 29, 2005 “Merger Goodwill”, and (ii) the acquisition of the Retail Distribution business acquired on August 1, 2006 “Retail Distribution Goodwill”.

The excess of the costs over the net assets acquired in connection with the reverse merger on November 29, 2005 are related to the benefits WWE derived from VBI being a publicly traded company with operations, assets and history. These benefits include the ability to use publicly traded equity for financing, acquisitions and the use of stock-based compensation.

The excess of the costs over the net assets acquired in connection with the acquisition of the Retail Distribution business acquired on August 1, 2006 is a result of the Company’s final determination, during the quarter ended September 30, 2007, of the value of the assets acquired and liabilities assumed from Adsouth Partners, Inc.

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

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that Merger Goodwill should be evaluated for possible impairment, the Company compares the current market value of the VBI stock compared to the negotiated value that was attributable to it in the reverse merger acquisition on November 29, 2005, to determine if an impairment loss should be recognized. When factors indicate that Retail Distribution Goodwill should be evaluated for possible impairment, the Company compares the estimate of the future undiscounted cash flows produced by the retail distribution network compared to the carrying value of goodwill, to determine if an impairment loss should be recognized.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 to 24 months. If it is determined that the related product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed. Amortization expense, included in selling expenses for the nine months ended September 30, 2007 and 2006 was $21,682 and $284,084. Amortization expense for the three months ended September 30, 2007 and 2006 was $9,490 and $-0-.

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

Earnings (loss) per Share

Basic and diluted earnings per common share for the nine months and three months ended September 30, 2007 and 2006 is calculated by dividing net income allocated to common stock by the weighted average common shares outstanding during the period. In accordance with FAS 128, “Earnings per Share”, the weighted average number of shares of common stock used in the calculation of diluted earnings per share is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method, and (ii) the assumed conversion of convertible notes and convertible preferred stock. Assumed exercise or conversion is only if the exercise price and the conversion price exceeds the weighted average market price for the period, and that the entity records earnings from continuing operations, as the inclusion of such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. Potential shares of common stock for the periods presented consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Convertible preferred stock	1,850,000	2,222,418
Convertible debt	7,225,478	8,720,145
Warrants	5,559,000	5,544,000
Options	2,524,275	2,142,250
Total potential shares of common stock	17,158,753	18,628,813

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2007, a portion of potential common shares were dilutive and 12,931,678 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per share common share to dilutive earnings per common share:

		Weighted	Net
		Average	Income
	Net	Shares	per
Nine months ended September 30, 2007	Income	Outstanding	Share
Basic earnings per common share attributable to common shareholders	$ 182,508	22,608,459	$ 0.01
Assumed conversion of potential shares of
common stock using treasury stock method	$ -	1,107,940
Diluted earnings per common share	$ 182,508	23,716,399	$ 0.01

During the nine months ended September 30, 2006 and the three months ended September 30, 2007 and 2006, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the transactional marketing division, which are in excess of 10% of net revenues follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Product line A	37.9%	58.3%	59.0%	26.7%
Product line B	57.4%	-	25.4%	-
Product line C	-	22.9%	-	-
Product line D	-	11.5%	-	18.0%
Product line E	-	-	-	21.1%
Product line F	-	-	-	22.9%

Major product lines in the retail distribution division, (acquired on August 1, 2006), which are in excess of 10% of net revenues follows:

	September 30,		September 30,
	2007	2006	2007	2006
Product line A	37.4%	-	65.0%	-
Product line B	30.3%	-	14.3%	-
Product line D	-	12.2%	-	12.2%
Product line G	16.0%	-	-	-
Product line H	13.1%	-	-	-
Product line I	-	16.7%	-	16.7%
Product line J	-	29.1%	-	29.1%

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major customers in the retail distribution division, (acquired on August 1, 2006), that make up in excess of 10% of net revenues follows:

	September 30,		September 30,
	2007	2006	2007	2006
Customer A	24.1%	-	26.5%	-
Customer B	10.2%	-	12.1%	-
Customer C	30.0%	27.7%	15.1%	27.7%
Customer D	-	20.5%	-	20.5%
Customer E	-	29.4%	-	29.4%

Revenue from real estate activities for the nine months ended September 30, 2007 consists of 63% from the sale of one parcel.

All note receivables are from the sale of real estate in New York.

Advertising and Media Costs

Media costs are charged to operations in the period incurred and totaled $7,636,498 and $5,661,113 for the nine months ended September 30, 2007 and 2006, and $2,233,716 and $2,203,971 for the three months ended September 30, 2007 and 2006.

Advertising costs in the retail products division, which commenced with the Adsouth acquisition on August 1, 2006, are charged to operations in the period incurred and totaled $419,346 and $266,663 for the nine months and three months ended September 30, 2007. Advertising costs in the retail products division totaled $30,136 for nine months and three months ended September 30, 2006.

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

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. At September 30, 2007 and December 31, 2006, there were no such adjustments.

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

Mortgages and notes receivable, arising from the sale of real estate, consists of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Current portion:
Hunter, New York (Clubhouse)	$6,365	$5,325
Total current	6,365	5,325
Non-current portion:
Hunter, New York (Clubhouse)	310,882	314,339
Total non-current	310,882	314,339
Total	$317,247	$319,664

On May 17, 2005, Yolo completed the sale of the Clubhouse in Hunter, New York for $320,000 payable by a second mortgage on the real estate, bearing interest at the rate of 8% per annum, commencing on September 1, 2005. The sale was to a limited liability company that is 20% owned by the wife of Lester Tanner, who was then Chairman of the Board and President of VBI. He is still currently a shareholder and is manager of the Company’s real estate held for sale or development. As of September 30, 2007 the mortgagee was delinquent for 5 payments totaling $12,349, which includes $1,798 of interest and $10,551 of principal. As a result, the Company has suspended accruing interest as of July 1, 2007.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mortgage is collateralized by the underlying real estate and matures as follows:

Year ending December 31,
2007 (three months)	$2,864
2008	4,659
2009	5,046
2010	5,464
2011	5,918
Thereafter	293,296
$317,247

Office Building

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at September 30, 2007 was $1,987,366.

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

Office Building consists of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Office building, East Granby, Connecticut:
Building	$3,646,615	$3,646,615
Building improvements	273,270	273,270
Equipment	46,178	46,178
	3,966,063	3,966,063
Accumulated depreciation	(341,164)	(199,034)
Net, building and equipment	3,624,899	3,767,029
Land	334,435	334,435
Land improvements	63,717	63,717
Office building total	$4,023,051	$4,165,181

Depreciation expense of the East Granby property for the nine months ended September 30, 2007 and 2006 was $142,130 and $138,880. Depreciation expense of the East Granby property for the three months ended September 30, 2007 and 2006 was $46,806 and $48,842.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from real estate activities for the periods indicated consist of the following:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sale of 65 acre parcel	$-	$-	$-	$900,000
Rental income	181,789	169,149	493,447	506,081
Interest from mortgages	-	6,400	12,711	21,995
	$181,789	$175,549	$506,158	$1,428,076

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Deferred Costs

Deferred costs include the following:

	September 30,	December 31,
	2007	2006
Financing costs:
First mortgage, office building	$37,434	$37,434
Second mortgage, office building	119,481	119,481
Related Party; aggregate fees paid to the Company's Chief Executive Officer and Chief Operating Officer for the personal guaranty
for the repayment of advances under an agreement with a factor	-	100,000
Line of credit	77,843	-
10% Secured convertible notes	677,065	566,438
Other	15,335	-
Total financing costs	927,158	823,353
Real estate broker leasing commissions	176,100	176,100
Total deferred costs	1,103,258	999,453
Less accumulated amortization	416,766	180,066
Deferred finance costs, net of accumulated amortization	$686,492	$819,387

Amortization of deferred costs for the nine months ended September 30, 2007 and 2006 was $336,699 and $78,039.

Amortization of deferred costs for the three months ended September 30, 2007 and 2006 was $95,167 and $67,082.

6. Notes Payable

Notes payable include the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
10% Secured convertible notes	$4,744,080	$5,775,400
Less unamortized note discount	(229,411)	(323,261)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(312,844)	(440,825)
Line of credit	3,649,615	-
Note payable	406,823	561,209
First mortgage payable, office building	1,987,366	2,057,178
Second mortgage payable, office building	1,100,000	1,100,000
Bank loan	-	52,075
Tenant improvement loan	4,862	48,616
Series A Bonds	300,000	300,000
Series B Bonds	50,000	50,000
	11,700,491	9,180,392
Less current maturities	4,625,444	2,630,312
Long-term debt	$7,075,047	$6,550,080

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10% Secured convertible notes: On August 2 and September 18, 2006, the Company sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd., “Gottbetter,” or the “Holders”) in the aggregate principal amount of $5,775,400 pursuant to a Securities Purchase Agreement entered into on August 2, 2006 (the “Securities Purchase Agreement”). The Company paid a discount fee equal to 6.5% of the total purchase price of the Notes, or a total of $375,400. In addition the Company paid a total of $35,264 in legal fees and other closing expenses to Gottbetter and affiliates as well as a finder’s fee totaling $300,000 to The Keystone Equities Group, an investment banking firm.  In connection who the sale of the Notes, the Company granted Gottbetter a security interest in all of its tangible and intangible personal property pursuant to a Security Agreement entered into simultaneously with the Securities Purchase Agreement (the “Security Agreement”). The Company also issued to Gottbetter a five-year warrant to purchase 3,000,000 shares of common stock at an initial exercise price of $0.75 per share (the “Warrant”), and agreed to register the shares underlying the Warrant and shares into which the Notes are convertible pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Securities Purchase Agreement (the “Registration Rights Agreement”).  Under the terms of the Registration Rights Agreement, the exercise price of the Warrants is subject to reduction in the event that the Company fails to timely secure, or once secured, maintain, the effectiveness of a registration statement covering the applicable shares.  Total closing costs paid in connection with the Notes, including discount fee, were $1,052,465, which are being amortized over the 36 month life of the loan.  The fair value of the warrants issued as determined by the Black-Scholes pricing model was $511,927.  Amortization expense of the fair value of warrants issued for the nine months and three months ended September 30, 2007 was $127,982 and $42,661.  Amortization expense of the fair value of warrants issued for the nine months and three months ended September 30, 2006 was $59,532.

The Notes mature on July 31, 2009.  The Notes required monthly interest-only payments through May 31, 2007, and are now being amortized by equal monthly payments of principal and interest through the balance of the term of the Notes.  The Notes are convertible from time to time at the option of the Holders into common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”).  The $0.69 floor on the Conversion Price (the “Floor Price”) is subject to reduction to $0.345 in an Event of Default, as such term is defined in the Notes.  Once an Event of Default, if any were to occur, is cured, the Floor Price would reset to $0.69.  Gottbetter may not convert the Notes or exercise the Warrant (as defined below), however, if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock.

Under the terms of the Notes, the Company has the right to redeem all or a portion of the outstanding principal on the Notes by paying to the Holders an amount equal to the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent.  In June 2007, the Company agreed to waive its right to redeem the Notes for an amount less than 130% of the face value in connection with receiving the Holders’ consent to the Company granting a first priority lien on various assets of the Company securing a $5 million asset-based line of credit.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 27, 2007, the Company and the Holders entered into an amendment (the “Amendment”) to the Registration Rights Agreement.  Under the terms of the original registration rights agreement, as subsequently modified by waivers of certain rights executed by the holders from time to time, the Company was to have secured the effectiveness of a registration statement covering the Conversion Shares by June 15, 2007, after which date, should the registration statement not be timely declared effective, there would be periodic reductions in the exercise price of the Warrant subject to a floor of $0.37.  As of the date of the Amendment, the exercise price of the Warrants was $0.50.  Under the terms of the Amendment, the Company had the right to withdraw the pending registration statement covering the Conversion Shares and to re-file such registration for 3.6 million shares underlying the Notes (the amended “Required Registration Amount”) on or before October 31, 2007 (the amended “Filing Deadline”), with such registration required to be declared effective within 90 days thereafter (the amended “Effectiveness Deadline”).  In the event the Company failed to meet the Filing or Effectiveness Deadline, and for each 30-day period such failure continued to exist, the Company would be required to issue to the Holders additional warrants to purchase the Company’s common stock at then current market price with the number of shares underlying the warrants determined by dividing (x) one percent (1%) of the amount of principal then outstanding on the Notes by (y) the market price of the Company’s common, such price not to be less than $0.37 nor greater than $1.  Simultaneously with the Amendment, the Company and the Holders entered into an agreement pursuant to which the Company had the right, but not the obligation, to redeem the Notes by paying to the Holders, on or before October 25, 2007, an amount equal to 110% of the amount of principal then outstanding on the Notes.  In the event the Company did not redeem the Notes by October 25, 2007, then the exercise price of the Warrants would reduce from $0.50 to $0.37.

On November 13, 2007, the Company and the Holders entered into an Agreement re Redemption of Convertible Notes (the “Redemption Agreement”), superseding the prior agreement concerning early retirement of the Notes.  Pursuant to the terms of the Redemption Agreement, the Company paid the Holders approximately $2 million representing pre-payment of principal installments through July 31, 2008, thus reducing the outstanding principal balance on the Notes to $2.68 million.  The pre-payment was funded by the Company’s sale of common stock and warrants and the Company has classified the $2 million pre-payment as a non-current liability.  Under the terms of the Redemption Agreement, the Company also has the right, but not the obligation, to redeem the balance of the Notes on or prior to December 31, 2007, by paying the Holders the principal amount outstanding thereon together with accrued interest through the date of redemption.  The Redemption Agreement also extends the registration Filing Deadline to January 1, 2008.  In the event the Company does not redeem the Notes by December 31, 2007, then the exercise price of the Warrants would reduce from $0.50 to $0.37.  The Redemption Agreement also (i) includes an acknowledgement by the Holders that the Company has to date achieved all applicable EBITDA targets included in the Notes, (ii) waives the application of any such targets going forward, and (ii) deletes the second sentence of Section 4(c) of the Notes, thereby limiting reduction of the Floor Price in the event of any Default to $0.345.

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

Line of Credit: On June 4, 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $600,000 or 50% of the eligible accounts receivable borrowing base. VBI has guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007 (the “Guaranty”).

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note Payable: In accordance with the terms of the assets purchased from Adsouth Partners, Inc. (“Adsouth”), VBI assumed certain liabilities as payment of the purchase price. The balance of the note assumed was $756,078. In July 2007, the note was converted from a demand note into a one year note, maturing in July 15, 2008. The note bears interest at 18% per annum and is guaranteed by John P. Acunto, Jr., a former officer of Adsouth and current consultant to Adsouth, and a principal stockholder of Adsouth’s common stock. The loan requires monthly principal and interest payments of $22,926 through June 15, 2008, and a balloon payment of the outstanding balance of $246,004 on July 15, 2008. The note is secured by the receivables of two retailers. This note also required VBI to carve-out the receivables collateral related to the two retailers from the blanket security position held by BFI and Gottbetter.

First Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at September 30, 2007 was $1,987,366 and accrues interest thereon at an annual interest rate of 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The principal balance is being amortized in monthly installments of $17,105, including interest.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series A Bonds: In July 2002, the board of directors of VBI authorized the Company to issue an aggregate of $750,000 of Series A Bonds ("Bonds") in $25,000 increments to finance the now discontinued medical division. On November 29, 2005, simultaneous to the closing of the reverse merger, $425,000 of Series A Bonds were converted into common stock at the rate of $1 per share. There were $300,000 of Bonds outstanding at September 30, 2007 and December 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. As of September 30, 2007, all of the Bonds matured without renewal; however none of the bondholders has requested repayment of the Bonds, which are now on a demand basis. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of September 30, 2007 was 11.25%. On October 1, 2007, the rate of interest decreased to 10.75% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of September 30, 2007, an officer and shareholder of the Company is related to two of the bondholders.

The Bonds are a joint and several obligations of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable that were purchased by Medical Financial Corp.

In accordance with terms of the Acquisition Agreement, which closed on November 29, 2005, the Series A Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share.

Series B Bonds: In February 2003, the board of directors of VBI authorized the Company to issue an aggregate of $450,000 of Series B Bonds ("Bonds") in $25,000 increments to finance the development of the real estate in Hunter, New York and elsewhere, except for $25,000, which was used by the Company for the purchase of additional shares of its common stock and $200,000 for working capital. On November 29, 2005, simultaneous to the closing of the reverse merger, $75,000 of Series B Bonds were converted into common stock at the rate of $1 per share. There were $50,000 of Series B Bonds outstanding at June 30, 2007 and December 31, 2006. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. As of September 30, 2007, one of the Bonds in the amount of $25,000 matured without renewal; however the bondholder has not requested repayment of the Bonds, which are now on a demand basis. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of September 30, 2007 was 11.25%. On October 1, 2007, the rate of interest decreased to 10.75% for the next calendar quarter. Monthly interest only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of September 30, 2007, an officer and shareholder of the Company is related to one of the bondholders.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of the amount of notes payable at September 30, 2007 is as follows:

Year ending December 31,
2007 (three months)	$4,438,770
2008	1,130,065
2009	4,917,103
2010	110,264
2011	116,518
Thereafter	1,530,026
Total principal payments	12,242,746
Less unamortized note discount	(229,411)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(312,844)
Total debt	$11,700,491

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

Rent expense for the nine months ended September 30, 2007 and 2006 was $270,923 and $141,799. Rent expense for the three months ended September 30, 2007 and 2006 was $87,785 and $50,783.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subject to annual real estate adjustments, the following is a schedule of future minimum rental payments required under the above operating leases:

Year ending December 31,
2007 (three months)	$84,628
2008	352,098
2009	270,225
2010	233,861
2011	173,416
$1,114,228

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

9. Shareholders' Equity

Conversion of Preferred Stock

During the nine months ended September 30, 2007, six Series A preferred stockholders converted an aggregate of 186,209 shares of Series A preferred stock into 372,418 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933. As of September 30, 2007, the Company had 925,000 shares of Series A convertible preferred stock outstanding.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

Warrants outstanding as of September 30, 2007 is summarized in the following table:

Description of Warrants	Shares	Exercisable Through	Exercise Price	Call Provision

Warrants which accompanied the Bridge Loans prior to the private placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$1.00	(1)

Warrants which accompanied the Sale of Series A Convertible Preferred Stock under the private placement that closed
November 29, 2005 through December 30, 2005:
Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$1.00	(1)
		December 30, 2007	$1.50	(1)
		December 30, 2008	$1.50	(1)

Warrants which were granted to investors and creditors, subject to
the private placement that closed November 29, 2005	80,000	November 29, 2008	$1.00	(1)
	150,000	November 29, 2006	$1.00	(1)
		November 29, 2007	$1.50	(1)
		November 29, 2008	$1.50	(1)
	45,000	November 29, 2006	$1.00	(1)
		November 29, 2007	$1.25	(1)
		November 29, 2008	$1.50	(1)
	139,000	November 29, 2006	$1.00	(1)
		November 29, 2008	$1.50	(1)
Total warrants outstanding at December 31, 2005	2,444,000

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$0.50
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$0.75
Warrants which were granted to a consultant as additional consideration	75,000	December 6, 2006	$0.80
Warrants which were granted to a consultant as additional consideration	15,000	December 15, 2009	$0.60
Warrants which were granted to a consultant as additional consideration	15,000	April 23, 2007	$0.77
Total warrants outstanding at September 30, 2007 (unaudited)	5,559,000

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

The Company's results from operations for the nine months ended September 30, 2007 and 2006 include share-based compensation expense totaling $434,040 and $122,382. The Company's results from operations for the three months ended September 30, 2007 and 2006 include share-based compensation expense totaling $154,456 and $116,602.No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating tax losses.

Stock option compensation expense for the nine months and three months ended September 30, 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period. There were no material options granted prior to July 27, 2006.

The weighted average estimated fair value of all awards granted under the 2006 Plan for the nine months ended September 30, 2007 and 2006 was $.41 and $.34, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the vesting term of the option.

The assumptions made in calculating the fair values of options are as follows:

Nine months ended
	September 30, 2007	September 30, 2006
Risk free interest rate	4.15%-4.85%	4.00%- 5.50%
Expected dividend yield	0%	0%
Expected lives	3 years	2-3 years
Expected volatility	132.64% to 179.85%	124.38% to 165.00%

The Company granted 410,000 options and 684,842 shares of common stock under the 2006 Plan during the nine months ended September 30, 2007.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
Outstanding - January 1, 2007	2,122,000	$0.56
Granted	410,000	$0.83
Exercised	-	$-
Forfeited/expired	(35,000)	$0.60
Outstanding - September 30, 2007	2,497,000	$0.61	6.07	$306,700

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents non-vested stock options granted, vested, and forfeited during the nine months ended September 30, 2007:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2007	1,710,972	$0.36
Granted	410,000	$0.47
Vested	(593,833)	$0.41
Forfeited/expired	(32,083)	$0.33
Nonvested - June 30, 2007	1,495,056	$0.41

As of September 30, 2007, there was $612,353 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.  The total fair value of shares vested during the nine months ended September 30, 2007 and 2006, was $238,669 and $75,955, respectively.

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

Subsequent Event

On November 13, 2007, the Company and four funds managed by RENN Capital Group Inc. (collectively the “Purchasers”) entered into a securities purchase agreement (the “SPA”) pursuant to which the Company sold (i) 6,666,667 shares of Company common stock, $.001 par value, and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock (one-half exercisable at $1.00 per share and one-half exercisable at $1.50 per share), for a total purchase price of $4 million.  The Company also agreed to register such shares for resale on Form SB-2 or an appropriate equivalent in accordance with the terms of a registration rights agreement entered into in connection with the SPA.

10. Other Charges

VBI incurred additional costs due to events that lead to the bankruptcy of one of its third party fulfillment centers, National Fulfillment (“NFI”). In September 2007, the Company discovered that during the quarter ended September 30, 2007, NFI had failed to pay their third party shipping vendors, causing actual customer shipments to be delayed or not shipped at all. In the weeks prior to September 19, 2007 management suspected a problem with shipments, however, NFI tried to hide the problem by deflecting VBI’s requests for information.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VBI immediately paid the third party shipping vendors and instructed them to ship all products that were unshipped. As of September 30, 2007, all such products were shipped. The Company has incurred and will continue to incur costs in excess of normal business expenditures due to NFI’s actions.  Among these costs are duplicate shipping charges, processing fees for returns and cancellations, increased customer service costs, costs to ship inventory from NFI to new facilities, and the costs to receive the product at the new facilities. These costs are being reported as a separate component of Costs and Expenses. The Company has retained legal counsel to recover these costs as well as other costs which are still to be determined. Management has implemented controls, including daily receipt of tracking numbers for shipped packages and weekly physical inspection to be certain that there are no packages that have been segregated for shipment and remain unshipped.

Total excess costs incurred included in other charges for the three months and nine months ended September 30, 2007 was $176,518.  The Company will continue to segregate the costs associated with the event for as long as they continue to be material to our results of operations.

11. Income Taxes

The provision (benefit) for income taxes from continuing operations consist of the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Current:
Federal	$18,270	$-	$87,543	$-
State	1,385	-	25,952	3,831
Total current	19,655	-	113,495	3,831
Deferred:
Federal	(18,270)	-	(87,543)	-
State	-	-	-	-
Total deferred	(18,270)	-	(87,543)	-

Total	$1,385	$-	$25,952	$3,831

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $6,176,000. These losses are the amount of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $308,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. The Company incurred additional taxable losses from November 29, 2005 through its February 28, 2007 fiscal tax year of $2,305,891. These losses will be available for future years, expiring through December 31, 2026. The Company's taxable income during the current fiscal tax year was approximately $273,000. The Company has taken a 64% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

Significant components of deferred tax assets (liabilities) were as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Tax loss carryforwards	$2,796,588	$3,311,420
Less valuation allowance	(1,779,777)	(2,294,609)
Deferred tax assets	$1,016,811	$1,016,811

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. Occupancy costs related to VBI’s New Rochelle, New York office were also allocated to discontinued operations. The lease expired in February 2007, and has not been renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through September 30, 2007 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at September 30, 2007.

Summarized financial information of the medical financing segment as discontinued operations for the periods indicated follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue:
Income from the purchase and collections of medical receivables	$2,878	$-	$5,200	$4,394
Costs and expenses:
Employment costs	-	19,525	7,757	68,608
Occupancy costs	-	14,484	10,938	40,556
Other	839	1,326	9,675	27,277
Depreciation and amortization	-	3,819	4,341	11,456
Total costs and expenses	839	39,154	32,711	147,897
(Loss) from operations	2,039	(39,154)	(27,511)	(143,503)
Other expense	-	-	-	26
(Loss) from discontinued operations	$2,039	$(39,154)	$(27,511)	$(143,529)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Finance receivables, net	$25,858	$46,274
Management fee receivables, net	57,793	79,374
Property and equipment, at cost, net of accumulated
depreciation, amortization and impairment allowance	-	4,341
Other assets	-	4,925
Total assets	$83,651	$134,914

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

Net finance receivable and management fees receivable consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Net collectible value of finance receivables	$25,930	$55,480
Allowance for collection costs	(72)	(9,206)
Net finance receivables	$25,858	$46,274
Net collectible value of management fee receivables	$77,058	$105,833
Allowance for collection costs	(19,265)	(26,459)
Net management fee receivables	$57,793	$79,374

13. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) transactional marketing, (2) retail distribution, (3) real estate, and (4) other, which is comprised of corporate overhead and discontinued operations. The transactional marketing business operates on a national and international basis from the Company’s office in Encino, California. The retail distribution business operates on a national basis from the Company’s office in Encino, California and Boca Raton, Florida. The real estate segment operates in New York and Connecticut from VBI’s office in New Rochelle, New York.

On August 1, 2006, the Company closed its purchase of certain assets from Adsouth Partners, Inc. (“Adsouth”) VBI, through a newly formed subsidiary, Adsouth Marketing LLC, acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. As a result of this acquisition, the Company commenced operations of its retail distribution business on August 1, 2006.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total revenue from external customers by similar product and service groups for each business segment follows:

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Nine months ended September 30, 2007
Housewares	$11,393,661	$14,715,875	$-	$-	$26,109,536
Beauty products	1,331,145	1,091,046	-	-	2,422,191
Fitness	5,110	-	-	-	5,110
Other income	540,295	913,039	-	-	1,453,334
Rental income	-	-	493,447	-	493,447
Interest from mortgages	-	-	12,711	-	12,711
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$13,270,211	$16,719,960	$506,158	$-	$30,496,329
Nine months ended September 30, 2006
Housewares	$4,440,169	$426,777	$-	$-	$4,866,946
Beauty products	3,029,435	779,027	-	-	3,808,462
Fitness	2,274,530	-	-	-	2,274,530
Other income	21,949	-	-	-	21,949
Rental income	-	-	506,081	-	506,081
Interest from mortgages	-	-	21,995	-	21,995
Sale of real estate	-	-	900,000	-	900,000
Total revenue from external customers	$9,766,083	$1,205,804	$1,428,076	$-	$12,399,963
Three months ended September 30, 2007
Housewares	$3,026,666	$4,184,641	$-	$-	$ 7,211,307
Beauty products	35,510	604,264	-	-	639,774
Fitness	-	-	-	-	-
Other income	124,224	913,039	-	-	1,037,263
Rental income	-	-	181,789	-	181,789
Interest from mortgages	-	-	-	-	-
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$3,186,400	$5,701,944	$181,789	$-	$9,070,133
Three months ended September 30, 2006
Housewares	$2,777,228	$426,777	$-	$-	$3,204,005
Beauty products	1,202,539	779,027	-	-	1,981,566
Fitness	8,679	-	-	-	8,679
Other income	(67,800)	-	-	-	(67,800)
Rental income	-	-	169,149	-	169,149
Interest from mortgages	-	-	6,400	-	6,400
Sale of real estate	-	-	-	-	-
Total revenue from external customers	$3,920,646	$1,205,804	$175,549	$-	$5,301,999

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segment Information (continued)

Business segment information as of September 30, 2007 and for the nine months and three months ended September 30, 2007 and 2006 follows:

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Nine months ended September 30, 2007:
Revenues	$13,270,211	$16,719,960	$506,158	$-	$30,496,329
Cost of sales	5,390,804	7,982,286	-	-	13,373,090
Gross profit	7,879,407	8,737,674	506,158	-	17,123,239
Expenses:
Selling	7,949,622	1,738,308	-	-	9,687,930
General and administrative	1,346,034	1,416,834	312,350	-	3,075,218
Corporate expenses (includes non-cash
stock-based compensation of $434,040)	-	-	-	1,753,169	1,753,169
Depreciation and amortization	32,317	302,492	198,298	392,518	925,625
Other charges	154,959	21,559			176,518
Bad debts	248,105	346	-	-	248,451
Total expenses	9,731,037	3,479,539	510,648	2,145,687	15,866,911
Income (loss) from operations	(1,851,630)	5,258,135	(4,490)	(2,145,687)	1,256,328
Other income (expense):
Interest expense, net	(384,675)	(352,938)	(210,512)	(29,063)	(977,188)
Minority voting interest in net loss of subsidiary	-	-	107,909	-	107,909
	(384,675)	(352,938)	(102,603)	(29,063)	(869,279)
Income (loss) from continuing operations before
provision for income taxes	(2,236,305)	4,905,197	(107,093)	(2,174,750)	387,049
Provision for income taxes	2,560	13,568	1,386	8,438	25,952
Income (loss) from continuing operations	(2,238,865)	4,891,629	(108,479)	(2,183,188)	361,097
(Loss) from discontinued operations,
net of taxes	-	-	-	(27,511)	(27,511)
Net income (loss)	$(2,238,865)	$4,891,629	$(108,479)	$(2,210,699)	$333,586

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segment Information (continued)

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Nine Months ended September 30, 2006:
Revenues	$9,766,083	$1,205,804	$1,428,076	$-	$12,399,963
Cost of sales	3,975,782	630,813	900,000	-	5,506,595
Gross profit	5,790,301	574,991	528,076	-	6,893,368
Expenses:
Selling	6,267,737	143,656	-	-	6,411,393
General and administrative	1,297,270	201,708	318,654	-	1,817,632
Corporate expenses (includes non-cash
stock-based compensation of $122,382)	-	-	-	955,855	955,855
Depreciation and amortization	6,708	38,925	167,044	108,184	320,861
Bad debts	54,650	-	-	-	54,650
Total expenses	7,626,365	384,289	485,698	1,064,039	9,560,391
(Loss) income from operations	(1,836,064)	190,702	42,378	(1,064,039)	(2,667,023)
Other income (expense):
Interest expense, net	(71,176)	(50,694)	(134,435)	(29,291)	(285,596)
Minority voting interest in net loss of subsidiary	-	-	37,826	-	37,826
	(71,176)	(50,694)	(96,609)	(29,291)	(247,770)

(Loss) income from continuing operations before
provision (benefit) for income taxes	(1,907,240)	140,008	(54,231)	(1,093,330)	(2,914,793)
Provision for income taxes	2,400	-	3,031	1,751	7,182
(Loss) income from continuing operations	(1,909,640)	140,008	(57,262)	(1,095,081)	(2,921,975)
(Loss) income from discontinued operations,
net of taxes	-	-	-	(143,529)	(143,529)
Net (loss) income	$(1,909,640)	$140,008	$(57,262)	$(1,238,610)	$(3,065,504)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segment Information (continued)

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Three months ended September 30, 2007:
Revenues	$3,186,400	$5,701,944	$181,789	$-	$9,070,133
Cost of sales	1,398,048	2,434,854	-	-	3,832,902
Gross profit	1,788,352	3,267,090	181,789	-	5,237,231
Expenses:
Selling	2,322,620	805,859	-	-	3,128,479
General and administrative	406,212	488,409	103,018	-	997,639
Corporate expenses (includes non-cash
stock-based compensation of $154,456)	-	-	-	545,526	545,526
Depreciation and amortization	17,424	80,582	65,528	134,717	298,251
Other charges	154,959	21,559	-	-	176,518
Bad debts	26,249	-	-	-	26,249
Total expenses	2,927,464	1,396,409	168,546	680,243	5,172,662
Income (loss) from operations	(1,139,112)	1,870,681	13,243	(680,243)	64,569
Other income (expense):
Interest expense, net	(106,662)	(104,424)	(69,265)	(9,844)	(290,195)
Minority voting interest in net loss of subsidiary	-	-	28,694	-	28,694
	(106,662)	(104,424)	(40,571)	(9,844)	(261,501)
Income (loss) from continuing operations before
provision for income taxes	(1,245,774)	1,766,257	(27,328)	(690,087)	(196,932)
Provision for income taxes	-	-	-	1,385	1,385
Income (loss) from continuing operations	(1,245,774)	1,766,257	(27,328)	(691,472)	(198,317)
Income from discontinued operations,
net of taxes	-	-	-	2,039	2,039
Net income (loss)	$(1,245,774)	$1,766,257	$(27,328)	$(689,433)	$(196,278)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segment Information (continued)

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Three Months ended September 30, 2006:
Revenues	$3,920,646	$1,205,804	$175,549	$-	$5,301,999
Cost of sales	1,326,343	630,813	-	-	1,957,156
Gross profit	2,594,303	574,991	175,549	-	3,344,843
Expenses:
Selling	2,313,922	143,656	-	-	2,457,578
General and administrative	300,381	201,708	112,987	-	615,076
Corporate expenses (includes non-cash
stock-based compensation of $116,602)	-	-	-	320,375	320,375
Depreciation and amortization	2,313	38,925	66,049	107,665	214,952
Bad debts	13,844	-	-	-	13,844
Total expenses	2,630,460	384,289	179,036	428,040	3,621,825
(Loss) income from operations	(36,157)	190,702	(3,487)	(428,040)	(276,982)
Other income (expense):
Interest expense, net	(56,976)	(50,694)	(69,065)	(9,889)	(186,624)
Minority voting interest in net loss of subsidiary	-	-	35,500	-	35,500
	(56,976)	(50,694)	(33,565)	(9,889)	(151,124)
(Loss) income from continuing operations before
provision (benefit) for income taxes	(93,133)	140,008	(37,052)	(437,929)	(428,106)
Provision for income taxes	1,600	-	-	1,751	3,351
(Loss) income from continuing operations	(94,733)	140,008	(37,052)	(439,680)	(431,457)
(Loss) income from discontinued operations,
net of taxes	-	-	-	(39,154)	(39,154)
Net (loss) income	$(94,733)	$140,008	$(37,052)	$(478,834)	$(470,611)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segment Information (continued)

	Transactional Marketing	Retail Distribution	Real Estate	Other	Total
Balance Sheet Data as of September 30, 2007:
Current Assets:
Cash	$(105,225)	$151,577	$34,224	$19,607	$100,183
Accounts receivable, net	154,063	5,147,103	34,486	-	5,335,652
Due from factor	-	9,389	-	-	9,389
Mortgage and note receivable	-	-	4,567	-	4,567
Inventories	1,024,682	1,820,906	-	-	2,845,588
Infomercial production costs	604,382	-	-	-	604,382
Deposits	15,000	-	-	-	15,000
Prepaid expenses	343,755	305,228	21,422	13,733	684,138
Other current assets	-	-	4,229	7,907	12,136
Assets of discontinued operations	-	-	-	83,651	83,651
Total current assets	2,036,657	7,434,203	98,928	124,898	9,694,686
Property and equipment, net	226,584	187,719	-	1,019	415,322
Restricted cash	-	-	69,288	-	69,288
Office building, net	-	-	4,023,051	-	4,023,051
Mortgage and note receivable	-	-	312,680	-	312,680
Deferred costs, net of accumulated amortization	-	51,896	183,785	450,811	686,492
Deferred tax asset, net	1,016,811	-	-	-	1,016,811
Retail distribution network, net	-	1,768,959	-	-	1,768,959
Goodwill	1,231,048	611,364	-	-	1,842,412
Other	91,118	10,266	-	21,574	122,958
Total assets	$4,602,218	$10,064,407	$4,687,732	$598,302	$19,952,659
Capital expenditures	$152,165	$94,270	$-	$1,000	$247,435

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2006 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the nine months and three months ended September 30, 2007 and 2006. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Amendment No. 2 to Form SB-2/A Registration Statement filed on July 3, 2007.

Overview

Through July 31, 2006, we operated two business segments consisting of the transactional marketing business and the development and rental of real estate in New York and Connecticut.  Through other subsidiaries, we are in the process of liquidating the discontinued operations of our former medical division. The real estate and discontinued operations were acquired on November 29, 2005 and are not included in the historical financial statements prior to that date.

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

Retail Distribution

We began our retail distribution operations on August 1, 2006, when we purchased certain assets from Adsouth Partners, Inc. (“Adsouth”), through a newly formed subsidiary, Adsouth Marketing LLC.  We acquired assets comprising Adsouth's consumer products division. We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

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

Retail Distribution.  The following is a list of our current products that are included in our retail distribution business:

•

Pearl, Micro Pearl Abrasion, and Hollywood Hands are among the many items in the Starmaker line of beauty products.  Pearl is an Anti-Wrinkle Moisturizing Mist, an advanced moisturizing treatment used by members of the entertainment industry.  In August 2006, we obtained an exclusive two year distribution agreement with StarMaker Products for domestic and international distribution. StarMaker Products is a joint effort between director and former Happy Days star, Anson Williams and renowned makeup artist and product developer JoAnna Connell.

•

Microdermabrasion, part of the Dermafresh line of skin care products.

•

Hercules Hook, a uniquely designed hook for hanging items on walls, for which in August 2006, we entered into an exclusive three year marketing and distribution rights agreement. We are utilizing direct response veteran Billy Mays to market the Hercules Hook.

•

Extreme Beam is a small, bright and powerful LED flashlight internally developed and marketed by our retail division.

•

EZ Foldz is a portable folding step stool that folds flat for easy storage, yet holds up to 300 pounds.  We successfully introduced this product into several mass merchant retailers, and recently signed an exclusive distribution agreement with the manufacturer.  The original EZ Foldz is sold into housewares departments, but we are now marketing a larger version for heavy duty use as well.

•

Zorbeez™ is a brand of super-absorbent, non-woven, chamois-like cloths for a wide variety of household uses.  We also sell additional products in this line including Micro-Men, Auto Zorbeez™ and Streak Freeze™.

•

Additional health and beauty products we sell include Cellutone, Collagen Facial Blanket, Dermasolve, Glycolic Blanket, Heel Fast, Lip Solution, Roll On Collagen, and Wrinkle Be Gone.

Customers for our products are generally mass merchandising retail companies, including some of the largest retailers in the United States. These customers consist of major retail, drug store, food and similar chains.

Real Estate Segment

All real estate assets were acquired in connection with the reverse merger acquisition on November 29, 2005. No revenues were included in the Consolidated Financial Statements prior to November 29, 2005.  Revenues in the real estate division vary substantially from period to period depending on when a particular transaction closes and depending on whether the closed transaction is recognized for accounting purposes as a sale, or is reflected as a financing, or is deferred to a future period.

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

Real Estate

All real estate assets were acquired in connection with the reverse merger acquisition on November 29, 2005. No costs of sales were included in the Consolidated Financial Statements prior to November 29, 2005. All operating expenses of the office building in East Granby, Connecticut are included in general and administrative expenses.

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

General and Administrative Expenses

Transactional Marketing

The significant components of general and administrative expenses are employment costs that have not been allocated to corporate overhead, liability insurance, legal fees, occupancy, and telecommunications costs.

Retail Distribution

The largest component of general and administrative expenses is administrative employment costs and executive salaries that have not been allocated to corporate overhead. Product liability insurance is another significant cost.

Real Estate Segment

General and administrative expenses primarily consist of real estate taxes, utilities and maintenance attributable to the office building in East Granby, Connecticut.

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

Depreciation and amortization

The significant components of depreciation and amortization are:

We incurred costs of $1,052,000 to issue the $5.7 million 10% secured convertible notes, which closed on August 2, 2006. As additional consideration, we also issued warrants to purchase 3,000,000 shares of our common stock. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $512,000. These costs are being amortized over the 36 month life of the loan.

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

Other Charges

We incurred additional costs due to events that lead to the bankruptcy of one of our third party fulfillment centers. These are costs in excess of normal business expenditures due to the actions of the third party fulfillment center.

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

Retail Distribution

Note Payable: In accordance with the terms of the assets purchased from Adsouth, we assumed certain liabilities as payment of the purchase price. Included in the liabilities assumed was a note with a balance of $756,078. At September 30, 2007, the balance of the note was $407,000. In July 2007, the note was converted from a demand note into a one year note, maturing in July 15, 2008.The note bears interest at 18% per annum.

10% Secured Convertible Notes: Interest expense is primarily attributable to the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business.

Line of Credit: On June 4, 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon our request, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed $1,000,000. Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%. At September 30, 2007, the balance of the note was $3,650,000.

Factoring Agreement: On November 8, 2006, our subsidiary, Adsouth Marketing, LLC (“ASM”), completed an account transfer and purchase agreement with a factoring company. This agreement was terminated on June 6, 2007 in connection with the closing of a line of credit with BFI Business Finance. We paid a fixed discount of 0.75% of the gross amount of any receivables sold and a variable interest rate, of prime plus 2% on all advances.

Real Estate

Mortgage payable, office building

The East Granby Property is owned subject to a mortgage, with an outstanding principal balance of $1,987,000 at September 30, 2007. The interest rate is 5.53 % through December 31, 2007.  Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points.  The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). Under the terms of the note, the principal balance of the mortgage will be reduced by approximately $27,000 before the interest rate change takes effect on December 31, 2007.

On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property. The mortgage note matures on August 1, 2009, with an interest rate of 12.5% per annum.

Corporate

Series A and B Bonds were included in the net assets of VBI acquired in connection with the reverse merger acquisition on November 29, 2005. In accordance with terms of the Acquisition Agreement, the Series A and B Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock. Interest on both of the Series A and Series B bonds is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. As of September 30, 2007, the prime rate was 7.75% and the interest rate on these bonds was adjusted at 10.75% for the following quarter.

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

Income taxes

We have allowable net operating loss ("NOL") carry-forwards for Federal purposes of approximately $8,482,000. These losses include $6,176,000 of pre-merger losses allowable to be carried forward by Internal Revenue Code statute. The annual carry-forwards are limited to $308,000 per year. Any unused amount of the annual allowable losses may be carried forward to future periods. We incurred taxable income for the nine months ended September 30, 2007 of $469,000. The balance of these losses will be available for future years, expiring through December 31, 2026. However, we have taken a 63% valuation allowance against Federal NOL carry-forwards due to the uncertainty of generating enough taxable income throughout the carry-forward period to utilize the full amount available.

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

Revenues and Gross Profit

Transactional Marketing

The following table summarizes our changes in net revenue and gross profit from our transactional marketing business (in thousands) for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2007	2006	$	%	2007	2006	$	%
Net revenue	$3,186	$3,921	$(735)	(19)%	$13,270	$9,766	$3,504	36%
Cost of sales	1,398	1,327	71	5%	5,391	3,976	1,415	36%
Gross profit	$1,788	$2,594	$(806)	(31)%	$7,879	$5,790	$2,089	36%
Gross profit %	56%	66%			59%	59%

Net Sales

Net sales for the nine months ended September 30, 2007 (“2007”) were approximately $13.3 million, an increase of $3.5 million, or 36%, compared to net sales for the nine months ended September 30, 2006 (“2006”) of approximately $9.8 million. Net sales for the three months ended September 30, 2007 (“Q3 2007”) were approximately $3.2 million, a decrease of $.7 million, or 19%, compared to net sales for the three months ended September 30, 2006 (“Q3 2006”) of approximately $3.9 million. The increase in net sales for the nine months ended in 2007 was attributable to the additional funds that were available to spend on media advertising and inventory purchases, as a result of the two stage financing that was closed in August and September 2006. The funds available for the additional media expenditures and inventory purchases allowed us to launch marketing campaigns for new products during 2006, which carried over into 2007. Those products include Hercules Hooks, a household product, and True Ceramic Pro, a hair straightening product. In 2007, we launched Zorbeez, a household product. During the nine months ended in 2006, our lack of funding limited the amount of media advertising expenditures and inventory purchases, which resulted in lower sales. Hercules Hooks, True Ceramic Pro, and Zorbeez generated revenues of $12.9 million during the nine months ended in 2007 which was an increase of $9.2 million for these three products. The increase in sales from these new products was offset by a decrease in revenues during the nine months ended in 2007 of $5.7 million from older product lines whose marketing campaigns were eliminated or reduced. Of these decreases in 2007, $2.3 million was related to a fitness product, $1.9 million was related to a beauty product line and $1.4 million was related to a pet product.

The decrease in net sales in Q3 2007 was due to ending of the marketing campaigns for a pet product and the True Ceramic Pro which accounted for a decrease of $1.2 million. A reduction in our marketing of Hercules Hook through transactional marketing was a result of consumer acceptance of the product and their willingness to purchase it from our retail distribution customers accounted for a decrease in transactional marketing revenues of $1.1 million in Q3 2007 compared to Q3 2006.  There was a decrease in our Youth Factor beauty care line of $.2 million.  These reductions were offset by the launch of Zorbeez during 2007 which generated revenues of $1.8 million for Q3 2007.

Gross Profit

Gross profit for the nine months ended in 2007 was approximately $7.9 million, which represents an increase of $2.1 million, or 36%, compared to gross profit for the nine months ended in 2006 of approximately $5.8 million. Gross profit for Q3 2007 was approximately $1.8 million, which represents a decrease of $.8 million, or 31%, compared to gross profit for Q3 2006 of approximately $2.6 million. The increase in gross profit for the nine months ended in 2007 was due to an increase in net sales as detailed above. The gross profit margin was 59% for both the nine months ended September 30, 2007 and 2006.

The decrease in gross profit for Q3 2007 compared to Q3 2006 was due to both a decrease in net sales as detailed above and a decrease in profit margins. The gross profit margin was 56% for Q3 2007, compared to 66% for Q3 2006. The decrease in gross profit margin for Q3 2007 compared Q2 2007 was due to an increase in our continuity sales of our household products, Hercules Hooks and Zorbeez. Continuity, or recurring sales, generally have lower profit margins, but no new additional media expenditure.

Retail Distribution

The following table summarizes our net revenue and gross profit from our retail distribution business (in thousands) for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2007	2006*	$	%	2007	2006*	$	%
Net revenue	$5,702	$1,206	$4,496	373%	$16,720	$1,206	$15,514	1,286%
Cost of sales	2,435	631	1,804	286%	7,982	631	7,351	1,165%
Gross profit	$3,267	$575	$2,692	468%	$8,738	$575	$8,163	1,420%
Gross profit %	57%	48%			52%	48%

* The retail distribution business was acquired on August 1, 2006.

The retail distribution business we acquired in 2006 was in the beginning stages of development during 2006. Only two months of net revenue was included during the nine months ended September 30, 2006 and Q3 2006, therefore quantitative period to period comparisons of net revenue and gross profit are not applicable. Our strategy is to leverage our advertising for the products in the transactional marketing business to enhance sales in the retail distribution business. We use our knowledge of consumer products and intend to develop, acquire or obtain rights to products that we believe can enhance our overall business. We presently either own the rights to or have distribution rights for a number of products, most of which are beauty and houseware products. As part of our business strategy, we intend to expand the products offered in our transactional marketing business to our retail distribution business. We will also seek to obtain products or distribution rights to other products, which may be in different consumer product categories from our present products.

Real Estate

We acquired the real estate activities of VBI on November 29, 2005. The revenue for the nine months ended in 2007 was $.5 million, a decrease of $.9 million, compared to revenue for the nine months ended in 2006 of approximately $1.4 million. The decrease in revenues in 2007 was due to $900,000 of revenue that was included in 2006 from the sale of the 65 acre parcel in Hunter, New York. The remainder of the revenue in 2006 and all of the revenue in 2007 was primarily rental income from the office building in East Granby, Connecticut. The revenue for the three months ended in 2007 and 2006 was approximately $.2 million for both periods.

The cost of the 65 acre parcel was $900,000, and was included in cost of sales for the nine months ended in 2006.

The following table summarizes our changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2007	2006*	$	%	2007	2006*	$	%
Selling:
Transactional marketing	$2,323	$2,314	$9	0%	$7,950	$6,268	$1,682	27%
Retail distribution	806	143	663	464%	1,738	143	1,595	1,115%
Total selling	3,129	2,457	672		9,688	6,411	3,277
General and administrative:
Transactional marketing	406	300	106	35%	1,346	1,297	49	4%
Retail distribution	489	202	287	142%	1,417	202	1,215	601%
Real estate	103	113	(10)	(9)%	312	319	(7)	(2)%
Total general and administrative	998	615	383		3,075	1,818	1,257
Corporate expenses	545	321	224	70%	1,753	956	797	83%
Depreciation and amortization:
Transactional marketing	18	3	15	500%	32	7	25	357%
Retail distribution	80	39	41	105%	302	39	263	674%
Real estate	65	66	(1)	(2)%	198	167	31	19%
Corporate	135	107	28	26%	393	108	285	264%
Total depreciation and amortization	298	215	83		925	321	604
Impairment, restructuring
and other charges	177	-	177		177	-	177
Bad debts	26	14	12	86%	248	55	193	351%
Interest expense, net:
Transactional marketing	107	57	50	88%	385	71	314	442%
Retail distribution	104	51	53	104%	353	51	302	592%
Real estate	69	69	-	-%	210	134	76	57%
Corporate	10	10	-	- %	29	29	-	- %
Total interest expense, net	290	187	103		977	285	692

* The retail distribution business was acquired on August 1, 2006.

Selling Expenses

Transactional Marketing

Selling expenses for the nine months ended in 2007 were approximately $8.0 million, which represents an increase of $1.7 million, or 27%, compared to selling expenses for the nine months ended in 2006 of approximately $6.3 million. Selling expense as a percent of revenue decreased to 60% in 2007 as compared to 64% in 2006. The lower cost as a percent of revenue during the period ended in 2007 as compared to 2006 was due to higher return on investment from media purchases for the product lines that generated the majority of the revenues during the nine months ended September 30, 2007. Selling expenses for the three months ended in 2007 and 2006 were approximately $2.3 million for both periods. Selling expense as a percent of revenue increased to 73% in Q3 2007 as compared to 59% in Q3 2006. The higher cost as a percent of revenue during the period ended in 2007 as compared to 2006 was due to a lower return on investment from media purchases for the product lines in our transactional marketing business, which products were simultaneously being marketed and accepted by consumers who purchased the products from our customers in our retail distribution business.

The primary component of selling expense is the cost of media advertising, which consists of TV, Internet and print. The following table summarizes our changes in media expenses for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2007	2006	$		%	2007	2006*	$	%
Media:			$
TV	$1,987	$2,034		(47)	(2)%	$6,786	$4,479	$2,307	52%
Internet	197	156		41	26%	688	1,166	(478)	(41)%
Print	50	14		36	257%	163	16	$147	919%
Total media	$2,234	$2,204		$30		$7,637	$5,661	1,976

TV Media: TV media expense for the nine months ended in 2007 was approximately $6.8 million, which represents an increase of $2.3 million, compared to TV media expenses for the nine months ended in 2006 of approximately $4.5 million. The increase during the nine months ended in 2007 was due to the availability of funds from our recently completed financing to launch and maintain new products in 2007 compared to the existing products in 2006. TV media expense for the three months ended in 2007 and 2006 was approximately $2.0 million for both periods. During the three months ended in 2007, we reduced our TV media spending on our Hercules product in the transactional marketing business as a result of consumer acceptance of the product and their willingness to purchase it from our retail distribution customers. In addition to the differences in the amount of TV media time that we purchased, our media costs were also affected by a 40% increase in media rates charged by TV stations in both the nine month and three month periods ended in 2007 compared to the same periods in 2006.

Internet Media: Internet media expense for the nine months ended in 2007 was approximately $.7 million, which represents an increase of $.5 million, compared to internet media expenses for the nine months ended in 2006 of approximately $1.2 million. The decrease for the nine month period ended in 2007 was attributable to a $.9 million decrease of internet media for the beauty product line. This decrease was offset by an increase in internet media expenditures during the nine months ended in 2007 of $.5 million on the new product lines for Hercules Hooks and Zorbeez. Internet media expense for the three months ended in 2007 and 2006 was approximately $.2 million for both periods. During the three months ended in 2007, internet media spending increased for the new product lines for Hercules Hooks and Zorbeez as spending decreased on our beauty product line.

Print Media: Print media spending increased during the nine months ended in 2007 by $.1 million compared to the nine months ended in 2006. The increase in 2007 was due to spending on print ads for products that would also build brand awareness in the retail distribution business.

Retail Distribution

Only two months of selling expenses were included during the nine months ended September 30, 2006 and Q3 2006, therefore quantitative period to period comparisons of selling expenses are not applicable. Selling expenses for the nine months and three months ended in 2007 primarily consisted of advertising, commissions and delivery costs. We expect to leverage the advertising for our products in the transactional marketing business to enhance sales in the retail distribution business.

Real Estate

There were no brokerage fees paid in connection with the sale of the 65 acre parcel in 2006. We did not incur any other selling expenses in 2007 or 2006.

General and Administrative Expenses

Transactional Marketing

General and administrative expenses for the nine months ended in 2007 and 2006 were approximately $1.3 million in each period. General and administrative expenses for Q3 2007 were approximately $.4 million, which represents an increase of $.1 million, or 35%, compared to general and administrative expenses for Q3 2006 of approximately $.3 million. The no change for the nine months ended in 2007 and the net increase for the three months ended in 2007 as compared to the same periods in 2006 were due to increases in occupancy costs and legal expenses related to a product trademark, offset by a decrease in product liability insurance. The increase in occupancy costs was due to our relocation to a larger facility in October 2006. The decrease in product liability insurance was due a rate

Retail Distribution

Only two months of general and administrative expenses were included during the nine months ended September 30, 2006 and Q3 2006, therefore quantitative period to period comparisons of general and administrative expenses are not applicable. General and administrative expenses for the nine months ended in 2007 primarily consisted of direct employment costs of $584,000, product liability insurance of $130,000, and an allocation of WWE employment costs from the transactional marketing business of $503,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

General and administrative expenses for the three months ended in 2007 primarily consisted of direct employment costs of $209,000, product liability insurance of $42,000, and an allocation of WWE employment costs from the transactional marketing business of $174,000. We allocate our employment costs to the each of our business segments based on the approximate time devoted by each employee to the respective businesses.

Real Estate

General and administrative expenses for the nine months ended in 2007 and 2006 were approximately $300,000 in both periods. General and administrative expenses for the three months ended in 2007 and 2006 were approximately $100,000 in both periods. These expenses include operating expenses of the office building in East Granby, Connecticut, primarily consisting of maintenance and supplies, real estate taxes and utilities.

Corporate Expenses

Corporate expenses for the nine months ended in 2007 were approximately $1.8 million, an increase of $.8, or 83%, compared to corporate expenses in 2006 of approximately $1.0 million. Corporate expenses for the three months ended in 2007 were approximately $.5 million, an increase of $.2 million, or 70%, compared to corporate expenses in 2006 of approximately $.3 million. Corporate expenses consist of the costs of being a public company and the costs attributable to new business development. These costs are primarily attributable to: (i) an allocation of employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, (ii) professional fees, and (iii) investor relations costs. These costs increased in both the nine month period and the three month period ended in 2007 as compared to the same periods ended in 2006. The cost of non-cash stock-based compensation, which includes amortization of the fair value of options, stock and warrants issued to employees and consultants have been allocated to corporate expenses. On July 27, 2006, we adopted our 2006 Equity Incentive Plan (the “2006 Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the 2006 Plan. Pursuant to the 2006 Plan, we may issue stock options, stock purchase awards, restricted stock awards, and warrants. For the nine months ended in 2007, amortization of non-cash stock based compensation was $.4 million, compared to $.1 million for 2006. Amortization of non-cash stock based compensation for the three months ended in 2007 and 2006 were approximately $.1 million for both periods.

Depreciation and Amortization

Retail Distribution

The total cost of the retail distribution network, in excess of the net assets acquired was $2.0 million, which we will amortize over the estimated life of ten years. Amortization expense of the retail distribution network was approximately $152,000 and $52,000 for the nine months and three months ended September 30, 2007.

We have guaranteed the advances paid by the factoring company under an account transfer and purchase agreement. In addition, the advances are also guaranteed by our chief executive officer, Nancy Duitch, and by our president and chief operating officer, Alan Gerson. We have agreed to indemnify the personal guarantors for any loss they may sustain in connection with the guaranty. We have agreed to pay each guarantor a fee of $50,000, which is 2.5% of the facility amount. The guaranty fee is being amortized over the two year term of the factoring agreement. The factoring agreement was terminated on June 6, 2007. For the nine months and three months ended September 30, 2007, amortization expense under the guaranty fee was $92,000 and $-0-.

Real Estate

Depreciation related to the office building in East Granby, Connecticut and amortization of prepaid real estate broker fees and deferred finance costs for the nine months ended September 30, 2007 was $198,000 compared to $167,000 for 2006. Depreciation and amortization for the three months ended September 30, 2007 was $65,000 compared to $66,000 for 2006. The increase of $31,000 for the nine months ended in 2007 compared to the same period ended in 2006 was due to additional finance costs that were incurred in connection with obtaining a second mortgage in July 2006.

Corporate

On August 2, 2006, we began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes. Amortization expense for the nine months and three months ended September 30, 2007 was $385,000 and $131,000, and will continue over the 36 month life of the loan.

Other Charges

Other charges were approximately $176,000 for the nine months and three months ended September 30, 2007, compared to none for the same periods ended in 2006. We incurred additional costs due to events that lead to the bankruptcy of one of our third party fulfillment centers, National Fulfillment (“NFI”). In September 2007, we discovered that during the three months ended September 30, 2007, NFI had failed to pay their third party shipping vendors, causing our actual customer shipments to be delayed or not shipped at all. In the weeks prior to September 19, 2007 we suspected a problem with shipments, however, NFI tried to hide the problem by deflecting our requests for information.

We immediately paid the third party shipping vendors and instructed them to ship all products that were unshipped. As of September 30, 2007, all such products were shipped. We have incurred and will continue to incur costs in excess of normal business expenditures due to NFI’s actions. Among these costs are duplicate shipping charges, processing fees for returns and cancellations, increased customer service costs, costs to ship inventory from NFI to new facilities, and the costs to receive the product at the new facilities. These costs are being reported as a separate component of Costs and Expenses. We have retained legal counsel to recover these costs as well as other costs which are still to be determined. We have implemented controls, including daily receipt of tracking numbers for shipped packages and weekly physical inspection to be certain that there are no packages that have been segregated for shipment and remain unshipped.

Bad Debts

Transactional Marketing

Bad debt expense for the nine months ended September 30, 2007 was $248,000, an increase of $193,000, compared to bad debt expense in 2006 of $55,000. Bad debt expense for the three months ended September 30, 2007 was $26,000, an increase of $12,000, compared to bad debt expense in 2006 of $14,000. In both the nine month and the three month periods ended in 2007, a higher percentage of WWE’s sales were generated from products that had multiple credit payment terms, as compared to the same periods in 2006. Sales that have multiple credit payment terms are subject to future credit card charges. If the future charges are ultimately denied, we will incur a bad debt expense.

Interest Expense

Transactional Marketing

Interest expense for the nine months ended September 30, 2007 was $385,000, compared to interest expense of $71,000 for the same period in 2006. Interest expense in 2007 primarily consisted of: (i) $328,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business, and (ii) factoring charges of $63,000 from the additional multi-product product sales in 2007, compared to 2006.

Interest expense for the three months ended September 30, 2007 was $107,000, compared to interest expense of $57,000 for the three months ended September 30, 2006. Interest expense in 2007 primarily consisted of the portion of the proceeds of the 10% secured convertible notes allocated to the transactional marketing business.

Retail Distribution

Interest expense for the nine months ended September 30, 2007 was $353,000. Interest expense primarily consisted of: (i) $81,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $62,000 of interest on the 18% note payable that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., (iii) $80,000 of interest on the BFI line of credit that closed on June 6, 2007, and (iv) factoring charges of $130,000.

Interest expense for the three months ended September 30, 2007 was $104,000. Interest expense primarily consisted of: (i) $21,000, which represents interest on the portion of the proceeds of the 10% secured convertible notes allocated to the retail distribution business, (ii) $17,000 of interest on the 18% note payable that we assumed as part of the purchase price of the retail distribution business from Adsouth Partners, Inc., and (iii) $68,000 of interest on the BFI line of credit that closed on June 6, 2007.

Real Estate

Interest expense for the nine months ended September 30, 2007 was $210,000, an increase of $76,000, compared to $134,000 in 2006. On July 13, 2006, we completed the closing of a $1,100,000 second mortgage financing on the East Granby Property, with an interest rate of 12.5% per annum. Interest expense related to the second mortgage for the nine months ended September 30, 2007 was $124,000, which accounted for the majority of the net increase in interest expense in 2007 compared to the same period in 2006. Interest expense for the three months ended in 2007 and 2006 was approximately $69,000 in both periods.

Corporate

Interest expense for the nine months ended September 30, 2007 and 2006 was $29,000 in both periods. Interest expense for the three months ended September 30, 2007 and 2006 was $10,000 in both periods. Interest expense allocated to corporate was primarily attributable to interest expense on the debts that were acquired from VBI on November 29, 2005. These debts include the balance of Series A and Series B Bonds.

Minority Voting Interest in Net Loss (Income) of Subsidiary

Minority voting interest in net loss of subsidiary for the nine months ended September 30, 2007 was $108,000, compared to approximately $38,000 for the nine months ended September 30, 2006. Minority voting interest in net loss of subsidiary for the three months ended September 30, 2007 was $29,000, compared to approximately $35,000 for the three months ended September 30, 2006. The Minority voting interest in net loss of subsidiary 2007 represents the portion of the operating loss from our office building in East Granby, Connecticut that is allocated to the owners of the minority voting interest. The increase in the property’s operating loss in the nine month period ended in 2007 was due to the additional interest expense and amortization of finance costs related to the second mortgage financing that closed in July 2006.

Discontinued Operations

Loss from discontinued operations for the nine months ended September 30, 2007 was approximately $28,000, a decrease of $116,000, compared to a loss of $144,000 for the nine months ended September 30, 2006. Income from discontinued operations for the three months ended September 30, 2007 was approximately $2,000, an increase of $41,000, compared to a loss of $39,000 for the three months ended September 30, 2006.  The change in both the nine month and three month periods ended in 2007 was due to reductions in employment costs and occupancy costs.

Net Income (loss)

The net income for the nine months ended September 30, 2007 was approximately $.3 million, a difference of $3.4 million, compared to a net loss of $3.1 million for the nine months ended September 30, 2006. The net loss for the three months ended September 30, 2007 was approximately $.2 million, a difference of $.3 million, compared to a net loss of $.5 million for the three months ended September 30, 2006. The increase in earnings from a net loss for the nine months ended September 30, 2006 to net income for the nine months ended September 30, 2007, and a reduction in the net loss for the three months ended September 30, 2007 compared the three months ended September 30, 2006 was due to our ability to derive additional revenues from the proceeds we received from the 10% secured convertible financing that closed in August and September 2006. Prior to the financing, we lacked funds to invest in marketing campaigns for new products. The funding allowed us to invest in media advertising and inventory purchases, resulting in an increase in revenues from our transactional marketing business for the nine months ended September 30, 2007 of $3.5 million compared to the same period ended in 2006. The funding also enabled us to acquire the retail distribution business in August 2006, which contributed an additional $15.5 million and $4.5 of revenues during the nine months and three months ended September 30, 2007.

The increase in our earnings from the additional revenues was offset by certain additional expenses incurred during the nine months and three months ended September 30, 2007. For the nine months ended September 30, 2007, these additional expenses include: (i) non-cash stock-based compensation of $434,000, (ii) amortization of acquisition costs and financing costs of $533,000, (iii) interest expense attributable to the financing and acquisition of $595,000, and (iv) factoring charges and interest on our line of credit of $210,000 that we incurred as a result of our need for additional financing in connection with our increase in revenue. For the three months ended September 30, 2007, these additional expenses include: (i) non-cash stock-based compensation of $154,000, (ii) amortization of acquisition costs and financing costs of $59,000, (iii) interest expense attributable to the financing and acquisition of $183,000, and (iv) factoring charges and interest on our line of credit of $68,000 that we incurred as a result of our need for additional financing in connection with our increase in revenue.

The following table compares earnings before interest, taxes, depreciation, amortization (including non-cash stock-based compensation), other charges, and discontinued operations (in thousands) for the periods indicated:

	Three months ended September 30,			Nine months ended September 30,
			Change			Change
	2007	2006		$2007	2006	$
Net income (loss) for the period	$(196)	$(471)	$275	$334	$(3,066)	$3,400
Interest expense, net	290	188	102	977	286	691
Provision for income taxes	1	3	(2)	26	7	19
Depreciation and amortization	298	215	83	925	321	604
Other charges	177	-	177	177	-	177
Non-cash stock based compensation	154	122	32	434	122	312
Loss (income) from discontinued
operations	(2)	40	(42)	28	144	(116)
	$722	$97	$625	$2,901	$(2,186)	$5,087

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

Liquidity and Capital Resources

The conduct of our business requires access to sufficient capital to cover the costs of product development, production of marketing materials, the purchase of transactional advertising media (such as television, Internet, print and radio), and the purchase of product inventory.  While a large component of our spending is often on advertising media, the terms we receive and the relatively quick return on that investment in the form of product sales associated with those expenditures does not typically result in liquidity constraints.  Our biggest capital commitment is therefore typically purchase of inventory for sales to our retail customers in the retail distribution segment of our business.

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

On November 13, 2007, we entered a securities purchase agreement (the “SPA”) pursuant to which we sold (i) 6,666,667 shares of Company common stock, $.001 par value, and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock (one-half exercisable at $1.00 per share and one-half exercisable at $1.50 per share), for a total purchase price of $4 million.

Simultaneously with the execution of the SPA, we also entered into an Agreement re Redemption of Convertible Notes (the “Redemption Agreement”) with the holders (the “Holders”) of our senior secured convertible notes sold in August and September 2006 in the original aggregate principal amount of $5.775 million (the “Notes”).  Pursuant to the terms of the Redemption Agreement, we paid to the Holders approximately $2 million representing pre-payment of principal installments through July 31, 2008, thus reducing the outstanding principal balance on the Notes to $2.68 million.  We also have the right, but not the obligation, to redeem the balance of the Notes on or prior to December 31, 2007, by paying to the Holders the principal amount outstanding thereon together with accrued interest through the date of redemption.

On September 30, 2007, we had working capital of $1.5 million Based on our newly acquired retail distribution business, transactional marketing business model, and anticipated growth, we believe that our cash requirements will increase. To sustain these needs, we entered into an asset based line of credit agreement in June 2007 and entered into a securities purchase agreement in November 2007, as described above. Additional growth may be funded by increasing the credit line on our asset based lending line of credit by using our receivables and inventory as collateral. We believe that our present cash resources, the turn-over of our existing receivables and inventory, cash available from the asset based line of credit and factoring agreement, and issuance of additional common stock for services will be sufficient on a short-term basis and over the next 12 months to fund our three operating business segments and discontinued operations, our company-wide working capital needs, and our expected investments in property and equipment.

Net cash used by operations in 2007 was $2.5 million, as compared to $4.2 million used in 2006. The $1.7 million decrease in cash used by operations in 2007 was due to cash provided by: (i) an increase in earnings of $4.5 million, net of adjustments for non-cash-items of $1.1 million, (ii) a decrease in accounts payable of $1.0 million in 2007, compared to a decrease of $1.3 million in 2006, and (iii) a decrease in prepaid expenses and deposits of $.5 million in 2007, compared to an increase of $.4 million in 2006. Cash provided by operations was offset by the use of cash from: (i) an increase in accounts receivable of $3.3 million in 2007 compared to an increase of $1.7 million in 2006, (ii) the proceeds from the sale of real estate of $.9 million in 2006, compared to none in 2007, and (iv) an increase in spending on infomercials in 2007 of $.6 million.

Cash used by investing activities was $.2 million in both 2007 and 2006 periods. An increase in capital expenditures in 2007 were offset by a decrease in the acquisition costs of the retail distribution network.

Net cash provided by financing activities was $2.7 million in 2007 as compared to $4.2 million provided in 2006. The $1.5 million decrease in cash provided in 2007 was primarily due to $2.3 million of net borrowings in 2007 compared to $5.2 million of net borrowings in 2006. The decrease in net borrowings was a result of closing our convertible debt financing in August 2006 and second mortgage financing in July 2006. The decrease in net borrowings in 2007 was offset by: (i) the payment of $.6 million of reserves owed to us under our factoring agreements, and (ii) a $.6 million reduction in the amount distributed to/contributed from the minority voting interest of our Gateway Granby, LLC subsidiary.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of September 30, 2007.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes Payable	$12,242,746	$4,921,219	$5,643,220	$236,363	$1,441,944
Operating Leases	1,114,228	350,014	532,992	231,222	-
Total	$13,356,974	$5,271,233	$6,176,212	$467,585	$1,441,944

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Preferred Stock

During the nine months ended September 30, 2007, six Series A preferred stockholders converted an aggregate of 186,209 shares of Series A preferred stock into 372,418 shares of common stock. The issuances were made pursuant to the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933.

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

On July 10, 2007, the Company entered into an investor relations consulting agreement commencing July 15, 2007, with an expiration date of April 14, 2008. Under the terms of the agreement, a portion of the compensation is payable in shares of unregistered, restricted VBI common stock. The stock is to be issued as follows; 6,290 shares on August 15, 2007, 6,290 shares on September 14, 2007, and 3,333 shares per month for the period from September 15, 2007 through the expiration date of April 14, 2008. On August 15, 2007 and September 14, 2007, the Company issued 6,290 shares of unregistered, restricted common stock as payment for the fee, which covers the period from July 15, 2007 through September 14, 2007. The stock was valued at $.70 per share on August 15, 2007 and $.59 per share on September 14, 2007.

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

VERTICAL BRANDING, INC.

November 19, 2007	By:	/s/ VICTOR BRODSKY
Victor Brodsky
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer

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

4.1

Form of Registration Rights Agreement, dated November 13, 2007, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited.

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

4.2	Form of Agreement re Redemption of Convertible Notes, dated November 13, 2007, by and between the Company and Gottbetter Capital Finance, LLC	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

4.3	Form of Amendment to Registration Rights Agreement, dated August 27, 2007, by and between the Company and Gottbetter Capital Finance, LLC.	Filed herewith.

10.1	Loan and Security Agreement entered June 4, 2007 by and between Adsouth Marketing, LLC, Worldwide Excellence, Inc. and Subsidiaries, and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.2	General Continuing Guaranty entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.3	Security Agreement entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2007.

10.4	Amendment 1 to Duitch Employment Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.5	Amendment 1 to Gerson Employment Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.6

Form of Securities Purchase Agreement, dated as of November 13, 2007, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

10.7	Form of Warrant, dated as of November 13, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.