Form 10KSB
period 2007-12-31
VERTICAL BRANDING, INC.
filed 2008-04-15
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The issuer’s revenue for the year ended December 31, 2007 was $36.3 million.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 2008 was $6.2 million.

The number of shares outstanding of the registrant's Common Stock, $.001 par value per share, on March 31, 2008 was 29,243,263.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development  and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” below, as well as other factors of which we are not currently aware or which we may not currently believe to be material.  We have no obligation to publicly update or revise these forward-looking statements to reflect new information, future events, or otherwise, except as required by applicable Federal securities laws, and we caution you not to place undue reliance on these forward looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Vertical Branding, Inc. (“VBI”), is a consumer products company selling high quality household, beauty and personal care products at affordable prices.  In addition to its consumer products business, VBI’s operations include a second, non-integrated business segment which entails the ownership and leasing of certain real estate holdings in Granby, Connecticut.  References herein to “we” or “our” or “Company” are intended to mean VBI and its subsidiaries.  Additional information about our business segments and corporate structure can be found in the sub-section below entitled “Information About Segments and Corporate Structure.”

Our mission as a consumer products company is to create and develop, or obtain exclusive licenses to, products that we believe will appeal and deliver value to our target audience, which is essentially the mass consumer market.  Our selection of products depends on many factors and criteria, chief among which is the suitability of a particular product to the way in which, and the channels through which, we market and sell.  We sell directly to consumers by advertising on television, in print media, on the Internet, and occasionally on the radio, through telemarketing and mass mailing.  We also sell our products on a wholesale basis to national retail and drugstore chains, home shopping channels, catalogue proprietors, and international distributors.  We are currently marketing and selling fourteen (14) products under seven (7) product lines, of which we own three (3) product lines  (comprising 6 products) and have exclusive licenses or distribution rights to four (4) product lines (comprising 8 products).  Additional information about out products, our marketing and sales, and other aspects of our business are included below.

Our method of successfully bringing products to market typically begins with what we refer to as a “transactional marketing” campaign intended to build product and brand awareness while at the same time generating sales.  Our transactional marketing campaigns are conducted in as many channels of consumer media as are viable for generating immediate sales in response to our product advertisements, including television, print, radio and the Internet.  The fundamental difference between transactional marketing and more conventional brand advertising is that for every dollar we spend on advertising media we expect an immediate, measurable return on investment in the form of sales attributable to that dollar and that advertisement.  A more detailed description of what we mean by transactional marketing, how it works, and how it differs from brand advertising can be found in the sub-section below entitled “Marketing and Sales.”

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

A successful transactional marketing campaign and the brand and product awareness that it can generate supports our ultimate goal of generating wholesale sales of our products to resellers, which include national retail and drugstore chains as well as home shopping channels, catalog publishers and international distributors.  These sales can often be a multiple of direct to consumer sales for products that are popular and profitable in the transactional marketing format, especially for products that have a long retail shelf life.  For this reason, we concentrate on finding or developing products that we believe will not only gain initial retail acceptance, but that will be what we refer to as “evergreen” products, or products that will serve a purpose or fill a need of consumers for years to come.  We currently have products placed with many of the nation’s largest retail outlets, including WalMart, Target, Costco and Bed Bath and Beyond, as well the nation’s major drug chains such as CVS, Walgreens and RiteAid.

Development of the Business

We were incorporated on May 18, 1990, under the laws of the State of Delaware as “PSI Food Services, Inc.”  On August 9, 2000, we changed our name to “MFC Development Corp.”  On October 30, 2006, we changed our name to “Vertical Branding, Inc.”

As MFC Development Corp., our business consisted primarily of the development, lease and/or sale of certain real property and the provision of specialized financing and other services to medical practices, all conducted through wholly owned subsidiaries.  Our medical financing business was conducted through Medical Financial Corp., which purchased insurance claims receivables from medical practices and provided certain services to those practices.  In addition to Medical Financial Corp., we operated three other subsidiaries, Nexus Garden City, LLC, Nexus Borough Park, LLC, and FRM Court Street, LLC, all of which provided additional management services to certain medical practices.  On the real estate front, our principal projects/holdings included (i) a 65-acre parcel of land in an area known as Hunter Highlands, adjacent to the Hunter Mountain Ski Slopes in the Town of Hunter, Greene County, New York (“Hunter”), which was owned by our wholly owned subsidiary Yolo Equities Corp. (“Yolo”), and (ii) an office building owned by our Gateway Granby, LLC subsidiary, of which we own 49% of the membership interests, containing approximately 52,000 square feet of rentable Class A office space located on 7.7 developable acres in East Granby, Connecticut (“Granby”).

In August of 2004, we sold our continuing service obligations to medical practices and the related future revenue rights of our medical financing business to HealthCare Claims Collections, LLC (“HCCC”) in exchange for an exclusive collection agreement with HCCC with preferential collection rates on the receivables, which we expected to collect over time.  As of December 31, 2007, the outstanding balance of our receivables was $84,000, net of $19,000 of estimated collection fees.

In November 2005, we completed the acquisition of all the issued and outstanding shares of common stock of Worldwide Excellence, Inc., a Delaware corporation (“WWE”), in accordance with the provisions of a certain acquisition agreement dated as of July 29, 2005 (“Acquisition Agreement”) among WWE, WWE’s stockholders, and VBI.  We acquired 100% percent of WWE’s outstanding common stock in exchange for 11,500,000 shares of our common stock.  As a result of the merger, the two former WWE stockholders, and their designees, became the owners of approximately 80% of our outstanding common stock.  This transaction was accounted for as a reverse merger, with WWE being the acquirer for accounting purposes.  Consequently, our historical results of operations became those of WWE.

Prior to acquisition, WWE’s business was direct to consumer marketing and sales of products in the health, beauty, fitness and household categories.  The principal products being marketed at the time of acquisition were YouthFactor, an anti-wrinkle cosmetic owned by WWE, and The Body Burner, a tramp-o-lean fitness product licensed from its manufacturer. WWE earned approximately $1.5 million on revenue of $20.7 million for the fiscal year ended December 31, 2004, and lost, on a pro-forma basis, approximately $1.3 million on $6.6 million in revenue for the nine (9) months ended September 30, 2005. WWE remains a wholly owned subsidiary of VBI through which we conduct our transactional marketing operations.

Simultaneous with our acquisition of WWE, we sold approximately 1.2 million shares of our 10% Convertible Preferred Stock, and warrants to purchase an equal number of shares of our common stock, for total financing proceeds of approximately $2.4 million.

In March of 2006, we sold the Hunter property to Mountaintrail at Hunter, LLC, for $900,000.

On August 1, 2006, we purchased certain assets from Adsouth Partners, Inc. (“Adsouth”) comprising Adsouth's consumer products division and assumed certain liabilities.  We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.  Prior to the Adsouth acquisition, we sold our products to retail stores, if at all, indirectly through distributors.  As a result of the acquisition, we became a vendor of record with various national retail and drugstore chains and began selling directly to those and other accounts.  The purchase price for the assets included a cash and stock component.  The cash component included the payment of $1,525,000 at closing in the form of a promissory note (the “Adsouth Note”).  The cash component was subject to adjustment after closing based on the actual value of the Adsouth assets and liabilities acquired.  The stock component of the purchase price was paid by issuance of 5.5 million shares of our common stock, 750,000 shares of which were held in escrow to satisfy purchase price adjustment and potential indemnification obligations of Adsouth.  We subsequently determined that the actual value of assets and liabilities acquired from Adsouth required reduction of the cash component of the purchase price by at least $843,648.  Of this amount, $693,648 was satisfied by cancellation of the then remaining balance of the Adsouth Note.  In July 2007, the parties agreed that the balance of the purchase price adjustment as well as release of the escrow shares would be settled by payment to us of the amount of $247,500.

On August 2 and September 18, 2006, we sold 10% secured convertible notes to Gottbetter Capital Finance, LLC and its affiliate (“Gottbetter”) in the total principal amount of $5,775,400 (the “Convertible Notes”) pursuant to a Securities Purchase Agreement dated July 31, 2006.  We used $762,500 of the proceeds to make principal payments on the Adsouth Note.

On November 13, 2007, we and four funds managed by RENN Capital Group Inc. (“Selling Shareholders”) entered into a securities purchase agreement (the “SPA”) pursuant to which we sold (i) 6,666,667 shares of Company common stock, $.001 par value and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock, one-half exercisable at $1.00 per share and one-half exercisable at $1.50 per share, for a total purchase price of $4 million.  Simultaneously with the execution of the SPA, we also entered into an Agreement re Redemption of Convertible Notes (the “Redemption Agreement”) with the holders of the Convertible Notes (the “Holders”).  Pursuant to the terms of the Redemption Agreement, we paid to the Holders approximately $2 million representing pre-payment of principal installments through July 31, 2008, thus reducing the outstanding principal balance on the Convertible Notes to $2.7 million.

Information about Segments and Corporate Structure

Our reportable segments include: (1) consumer products, (2) development, rental and/or sale of commercial real estate, and (3) other, which is comprised of corporate overhead and discontinued operations.  Our consumer products business operates on a global basis from our offices in Encino, California and Boca Raton, Florida.  The real estate segment operates in New York and Connecticut from an office in New Rochelle, New York.

We conduct operations through certain subsidiary entities.  Our transactional marketing efforts occur through our wholly owned subsidiary Worldwide Excellence, Inc. (“WWE”).  WWE in turn is the managing member of additional subsidiary entities, the only one of which that currently has significant ongoing operations is Legacy Formulas LLC.  Most of our product licensing, marketing material development and market testing occurs through Legacy Formulas.  Our retail distribution is operated through our wholly owned subsidiary Adsouth Marketing LLC, of which Vertical Branding is the managing member.  Finally, our real estate segment is operated through our Gateway Granby LLC subsidiary, of which we own 49% of the membership interests.  We maintain control of Gateway Granby by virtue of an Irrevocable Proxy and Agreement dated November 29, 2005, under which another member of Gateway Granby owning an approximately 12% membership interest has granted us an irrevocable proxy to vote her interest on all matters on which Gateway Granby members are entitled to vote.  The proxy is effective for so long as we maintain our 49% interest.  The following table sets forth certain information concerning our corporate structure and entities:

Entity	Business Segment	Parent	Ownership %
Vertical Branding, Inc. (“VBI”)	Corporate
Adsouth Marketing, LLC	Retail Distribution	VBI	100%
Wordwide Excellence, Inc. (“WWE”)	Transactional Marketing	VBI	100%
Pet Vac, LLC	Transactional Marketing	WWE	100%
Tramp-O-Lean, LLC	Transactional Marketing	WWE	100%
Youth Factor Beauty Care, LLC	Transactional Marketing	WWE	100%
Legacy Formulas, LLC	Transactional Marketing	WWE	100%
Yolo Equities Corp.	Real Estate	VBI	100%
Gateway Granby, LLC	Real Estate	VBI	49%
Medical Financial Corp	Discontinued Operations	VBI	100%
Nexus Garden City, LLC	Discontinued Operations	VBI	100%
FRM Court Street, LLC	Discontinued Operations	VBI	100%
Nexus Borough Park, LLC	Discontinued Operations	VBI	100%

Products and Services

Consumer Products Segment.

As of March 31, 2008, we are currently marketing and selling fourteen (14) products under seven (7) product lines, of which we own three (3) product lines  (comprising 6 products) and have exclusive licenses or distribution rights to four (4) product lines (comprising 8 products). Most of these products are beauty and household products.  The following is a list of our current product lines for which we have significant ongoing sales:

•

StarMaker Beauty Line, which is comprised of various beauty products used in the entertainment industry and developed by Starmaker Products, with whom we have an exclusive 2-year distribution arrangement. StarMaker Products is a joint effort between director and former Happy Days star Anson Williams and renowned Hollywood makeup artist JoAnna Connell. Among the products included in the line are PEARL Mist, an advanced anti-wrinkle moisturizing treatment, as well as Hollywood Hands, Overnight Sensation, and Pearlabrasion.

•

Hercules Hook, a uniquely designed hook for hanging items on walls, for which in August 2006, we entered into an exclusive three-year marketing and distribution rights agreement. We are utilizing direct response veteran Billy Mays as the spokesperson to market the Hercules Hook.

•

Extreme Beam™ - During 2005, Adsouth Partners internally developed and marketed this line of LED flashlights branded as the “Extreme Beam Flashlight,” which we acquired as part of our purchase of the consumer products assets of Adsouth Partners.  We have successfully marketed Extreme Beam as a retail SKU (or “Stock Keeping Unit,” typically referring to a numeric or alpha-numeric system for tracking inventory with each product or part represented by a unique SKU number or code).

•

MyPlace™ – A portable, folding laptop computer table.

•

EZ Foldz – A patented folding step stool.

•

ZorbEEZ™ - a brand of super-absorbent, non-woven, chamois-like cloths for a wide variety of household uses.

•

Steam Buddy™ – A portable electric steamer used to take the wrinkles out of clothing, furniture and household fabrics.

We continuously seek to develop or acquire rights to new or complementary products that have the attributes and meet the criteria that we believe are necessary to our business model.  In evaluating new products, we focus on several factors including the potential market for the product, our ability to capture market share and/or expand that market, the extent to which we can use our transactional marketing advertising expertise to build the brand and create consumer demand, and whether the product would ultimately lend itself to mass-market retail distribution.  Our focus over the past year has been on products that sell at retail prices of between $14.99 and $39.99, but our emphasis and our product portfolio changes over time in response to market conditions and opportunities.  We periodically review our products to evaluate their ongoing marketability, and we may decide to discontinue any one or more products if we determine that we cannot profitably continue to generate orders and or re-orders in the retail channel.

Our licensing arrangements for products we market and sell but that are owned by third parties are typically structured as exclusive worldwide rights to manufacture, market and sell the products in exchange for payment of a royalty.  The royalty is generally calculated as a percentage of gross sales of the product, excluding shipping and handling charges, and net of various offsets such as  returns, refunds, credits, allowances, chargebacks and the like.  The amount of the royalty depends on various factors that include the stage of development of a product and associated marketing materials, the level of intellectual property protection or other barriers to competitive entry associated with a product, and historical sales of the product, if any.  For products in early stages of development with little to no intellectual property protection, royalties would generally lower than for a product supported by patents and with demonstrated marketability, such as historical sales or strong consumer response to existing marketing materials like a television commercial.  We also generally pay lower royalties on direct to consumer sales than on wholesale sales, reflecting typically lower net margins on direct sales due to higher advertising costs associated with such sales.  Royalties on direct to consumer sales are generally between 1% and 4% percent of adjusted gross revenues, and royalties on wholesale sales range from 4% to 12% of adjusted gross revenues.  Our product license agreements also generally include sales or royalty milestones that must be achieved in order to maintain exclusivity and/or in order to extend the term of the license.  The initial term of our product license agreements are typically 3 years with additional renewal terms upon achievement of applicable sales or royalty thresholds.

For some products, we may act as exclusive distributor within defined territories (inclusive of the U.S.) or specified channels of distribution (e.g. mass market retail) with a corresponding license to use any associated intellectual property in connection with our marketing and sales efforts.  Under these arrangements, the owner of the product is also typically the manufacturer who sells us the product at agreed-upon prices with volume discounts.  As with license agreements, these distribution arrangements will generally entitle us to be the exclusive marketer and seller of the product within the subject territory and/or channel so long as mutually agreeable sales milestones are achieved.

Real Estate Segment.

We own a forty-nine (49%) percent interest in Gateway Granby, LLC, a limited liability company that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  We maintain control of Gateway Granby by virtue of an Irrevocable Proxy and Agreement dated November 29, 2005, under which another member of Gateway Granby owning an approximately 12% membership interest has granted us an irrevocable proxy to vote her interest on all matters on which Gateway Granby members are entitled to vote.  Due to such voting control, Granby’s financial results are consolidated with our financial results, and the minority voting interests are recorded separately.  As of March 31, 2008, approximately 62% of the available office space is rented to tenants under multi-year leases.  The remaining 38% of the East Granby Property’s rentable space is currently vacant.

Marketing and Sales

Consumer Products Segment

Transactional Marketing.   Transactional marketing, also commonly referred to as direct response marketing, is a $323 billion a year industry according to the Electronic Retailing Association, an industry trade group.  The name derives from the nature of a transactional marketing advertisement, the airing or publication of which is intended to elicit an immediate response from, and interaction (or transaction) with, a customer.  The hallmark of a transactional marketing advertisement is that, in addition to informing the consumer about the product, it typically includes a method, such as a toll-free telephone number or website address, through which a viewer of the ad can make a purchase.  A televised, radio or telephonic transactional marketing advertisement would also typically include inducements, such as additional products, discounts or other promotions, intended to encourage a potential customer to respond to the advertisement.

There are three basic categories of transactional marketing product sales: The Basic Offer; Upsell Offers and Continuity Offers.  The core product is the engine that drives the direct response transaction.  Its features, benefits, advantages and uses, coupled with any bonus items that are included in the Basic Offer, prompt the customer to pick up the phone or click on the Internet ad.  Upsell Offers are additional product sales opportunities, which are presented to the customer during the order-taking process.  The goal is to increase the average revenue per sale through attractive Upsell Offers.  Continuity Offers are also typically presented during the order-taking process and provide an opportunity for the customer to continue to receive additional quantities of the product or an Upsell product automatically on a periodic basis at an attractive price.

The success or effectiveness of a transactional marketing campaign is usually measured in terms of the amount of product sales generated relative to the cost of the advertising media in which the advertisements ran.  Because advertisements include product purchase information, the ability to track sales generated directly in response to the display of advertisements exists.  This distinguishes transactional marketing from traditional brand advertising where there is not as direct a correlation between spending on advertising and realization of sales.

Direct to consumer transactional marketing on television typically involves long form (infomercial) video productions or short-form (2-minute, 1-minute or 30-second) commercials.  Companies who market their products through direct response television typically purchase commercial airtime from local broadcast stations and regional and national cable television operators across the country, either directly or through media buying agencies.  Infomercial programs are most commonly run during late night and overnight time periods during the week and throughout the day on weekends.  The availability of time periods for Infomercial messages and short form TV commercials varies from station to station, depending on their programming schedules. The majority of customer purchases occur within the first few hours following the airing of infomercial programs.

We buy television media through a media-buying agency specializing in direct response placement.  Under the terms of the non-exclusive agreement, the media-buying agency obtains, negotiates, arranges, purchases, and otherwise deals with all media placements on television.  The media-buying agency is paid a variable commission rate tied to annual expenditures on media with the rates dependant upon whether we pay for the media in advance or the media-buying agency pays for the media and is reimbursed by us.  Typically, the cost of media purchased through a media-buying agency is the same or less than the cost of media purchased directly from a television station or network as stations and networks provide a discount to media-buying agencies specifically to cover their commissions. As a result, we do not believe there are increased costs associated with using a media-buying agency to purchase our television media compared to purchasing the media directly.

We out-source, through non-exclusive arrangements, call center operations, warehousing, order processing and fulfillment, and customer service to companies specializing in such functions.  We pay fixed and variable fees based on the nature of the services performed.

We also purchase media on the Web directly or through agencies and the majority of orders come in via online systems, thus reducing call center expenditures.  Our warehouse and fulfillment vendors also processes these orders.  In addition, we create websites for each product that is actively marketed, with such sites hosted and maintained by third party web services providers.

Continuity Sales.  The life cycle and the economics of amply capitalized Continuity Offers are fundamentally different from that of a one-time product sale.  Customers acquired through the marketing of the initial Basic Offer and who elect to participate in the Continuity Offer, will often elect to receive the automatic product shipments multiple times.  There are two significant advantages in the continuity sales model.  First is the elimination of two major cost elements– media and telemarketing, which increases the margin in the sales of those products significantly.  This is why we have focused on creating Continuity Offers in new product campaigns whenever possible.  Of course, not all customers who buy the initial product sign up for continuity, or, even if they do sign up, they do not always stay on the program for multiple continuity cycles.  Over time, with each continuity cycle, more and more customers will drop-off.  The steepest drop-offs occur on the first two cycles; the customers who make it to the third cycle typically very much enjoy the product, and will continue to stay on continuity for the longest periods of time.  The other significant advantage is the longer we continue to offer the Continuity opportunity, the absolute numbers of people enrolled will increase, and the absolute numbers of people accepting each subsequent cycle will increase.  Over time, this importantly impacts the margins and the profitability of the entire marketing program.

In order to increase customer retention through each continuity cycle, we develop customer retention programs, which can include discounts, free offers, coupons, and other incentives for accepting subsequent continuity cycles.  On a regular basis, retention rates are tracked and analyzed for each Continuity program.

Retail Distribution.  We market and sell our products to major retailers such as mass merchant, department store, drug store and similar chains. In marketing to these chains we seek to demonstrate that our products meet a consumer need, are priced in a manner that will allow the stores to generate sufficient sales to justify stocking the product and that we are able to provide consistency in our products and timely deliveries.  Our top retailer customers include Wal-Mart, Bed Bath and Beyond, Target, Linens n’ Things, RiteAid and CVS Pharmacies.

We seek to leverage the advertising dollars we spend on transactional marketing campaigns into retail distribution and other wholesale sales. The amount of money spent on advertising to build a product brand and create consumer awareness is an important factor in obtaining purchase orders from retail store buying departments, who view such advertising as a means of supporting in-store sales.   By way of example, we believe that the popularity and success of our Hercules Hook product in the transactional marketing format has helped fuel wholesale sales to resellers, including retail stores.  Resellers of the product have viewed the market acceptance achieved in our direct to consumer sales as an indication that the product is one that consumers want to buy at a price they find acceptable.  This, combined with the brand and product awareness that happens when a product is advertised in a significant way, suggests to resellers that they too will be able to profitably liquidate inventory of the product purchased from us on a wholesale basis.

We also believe that one of the keys to maximizing sales of our products in the retail channels is the ability to obtain shelf space, and, whenever possible, obtain space for a display. Typically, displays are used for products which the retailer believes will generate high volume over a relatively short time. We have been able to place major displays for our Dermafresh and Starmaker lines in most major drug chains, and the Hercules Hook line of products with most of our retail accounts. We believe that the ability to place such displays in stores will help the stores to generate sufficient sales to justify product reorders or to place the products in other stores owned or operated by the retailer.

A limited part of our marketing strategy entails selling products on a pay on scan basis to certain retailers, by which we provide the product to the retailer, but do not receive payment until the retailer sells the product. While this strategy has enabled us to obtain more shelf space in major retailers than we would otherwise be able to obtain in the past, we are not selling our most successful products to any retailer who requires a pay on scan relationship.  Rather, we have chosen to supply those stores through third party distributors who pay upon shipment.  The goal is to maintain retail sales volume and acceptable payment terms while avoiding some of the risks for returns or exposure to retail allowances.  Only a small percentage of our products are currently sold on a pay on scan basis.  For the year ended December 31, 2007, we sold approximately $110,000 of product on pay on scan terms, which represented 0.3% of total revenues.

We maintain a network of independent contractors who analyze and facilitate our relationships with retail accounts and who, in return, are paid a commission on our sales of products to the accounts they represent.  These commission arrangements are generally 5% of net sales taking into account returns, allowances and like offsets.

International and Other Wholesale Distribution.  International sales opportunities typically arise once a product has proven to be commercially successful in the US, at which time we might sell the product to an international distributor through non-exclusive agreements, which may be converted to an exclusive agreement if certain minimum sales targets are achieved.  There are approximately 90 countries around the world that can show US infomercials.  We sell our products to reputable international distributors, who then resell the products to sub-

marketers who air the infomercials in the individual countries.  We will customarily provide the original infomercial or other marketing materials free of charge to the international companies, and profit from the non-returnable sale of the product.  We also sell products to domestic downstream customers such as HSN, QVC, catalogues and others (such as credit card billing insert marketers).

Real Estate Segment.

Our marketing in our real estate activities is limited to working with real estate brokers in connection with leasing and/or sale of commercial office space.

Competition

Consumer Products Segment.

Transactional Marketing.  The transactional marketing industry is highly competitive, rapidly evolving, and subject to constant change and intense marketing by providers of similar products.  We expect that new competitors are likely to join existing competitors in this industry.

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

Additional competitive factors in the transactional marketing industry are the ability to license or develop successful products and to successfully build brands and brand awareness through marketing expertise. As online marketing becomes an increasing part of the transactional marketing equation, the ability to successfully develop and manage online campaigns will be an increasingly important competitive factor. Extending the lifetime value of the customer by providing effective customer service, database driven relational marketing campaigns and creative continuity programs are additional important competitive factors.  Lastly, extending the lifecycle of the product introduction through effectively and successfully managing our retail distribution opportunities is a critical competitive factor in our overall business strategy.

Retail Distribution.  The markets in which our products are sold are highly competitive. Our products compete with products of many large and small companies, including well-known global competitors, such as The Proctor & Gamble Company, Johnson & Johnson, and Revlon, Inc.  Each product that we introduce potentially competes with products marketed by major manufacturers and distributors.  Our success depends on our ability to support our products with advertising, including transactional marketing advertising, promotions and other vehicles to build awareness of our brands, and the efforts of our network of third party retail sales representatives in conjunction with our internal staff and sales management.  We believe this combination provides the most efficient method of marketing for these types of products and bringing them to the attention of retail store buyers.  Product quality, performance, value and packaging are also important competitive factors.  We believe that we gain a certain level of competitive advantage by utilizing cost savings from transactional marketing that provides us with a lower overall advertising cost to promote our products.

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

Real Estate Segment.

The office building owned by Granby is, as of March 31, 2008, 62% occupied by unrelated tenants. Granby competes with many owners of office buildings in the Northern Hartford, Connecticut area for leasing and lease renewals. The general competitive conditions to which the East Granby Property is subject is high with respect to both leasing and sales.

Suppliers

We do not manufacture any of our products.  In general, our products are manufactured by third party suppliers, often in China, pursuant to purchase orders. We sometimes purchase products for which we have distribution rights from the party who granted us the rights or from its authorized manufacturers. Because some of our product volume is currently low, we may not always be able to take advantage of quantity pricing from those suppliers. To the extent that we are able to increase our volume of products significantly, we actively negotiate to reduce the cost of our products.

Major Customers

We sell to a high number of customers through transactional marketing without any significant customer concentration.  Customers for our products in the retail distribution channel are generally mass merchandising retail companies, including some of the largest retailers in the United States.  We are often subject to their policies on such matters as the time of delivery and payment as well as their cancellation and return policies.  It may be necessary for us to accept less than favorable terms in some cases in order to generate the business.  Our sales representatives and management regularly call on buyers at almost all major national retail chains and major catalog publishers.  With regard to our real estate segment, we have two major tenants occupying approximately 62% of our rentable office space.  These tenants have leases expiring in 2010 with options to extend for additional five-year terms.

Intellectual Property

When we obtain the exclusive licensing rights to a product developed by another, e.g., an inventor, the inventor will have ordinarily obtained the requisite trademark, trade dress, copyright, and patent protection for the product in the United States with the United States Patent and Trademark Office (“USPTO”). To the extent that the inventor has not previously obtained such intellectual property protection, we would assist the person to secure such protection.  If we develop a product internally, we secure, as applicable, trademark, trade dress, copyright, and patent protection for the product in the United States with the USPTO. We have many trademarks and we work with inside and outside counsel to create appropriate intellectual property protections.  Our intellectual property, to the extent it is not subject to trademark, copyright or patent protection, is protected through use of confidentiality and non-disclosure agreements. To this end, we require each of our officers and employees to enter into confidentiality agreements. Our Intellectual Property includes product trademarks for SteamBuddy™, Zorbeez™, Wardrobe Wonder™, Perfect Youth™, Body Burner™, MyPlace™, Dermafresh™, E70®, Wrinkle Be Gone™, Extreme Beam™, Instant Eye Aid™, Mitsu™, and Vibra Ring™as well as a corporate trademark for Worldwide Excellence.  Starmaker™ and Hercules Hook™ are each owned by their respective product developers; we were granted exclusive licenses to sell those products in defined territories.

Employees

As of March 31, 2008, we had a total of 27 full-time employees, which included 20 in Encino, California, 6 in Boca Raton, Florida, and 1 in New York. None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe that we have satisfactory working relations with our employees. Our corporate offices are located in Encino, California.

Government Regulation

We, like others in the consumer products industry, are subject to various local, state, federal and international consumer protection laws. In particular, all transactional marketers, and all products that we sell, are subject to the requirements of the Federal Trade Commission Act, including the Act’s provisions prohibiting deceptive practices in connection the advertising, marketing, and sale of consumer products. In addition, the Food and Drug Administration (“FDA”) has a broad statutory mandate with respect to, among other products, foods, drugs, medical devices, and cosmetics. The FDA seeks to insure that products under its purview are safe and are not mislabeled.  For example, a product offering that is ingested by customers may be regulated by the FDA. We do not currently market or sell any products that we believe to be governed by FDA regulation.

Our real estate business is in compliance with all environmental laws relating to hazardous substances in real property. Future compliance with environmental laws is not expected to have a material effect on its business.

Properties

A description of our properties is set forth in Item 2 herein.

RISK FACTORS

Our business, financial condition and operating results, or the value of any investment you make in the stock of our Company, or both, could be adversely affected by any of the factors listed and described below.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

We have a limited operating history upon which an evaluation of our prospects can be based. Investment in our common stock is more speculative in nature than in that of a company with a longer operating history and record of performance.

We have a limited operating history upon which an evaluation of our prospects can be based. Our prospects for financial success must be considered in light of the risks, expenses and difficulties frequently encountered by companies in relatively new and rapidly evolving markets, and by companies employing new or unproven approaches to reaching established markets.  The period of time for which information is available about our financial performance may make an investment in the stock of our company more speculative in nature than in that of a company with a longer operating history and record of performance.

We have incurred losses for our two most recently reported fiscal years, and our inability to remain profitable through sales of products we have introduced and expect to introduce could cause us to go out of business and for you to lose your entire investment.

We incurred losses for the full years ended December 31, 2007 and 2006 of approximately $3.4 million and $2.8 million, respectively.  The accumulated deficit as of December 31, 2007 was approximately $9.8 million.  Our ability to attain profitability and to grow depends upon continuing sales of products we currently have on the market as well as our ability to successfully bring new products to market.  If we fail in either or both of these regards, we may not be able to realize profits and may ultimately go out of business.  Moreover, we cannot provide any assurance that any of our business strategies will be successful or that future growth in revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

We may require additional funds to operate, develop and expand our business, and if we cannot gain access to such funds on acceptable terms or at all, our ability to operate our business as presently conducted or planned could be materially impaired.

We require significant, up-front cash disbursements to operate our business, most notably in connection with the purchase of product inventory.  Our cash from operations and borrowing capacity under an existing $5 million asset-backed line of credit may be insufficient to grow our business and to capitalize on strategic opportunities as they arise, including with respect to the introduction of products presently in development and the expansion of the market for our existing products.  Our failure to generate cash flow from operations or raise the necessary additional capital could affect our ability to generate revenue and could require us to scale down some or all of our operations.  We are also exposed to interest rate risks under our current credit agreements.  If interest rates rise to a level that renders borrowing under our current line of credit cost-prohibitive, our access to capital could be further limited.  Our need to seek additional financing sooner than we anticipate could also result from any of the following factors:

•

changes in operating plans;

•

acceleration of our business development plans;

•

lower than anticipated sales;

•

increased costs of business development;

•

increased operating costs;

•

our inability to service existing debt obligations or fulfill all covenants or terms associated with such obligations resulting in acceleration of repayment or other penalties; or

•

potential acquisitions.

If we need to raise additional capital from equity or debt sources, the provider of such capital may impose limits on our financial and operating flexibility.  We cannot provide any assurance that financing arrangements will be available to the Company or, if available, that they will be on acceptable terms.  Furthermore, any additional issuance of equity or equity-related securities would dilute the ownership of our existing stockholders.

If we are unable to adapt to rapid industry change our sales and profitability will be adversely affected.

Both the direct response, or what we refer to as “transactional” marketing of consumer products, as well as sales of consumer products at retail stores, is characterized by constant new product introductions and other products coming to the end of their market life cycle.  To be successful, we must adapt to our rapidly changing markets.  Our success will depend, in part, on our ability to develop or license marketable products, enhance our existing products and services, and develop new offerings that address the needs of our customers.

Our inability to adequately protect our intellectual property and marketing rights could negatively impact our business.

The protection of our intellectual property rights is, and will continue to be, important to the success of our business.  If the protection of our intellectual property rights is inadequate, our brands and reputation could be impaired and we could lose customers and sales.

The transactional marketing industry is highly competitive and we may be unable to compete effectively.

The transactional marketing industry is highly competitive, rapidly evolving and subject to constant change and intense marketing by providers of similar products.  We expect that new competitors are likely to join existing competitors in this industry, including the market for continuity programs that we target.  Some of our current competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than we do.  In this regard, larger, better-financed competitors may be able to spend more than us, or sustain losses, on advertising media in connection with the rollout of a product under a Continuity program.

The Retail Distribution business is highly competitive and we may be unable to compete effectively.

The retail marketplace is highly competitive, rapidly evolving and subject to changes beyond our control such as business consolidations among prospective customers which reduces our market opportunity.  We are presently competing in many cases against larger and better financed competitors who compete in every category of product for limited shelf space.  There is intense competition for shelf space, and there is no guarantee that we will be able to sell new products into retail on terms that would be economically feasible.  We are competing against competitors who are larger, better financed and able to spend more in trade allowances and other incentives which could reduce our ability to place our products on retail shelf space.

If we are unable to retain our key management personnel our business may be adversely affected.

We are dependent on the efforts of our executive officers and senior management and on our ability to hire and retain qualified management personnel.  The loss of services by any of these individuals could materially and adversely affect our business and our future prospects.  We believe that our executive officers and members of senior management in many cases possess skills and experience in their respective areas of responsibility that are unique to the business of consumer product marketing and distribution and that, should the need to replace them arise, we might experience difficulty locating and/or retaining persons of similar experience and expertise.  In addition, as a relatively small and entrepreneurial organization with only 27 employees, the impact of the loss of key employees could be disproportionately felt.  We also anticipate that, in order to successfully implement our business strategy, we will be required to recruit and hire additional qualified personnel.  Failure to attract and retain additional qualified personnel, including management personnel who will train and integrate our new employees in addition to their role in continuing to manage our growth strategy could adversely affect us.

Our business entails exposure to product liability claims which, should any such claims arise and regardless of whether such claims have merit, could adversely affect our business and/or financial condition.

We are subject to product liability claims of various kinds, or to claims relating to the efficacy of our products or the accuracy of labeling, warnings, and claims made. We can provide no assurance that we will be able to avoid such claims or that we will be successful in defending any such claims should any arise. Any litigation, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit. In the event that we have liability from a claim relating to any of our products, our insurance may not be sufficient to cover our liability. Although we presently have product liability insurance, it may not be available in the future at a reasonable cost, if at all. We may also be subject to potential claims of infringement of third party intellectual property or similar rights despite our efforts to effectively protect our intellectual property and clear our use of product trade names and marketing materials.

Our dependence upon third parties to supply our products exposes us to various risks.

 We do not manufacture any of our products. All of our products are manufactured for us by non-affiliated manufacturers pursuant to purchase orders, and we do not have any long-term agreements with any supplier. We rely upon our suppliers to develop and test their prototypes, and manufacture the products to our standards, subject to our internal quality assurance and third party testing procedures, and to produce a uniform product for us in facilities that comply with applicable laws, to implement adequate quality control procedures and to deliver product to us in a timely manner. The failure of our suppliers to do any of the foregoing could affect both our ability to delivery quality products in a timely manner.  Further, in the event that we change suppliers, there can be no assurance that there will be a smooth transition to a new supplier or that we will not encounter other serious problems in the quality or delivery of products resulting from a change in supplier.

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

If we are unable to attract new customers, retain our present customers, and maintain customer satisfaction, our business will be adversely affected.

Our success and growth in revenues will depend heavily on the extent to which we maintain and expand our customer base for our products. There is no assurance that we will succeed with this endeavor and if we do not attract new customers, retain our present customers, and maintain customer satisfaction, our growth strategy will be adversely affected.

Our business may be adversely impacted by regulation at the local, state, federal and international levels.

We are subject to varying degrees of international, federal, state and local regulation.  Significant consumer protection regulations are imposed at each of these levels.  All transactional marketers are governed by the Federal Trade Commission Act, including its provisions prohibiting deceptive practices in connection the advertising, marketing and sale of consumer products.  We make efforts to ensure that our marketing at all times complies with applicable standards. Nevertheless, the commencement of a proceeding against us with respect to one or more of our products could have an adverse effect on our future operations. Any proceeding, regardless of the outcome, would entail significant costs and use of management time, which could impair our ability to generate revenue and profit.

Our business may be adversely impacted by “Headline Risk”.

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

Since there are a small number of major retail chains for sales of our products, the loss of any of these customers could result in a significant decrease in both revenues and income.

In 2007,17.9% and 11.9% of consumer product segment revenues were derived from two customers, the larger of which was WalMart.  If we were to be unable to offer new product to our limited number of large retail distribution customers, we could lose that source of revenue.

We are dependent upon the purchasing and return policies of these discount retailer chains, which may impair our ability to operate profitably by reducing our gross margins and increasing our selling, general and administrative expenses.

Our retail distribution in large part involves the sale of our product to discount chains.  We are subject to their policies on such matters as accepting and scheduling deliveries, payment and returns. In order to sell products to these chains we may have to place reserves against the accounts receivables from these chains, which may impair our ability to operate profitably by reducing our gross margins and increasing our selling, general and administrative expenses. Depending on the retailer and the product, we currently reserve between 10% and 26% of our sales to these discount chains.

If we are not successful in licensing, developing, and marketing products that sell at retail stores, our business will be adversely affected.

Our ability to generate profits is dependent upon a number of factors, including: (i) our ability to maintain our existing shelf space and desirable displays in retail stores, in the face of competition from numerous major and specialty product companies that presently dominate the market for those products; (ii) our ability to price our products at levels that make them attractive to retail customers and enable us to generate a sufficient gross margin to enable us to generate profits from the sales; (iii) the consumer’s response to our products, including their willingness to make repeat purchases; and (iv) our ability to develop brand recognition by advertising for our products. If we are not able to retain shelf space or if the consumer’s response to our products is not favorable, we may be unable to continue in this business. We cannot assure that we will be successful in generating either adequate shelf space or customer acceptance.

There are risks associated with our ownership and leasing of commercial real estate.

Our controlling ownership interest in an office building and underlying developable land in Granby, Connecticut through our Granby subsidiary entails certain risks associated with commercial real estate generally as well as risk particular to the Granby project. Among these risks are: a limited number of potential tenants and a need for the amount of consolidated office space available at Granby at commercially viable rental rates; and the risk that we will be unable to repay or refinance a second mortgage on the property prior to the maturity of a balloon payment of $1.1 million due on August 1, 2009.

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

There is currently a limited trading market for our common stock.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”).  There can be no assurance that an active trading market will be maintained.  Trading of securities on the OTCBB is generally limited and is on a less regular basis than that effected on other exchanges or quotation systems such as Nasdaq, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock is limited. Additionally, a stockholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value, of common stock. We cannot assure you that our common stock will ever be included for trading on any stock exchange or through any other quotation system (including, without limitation, Nasdaq.

The application of the penny stock rules could adversely affect trading in our common stock.

The trading price of our common stock is currently below $5.00 per share, which causes the open-market trading of our common stock to be a "low-priced" security under the "penny stock" rules promulgated under the Securities Exchange Act of 1934, as amended. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decreasing liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the penny stock rules described above, if our stock trades below $5.00 per share, which it currently does, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the number of participants in the market for our common stock, reducing its liquidity and your ability to buy and sell our stock and having an adverse effect on the market for our shares.

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

As of March 20, 2008, there were outstanding options convertible into approximately 2.5 million shares of our common stock, warrants convertible into approximately 12.3 million shares of our common stock, 0.9 million shares of Series A preferred stock convertible into 1.8 million shares of our common stock, and debentures that are convertible into approximately 4.2 million shares of our common stock. If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

We do not expect to pay cash dividends on our common stock.

We do not expect to pay dividends on our common stock in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The holders of our 10% convertible preferred stock shall receive, out of funds legally available therefore, cumulative dividends at a rate equal to 10% of the convertible preferred stock’s original issue price, in cash, or at our option, in shares of common stock. As of March 31, 2008, the balance of convertible preferred stock that accrues dividends is $1.8 million. Dividend payments of 5% of the balance are due on November 29 and May 29 annually. Any accrued dividends on the convertible preferred stock must be paid in full before we can pay a dividend on our common stock. Because we do not plan to pay dividends on our common stock, our stock may be less attractive to some investors, which could adversely affect our stock price.

We may raise additional capital through a securities offering that could dilute your ownership interest and voting rights.

Our certificate of incorporation currently authorizes our board of directors to issue up to 100,000,000 shares of common stock and 2,000,000 shares of preferred stock.  As of March 20, 2008, there were approximately 29.2 million shares of common stock outstanding and 900,000 shares of preferred stock outstanding. As of March 31, 2008, after taking into consideration our outstanding common and preferred shares, our board of directors will be entitled to issue up to approximately 70.8 million additional common shares and 795,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval. Under the terms of our senior convertible debt, if the notes are converted in full by the noteholders, we will be required to issue up to approximately 3.9 million shares of common stock assuming conversion at floor of $0.69.

We may require additional working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

 We are controlled by our principal stockholders which includes executive officers and directors, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

Our executive officers and directors, in the aggregate, beneficially own approximately 20.4% of our common stock including options, convertible preferred stock and warrants held by each executive officer and director that are exercisable within 60 days of March 31, 2008. Four principal stockholders beneficially own approximately 62.1% of our common stock. These stockholders, acting together, or as individuals, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Our incorporation documents and Delaware law include provisions which may inhibit a takeover that stockholders consider favorable and which may inhibit an attempt by our stockholders to change our direction or management, each of which could in turn also limit the market price for our stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions include (i) authority for our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, our preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders and (ii) advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007.  In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. Our failure to comply with the requirements of Section 404 or report by our auditors of material weaknesses could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float and limited operating history. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility compared to more established issuers, and we expect that our share price will continue to be more volatile than a more established issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a more established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and limited of profits to date, limited capital to execute our business plan, and uncertainty of future market acceptance for our business strategy and other risks including those set forth above. As a consequence of these enhanced risks, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a more established issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

ITEM 2. DESCRIPTION OF PROPERTIES

East Granby, Connecticut

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) a limited liability company that owns and operates an office building in East Granby, Connecticut. The Granby property is currently being held for sale. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. Under the first and second mortgages, the outstanding principle balance at December 31, 2007 was approximately $2.0 million and $1.1 million respectively.

We maintain control of Gateway Granby by virtue of an Irrevocable Proxy and Agreement dated November 29, 2005, under which another member of Gateway Granby owning an approximately 12% membership interest has granted us an irrevocable proxy to vote her interest on all matters on which Gateway Granby members are entitled to vote.  Due to such voting control, Granby’s financial results are consolidated with our financial results, and the minority voting interests are recorded separately.

Set forth below is a chart that describes certain terms of the current leases of the East Granby Property:

Tenant	Space (1)	Use	Yearly Base Rent	Term/Expiration Date

Stubhub, Inc.	Suite 110 (9,102 sq. ft.)	General and administrative offices with technical support and service center capabilities	Year 1-$131,979 Year 2-$136,530 Year 3-$145,632 Year 4-$150,183 Year 5-$154,734	5 years; with tenant right to extend for 5 years after initial term. The initial term expires March 31, 2010.
Jack Henry & Associates, Inc.	Suite 140 and Suite 240 (23,421 sq. ft.)	General office purposes including technology center	Year 1-$387,710 Year 2-$387,710 Year 3-$387,710 Year 4-$393,100 Year 5-$393,100	5 years; with tenant right to extend for 5 years after initial term. The initial term expires December 31, 2010.

(1) Approximately 38% of the East Granby Property’s rentable space is currently vacant. This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005.

Our main corporate office is located at 16000 Ventura Blvd., Suite 301, Encino, California 91436. This facility has approximately 7,400 rentable square feet. The lease term is 60 months ending in October 2011. Rent for the first year of the lease term is approximately $17,100 per month, with an increase of approximately $6,400 for each year of the term thereafter. We are subleasing our existing La Grange Avenue office space in Los Angeles, California for the remainder of that lease term which extends until February 2009.

In addition, we lease approximately 1,600 square feet of office space in Boca Raton, Florida. The lease term ends in March, 2010. Rent for the lease term is approximately $2,500 per month. We utilize this office for our retail distribution business.

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

From time to time, we may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business.  Any such existing proceedings are not expected to have a material adverse impact on our results of operations or financial condition.  In addition, we are a party to the proceedings discussed below.

On March 27, 2007, Diversified Investors Capital Services of N.A., Inc. ("Diversified") instituted an action against Vertical Branding, Inc. and Worldwide Excellence, Inc. (WWE”) in the Supreme Court of the State of New York (County of New York) (Case No. 07-601008).  Diversified alleges breach of a “Management and Consulting Agreement” entered into with WWE in May of 2005 (the “Consulting Agreement”), as well as a subsequent letter agreement with WWE dated October 23, 2005 (the “Letter Agreement”). The Consulting Agreement contemplates the provision by Diversified of merger and acquisition and finance-related services to WWE, with various payments contingent upon our acquisition of WWE and/or our raising at least $1.5 million in financing proceeds. The Letter Agreement similarly relates to fees to be paid to Diversified in connection with our sale of 10% Convertible Preferred Stock at or about the time of our acquisition of WWE. Diversified seeks monetary damages of approximately $617,000, of which $90,000 is alleged to be due as consulting fees under the Consulting Agreement, $233,000 is alleged to be due under the Letter Agreement as commissions in connection with our sale of preferred stock in November and December of 2005, and $288,750 is alleged to be due under the Letter Agreement as commission in connection with our sale of 10% convertible debentures in August and September 2006. Diversified also seeks the issuance, pursuant to the Consulting Agreement, of a warrant to purchase 200,000 shares of our common stock at $1 per share, and the issuance, pursuant to the Letter Agreement, of a warrant to purchase 107,500 of our “preferred units.” We and WWE dispute the validity of the subject agreements, our obligation to make payments in the amounts or kinds claimed, or at all, and we intend to vigorously defend ourselves in the matter.  Our position and defense is premised on, among other things, that fact that Diversified seeks compensation for services that were never performed nor for which the applicable agreements entitle Diversified to compensation, and that Diversified materially misrepresented, and failed disclose information about, its ability and qualifications with respect to the services to be performed.  The litigation is presently in the discovery phase and no trial date has been set.

In March of 2004, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually, among others, entered into a voluntary consent order with the Federal Trade Commission arising out of the FTC’s investigation into marketing claims made in connection with the Peel Away the Pounds Weight Loss System.  The order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only.  The Order is binding upon the corporate successors and assigns.  The order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch.  Ms. Duitch is a director, our Chief Executive Officer, and through the Duitch Family Trust, beneficially owns approximately 15.8% of our outstanding common stock.  The order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence.  This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “VBDG.” The following table sets forth, for the calendar quarters indicated, the high and low bid prices per share of common stock, as reported on the OTC Bulletin Board.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	common stock
Quarter Ended	High Bid	Low Bid

March 31, 2006	$2.20	$1.01
June 30, 2006	$1.50	$0.51
September 30, 2006	$0.80	$0.30
December 31, 2006	$0.80	$0.33

March 31, 2007	$1.21	$0.33
June 30, 2007	$0.95	$0.33
September 30, 2007	$0.75	$0.59
December 31, 2007	$0.85	$0.40

Holders

As of March 31, 2008, there were approximately 530  holders of record of our common stock based upon the records maintained by our transfer agent.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Company with an office located at 17 Battery Place, New York, New York 10004-1123 and whose phone number is (212) 509-4000.

Dividend Policy

We did not pay any cash dividends on our common stock during the years ended December 31, 2007 and 2006, and do not expect to do so in the foreseeable future.

Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, the results of operations, capital requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, the terms of our 10% convertible preferred stock restricts our ability to pay dividends on our common stock. The holders of the 10% convertible preferred stock are entitled to receive cumulative preferential dividends at the rate equal to 10% of the purchase price of the preferred stock payable semi-annually in arrears. The payments are in cash or, at our option, in shares of common stock. Payments are due May 29 and November 29 of each year. We may not pay any dividends on our common stock before all dividends are paid on the 10% convertible preferred stock.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and footnote (2)) (c)
Equity compensation plans approved by security holders	2,625,250	$0.60	1,408,033
Equity compensation plans not approved by security holders (1)	16,200	$1.32	0
Total	2,641,450	$0.60	1,408,033

_________________________________

(1)

Consists of 16,200 options which were issued under individual option agreements rather than an option plan.

(2)

Excludes 40,000 shares of common stock underlying warrants granted under the 2006 Plan and 926,717 shares of  common stock underlying restricted awards granted under the 2006 Plan.

On July 27, 2006, our Board of Directors adopted the 2006 Equity Incentive Plan (the “Plan”) to provide incentives to employees, consultants, officers and directors. We reserved 5,000,000 shares of our common stock for issuance under the Plan. The Plan is administered by our Board of Directors and provides for the issuance of stock options, stock purchase awards, restricted stock awards and warrants. The Plan was approved by consent of a majority of shareholders on September 14, 2006. As of March 31, 2008, there are 2,028,701 shares of common stock available for issuance under the Plan.

Unless otherwise specified in an employment contract or option agreement, options vest quarterly over three years from the date of grant.

As of December 31, 2007, there were issued and outstanding options pre-dating the Plan for 16,200 underlying shares, expiring at various times through July 21, 2010, at option prices ranging from $1.04 to $1.56 per share.  These options were issued to former Company directors pursuant to a non-employee director compensation policy and were not approved by shareholders.

Recent Sales of Unregistered Securities

On July 10, 2007, we entered into an investor relations consulting agreement commencing July 15, 2007, with an expiration date of April 14, 2008. Under the terms of the agreement, a portion of the compensation is payable in shares of unregistered, restricted VBI common stock. The stock is to be issued as follows; 6,290 shares on August 15, 2007, 6,290 shares on September 14, 2007, and 3,333 shares per month for the period from September 15, 2007 through the expiration date of April 14, 2008. On August 15, 2007 and September 14, 2007, we issued 6,290 shares of unregistered, restricted common stock as payment for the fee, which covers the period from July 15, 2007 through

September 14, 2007. The stock was valued at $.70 per share on August 15, 2007 and $.59 per share on September 14, 2007. On October 15, 2007, November 15, 2007, December 15, 2007, January 15, 2008, February 15, 2008 and March 15, 2008 we issued 3,333 shares on each date, of unregistered, restricted common stock as payment for the fee, which covers the period from October 15, 2007 through March 15, 2008. The stock was valued at an average price of $.53 per share.

On November 13, 2007, we and four funds managed by RENN Capital Group Inc. (“Selling Shareholders”) entered into a securities purchase agreement (the “SPA”) pursuant to which we sold (i) 6,666,667 shares of Company common stock, $.001 par value and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock, one-half exercisable at $1.00 per share and one-half exercisable at $1.50 per share, for a total purchase price of $4 million. We also agreed to register such shares and shares underlying the warrants for resale in accordance with the terms of a registration rights agreement entered into in connection with the SPA.

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

The Company elected to pay the dividends to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph as follows:

Dividend payment due date	Shares issued	Value per share to preferred shareholders	Closing price of VBI Common stock
May 29, 2006	115,961	$ 1.00	$ 1.01
November 29, 2006	120,500	$ 1.00	$ 0.65
May 29, 2007	100,621	$ 1.00	$ 0.62
November 29, 2007	91,250	$ 1.00	$ 0.55

The foregoing issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development  and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2007 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on our consolidated financial statements for the years ended December 31, 2007 and 2006 and related Notes thereto.

Overview

We are a consumer products company selling high quality household, beauty and personal care products at affordable prices.  In addition to our consumer products business, we operate a smaller, non-integrated business which entails the ownership and leasing of certain real estate holdings in Granby, Connecticut.

Our model for successfully bringing the products that we develop or license to market typically begins with what we refer to as a “transactional marketing” campaign, which is intended to build product and brand awareness while at the same time generating sales.  Our transactional marketing campaigns are conducted in as many channels of consumer media as are viable for generating immediate sales in response to our product advertisements, including television, print, radio and the Internet.

Our ultimate goal is to leverage product and brand awareness generated from transactional marketing into wholesale sales of our products to resellers, which include national retail and drugstore chains as well as home shopping channels, catalog publishers and international distributors.  In addition, based on results achieved and relationships established through this channel, we have begun developing, licensing and selling products that are intended for retail distribution only, a trend we expect to continue into 2008.  We currently have products placed with many of the nation’s largest retail outlets, including WalMart, Target, Costco and Bed Bath and Beyond, as well the nation’s major drug chains such as CVS, Walgreens and RiteAid.

Our financial results are presented in two segments: consumer products and real estate.  Beginning with our acquisition of Worldwide Excellence (“WWE”) in November 2005 (at which time our historical results of operation became those of WWE), and continuing through July 2006, we reported results in a direct response (or transactional) marketing segment and a real estate segment.  With our acquisition of the assets of the consumer products business of Adsouth Partners, Inc. in August 2006, including the retail distribution relationships and network we acquired, we began reporting a third segment styled “retail distribution.”

Due to changes in the way we viewed and used transactional marketing in the latter part of 2007 and going forward, we made the decision to present transactional marketing and retail distribution as a comprehensive consumer products segment.  This change arose from developments in our business and the marketplace in which we operate.  We believe that our transactional marketing efforts support sales in our other channels of distribution, operating synergistically as opposed to independently.  Furthermore, increasing costs of television media have made it more and more difficult to conduct profitable transactional marketing campaigns, causing us to concentrate on further developing wholesale channels of distribution where we experience lower gross margins but higher net margins.  For this and other reasons, our wholesale sales, in particular to our retail store accounts, have become an increasing percentage of overall sales, which we expect will continue in 2008.  Direct sales to consumers through transactional marketing remains a significant source of revenue as well as a very important part of our business strategy, but one that we increasingly view more as a method of advertising our consumer products generally as opposed to a stand-alone segment.

In 2007, we experienced significant revenue growth, driven largely by the roll-out of new products and increased distribution to retailers.  Our strategy for continued sales growth in 2008 includes the introduction of 4-6 new products in categories suitable for distribution to most of our existing retail customers as well to new major retail outlets such as office supply stores.  In addition, our focus in the latter part of 2007, continuing in 2008, is on products with retail price points between $9.99 and $39.99, which we believe to be better positioned than higher price point products in the current economic environment.  Finally, as we continue to pursue new channels of distribution, we expect growth in international and home shopping sales.

We generated a modest amount of net income through the nine months ended September 30, 2007, but due to various factors affecting fourth quarter sales, expenses and other items, we ended fiscal year 2007 with a net loss of $3.4 million.  Among the non-recurring factors contributing to a fourth quarter 2007 net loss of $3.7 million were increased costs associated with the bankruptcy of one of our former warehouse and fulfillment vendors, a reserve taken against our deferred tax assets, and the write-down of certain assets acquired from Adsouth Partners in August 2006.

Components of Revenue and Gross Profit

Sources of Revenue

Consumer Products Segment

In fiscal year 2007, we principally marketed and sold twelve (12) products under five (5) product lines, of which we own two (2) product lines  (comprising 5 products) and have exclusive licenses or distribution rights to three (3) product lines (comprising 7 products). Most of these products are beauty and household products.  The following is a list of the product lines for which we had significant sales:

•

StarMaker Beauty Line, which is comprised of various beauty products used in the entertainment industry and developed by Starmaker Products, with whom we have an exclusive 2-year distribution arrangement. StarMaker Products is a joint effort between director and former Happy Days star Anson Williams and renowned Hollywood makeup artist JoAnna Connell. Among the products included in the line are PEARL Mist, an advanced anti-wrinkle moisturizing treatment, as well as Hollywood Hands, Overnight Sensation, and Pearlabrasion.

•

Hercules Hook, a uniquely designed hook for hanging items on walls, for which in August 2006, we entered into an exclusive three-year marketing and distribution rights agreement. We are utilizing direct response veteran Billy Mays as the spokesperson to market the Hercules Hook.

•

Extreme Beam™ - During 2005, Adsouth Partners internally developed and marketed this line of LED flashlights branded as the “Extreme Beam Flashlight,” which we acquired as part of our purchase of the consumer products assets of Adsouth Partners.

•

EZ Foldz – A patented folding step stool.

•

ZorbEEZ™ - a brand of super-absorbent, non-woven, chamois-like cloths for a wide variety of household uses.

Real Estate Segment

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) that owns and operates an office building in East Granby, Connecticut. Revenue primarily consists of rental income from two tenants who occupy 62% of the office building, and in 2006, the sale of property.

Costs of Goods Sold

Consumer Products

Cost of goods sold for direct to consumer products sales consists primarily of (1) the landed costs of the finished goods received from third-party manufacturing partners, (2) fees to out-sourced call and fulfillment centers, which includes order processing, shipping and storage charges, and freight charges for shipping to customers, (3) royalties paid to the inventors or other licensors of products, and (4) credit card processing fees.

Real Estate

All real estate assets were acquired in connection with the reverse merger acquisition in November 2005. Cost of sales consists of the carrying costs of property sold.

Components of Operating Expenses

 Selling Expenses

Consumer Products

Selling expenses are the largest component of our cost structure and primarily consist of media expenditures and out-sourced infomercial production costs. The largest component of selling expenses is the cost of TV and Internet media.

General and Administrative Expenses

General and administrative expenses consist of corporate expenses (see discussion below), administrative employment costs and executive salaries, liability insurance, legal fees and settlements, occupancy, telecommunications costs, and the cost of operating the office building that we own in East Granby, Connecticut.

Corporate expenses primarily consist of the direct costs of being a public company and the costs attributable to new business development. We expect that corporate expenses will increase as additional senior management personnel are hired to oversee our anticipated growth and to comply with the requirements of being a public company.

Depreciation and amortization

The significant components of depreciation and amortization include: (i) amortization of deferred finance costs related to the  10% secured convertible notes, which closed in August, 2006, (ii) amortization of the intangible assets associated with the Retail Distribution business acquired in August 2006, and (iii) depreciation expense related to the office building that we own and operate in East Granby, Connecticut.

Other Charges

We incurred additional costs arising out of the bankruptcy of one of our third party warehouse and fulfillment vendors. These are costs in excess of normal business expenditures.

Other charges also include the write-down of acquired accounts receivable and inventory that were included in the assets of the consumer products business that we purchased from Adsouth Partners in August 2006.

Components of Other Items

Interest Expense, net

We pay interest on various debt for working capital purposes and on mortgages in our real estate operations.

Minority Voting Interest in Net Income of Subsidiary

We own a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) which owns and operates an office building in East Granby, Connecticut. Simultaneous to the closing of the WWE acquisition in November 2005, we entered into an irrevocable proxy and agreement with certain members of Granby who are also stockholders of VBI, which agreement gives us voting and operational control of Granby so long as we maintain our 49% ownership interest. Due to such voting control, Granby is included in our consolidated financial statements and the minority voting interests (51%) are recorded separately.

Discontinued Operations

The remaining receivables from our former medical financing business, conducted through various subsidiaries, were included in the net assets at the time of the WWE acquisition.  We sold our continuing service obligations related to these receivables and the future revenue rights of our medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the Consolidated Financial Statements are intangible assets, stock-based compensation, allowance for doubtful accounts, impairment against goodwill, deferred tax assets, and revenue recognition.

Intangible Assets

The total cost of the retail distribution business acquired on August 1, 2006 in excess of net assets acquired was $2 million, which was allocated to an intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the current retail store distribution network.

Stock-Based Compensation

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

The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123(R) requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as necessary. We recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future.

Allowance for Doubtful Accounts

The allowance for doubtful accounts involve estimates based on management’s judgment, review of individual receivables and analysis of historical bad debts. We monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with: (i) the reverse merger on November 29, 2005 “Merger Goodwill”, and (ii) the acquisition of the Retail Distribution business acquired on August 1, 2006 “Retail Distribution Goodwill”. The excess of the costs over the assets acquired in connection with the reverse merger on November 29, 2005 are related to the benefits WWE derived from VBI being a publicly traded company with operations, assets and history. These benefits include the ability to use publicly traded equity for financing, acquisitions and the use of stock-based compensation. The excess of the costs over the net assets acquired in connection with the acquisition of the Retail Distribution business acquired on August 1, 2006 is a result of our final determination, during the quarter ended September 30, 2007, of the value of the assets acquired and liabilities assumed from Adsouth Partners, Inc.

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, we compare the estimate of the future undiscounted cash flows produced by WWE and subsequent acquisitions financed by equity or convertible debt compared to the carrying value of goodwill to determine if an impairment loss should be recognized.

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

Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of FAS 155 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 did not have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115: (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”.  Effective for fiscal years beginning after December 15, 2008, this statement revises and converge internationally the accounting for business combinations.  The adoption of this statement is not expected to have a material impact on our financial statements.

In December 2007, the FASB also issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, this statement revise and converge internationally the reporting of noncontrolling interests in consolidated financial statements.  We are currently evaluating the effects, if any, that FASB No. 160 may have on our financial statements; however, since we have significant noncontrolling interest (i.e. minority interest), this standard could materially affect the presentation and disclosure of the noncontrolling interest, which may affect certain performance and equity ratios.

RESULTS OF OPERATIONS

Year ended December 31, 2007 compared to year ended December 31, 2006

On August 1, 2006, we acquired certain assets from Adsouth Partners, Inc. comprising Adsouth's consumer products division and assumed certain liabilities. We purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships. As a result of this acquisition, we commenced operations of our retail distribution business, which is included within our consumer product segment.

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenue and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Year ended
	December 31,
			Change
	2007	2006	$	%
Net revenue	$35,658	$21,504	$14,154	66%
Cost of sales	16,509	8,797	7,712	88%
Gross profit	$19,149	$12,707	$6,442	51%
Gross profit %	54%	59%

Net Revenue

Net revenue from consumer product sales for the year ended December 31, 2007 (“2007”) was approximately $35.7 million, an increase of $14.2 million, or 66%, compared to net revenue for the year ended December 31, 2006 (“2006”) of approximately $21.5 million. The increase in revenues during 2007 was attributable to: (i) a full year of revenue from customers in our retail distribution channel in 2007 compared to only five months of revenue in 2006, and (ii) the average revenue from customers in our retail distribution channel increased from $1.0 million per month in 2006 to $1.7 million per month in 2007. We utilized funds from the two stage financing that was closed in August and September 2006 for media advertising and inventory purchases, allowing us to launch marketing campaigns for new products during 2006, which carried over into 2007. In 2007, we were able to leverage our advertising on transactional marketing campaigns into retail distribution and other wholesale sales.

Gross Profit

Gross profit in 2007 was approximately $19.1 million, which represents an increase of $6.4 million, or 51%, compared to gross profit in 2006 of approximately$12.7 million. The gross profit margin was 54% in 2007, compared to 59% in 2006. The decrease in gross profit margin in 2007 compared to 2006 was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry a lower gross margin. In addition, due the bankruptcy of one of our third party fulfillment centers, we incurred higher fulfillment costs beginning in the fourth quarter of 2007 when our new fulfillment center initially charged us higher rates.

Real Estate

Revenue in 2007 was $0.7 million, a decrease of $0.9 million, compared to revenue in 2006 of approximately $1.6 million. The decrease in revenues in 2007 was due to $0.9 million of revenue that was included in 2006 from the sale of the 65 acre parcel in Hunter, New York. The remainder of the revenue in 2006 and all of the revenue in 2007 was primarily rental income from the office building in East Granby, Connecticut. The cost of the 65 acre parcel was$900,000, and was included in cost of sales and thus adversely impacted our 2006 gross margin.

The following table summarizes our changes in costs and expenses from continuing operations (in thousands) for the periods indicated:

	Year ended
	December 31,
			Change
	2007	2006	$	%
Selling	11,982	10,732	1,250	12%
General and administrative:
Consumer products	3,927	2,351	1,576	67%
Real estate	408	418	(10)	(2)%
Corporate expenses	2,501	1,366	1,135	83%
Total general and administrative	6,836	4,135	2,701
Depreciation and amortization	1,240	561	679	121%
Other charges	1,052	-	1,052
Interest expense, net	1,228	614	614	100%

Selling Expenses

Consumer Products

Selling expenses in 2007 were approximately $12.0 million, an increase of $1.3 million, or 12%, compared to selling expenses in 2006 of approximately$10.7 million. The increase in 2007 was primarily due to there being a full year of selling expenses related to our retail distribution sales channel, compared to only five months of selling expenses in 2006. Selling expense as a percent of revenue decreased to 34% in 2007 as compared to 50% in 2006. The lower cost as a percent of revenue in 2007 as compared to 2006 was due to leveraging the advertising dollars we spend on transactional marketing campaigns into retail distribution and other wholesale sales as well as economies of scale associated with increased sales.

The primary component of selling expense is the cost of media advertising, which consists of TV, Internet and print. The following table summarizes our changes in media expenses for the periods indicated:

	Year ended
	December 31,
			Change
	2007	2006	$	%
Media:
TV	$8,014	$7,692	$322	4%
Internet	876	1,475	(599)	(41)%
Print	174	97	77	79%
Total media	$9,064	$9,264	$(200)

TV Media: TV media expense in 2007 was approximately $8.0 million, which represents an increase of $0.3 million, compared to TV media expenses in 2006. The net increase in 2007 was due to the launch of our Zorbeez product in 2007, offset by a reduction in spending on the products that were eliminated in 2006. We monitor our TV media spending in relation to consumer acceptance of the product and their willingness to purchase it from our retail distribution customers. In addition to the differences in the amount of TV media time that we purchased, our media costs were also affected by an increase in media rates charged by TV stations in 2007 compared to 2006.

Internet Media: Internet media expense in 2007 was approximately $0.9 million, a decrease of $0.6 million, compared to internet media expenses in 2006. The decrease in 2007 was attributable to a$1.0 million decrease of internet media for the beauty product line. This decrease was partially offset by an increase in internet media expenditures in 2007 of $.5 million on the existing line of Hercules Hooks and the new Zorbeez product line.

General and Administrative Expenses

Consumer Products

General and administrative expenses in 2007 were approximately $3.9 million, an increase of $1.6 million, or 67%, compared to general and administrative expenses in 2006 of approximately $2.3 million. The increase in 2007 as compared to 2006 was due having only five months of expenses associated with our retail distribution sales, which was a business we acquired in August 2006, compared to a full year of expenses in 2007. In addition occupancy costs increased in 2007 due to our relocation to a larger facility in October 2006.

Corporate Expenses

Corporate expenses in 2007 were approximately $2.5 million, an increase of $1.1, or 80%, compared to corporate expenses in 2006 of approximately$1.4 million. Corporate expenses consist primarily of the costs of being a public company and the costs attributable to new business development. The increase in corporate expenses from 2007 as compared to 2006 consists of an additional: (i) $150,000 of allocated employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development, (ii) $300,000 of professional fees including $153,000 of Sarbanes Oxley compliance costs, (iii) $232,000 of investor relations costs and (iv) $359,000 of non-cash stock-based compensation.

Depreciation and Amortization

The total cost of the retail distribution network, in excess of the net assets acquired was $2.0 million, which is amortized over the estimated life of ten years. Amortization expense of the retail distribution network was approximately $0.2 million in 2007 and $0.1 million in 2006 (five months).  Amortization of financing costs increased by $0.1 million in 2007 as result of the BFI line of credit that commenced in June 2007.

On August 2, 2006, we began amortizing the costs incurred to obtain the $5.7 million 10% secured convertible notes over the 36 month life of the loan. Amortization expense was $0.5 million in 2007 and $0.2 million in 2006.

Other Charges

Other charges were approximately $1.1 million in 2007, compared to none in 2006.

We incurred costs in excess of normal operating expenses of $0.7 million in 2007 arising out of the bankruptcy of one of our third party warehouse and fulfillment centers. Among these costs are duplicate shipping charges, processing fees for returns and cancellations, increased customer service costs, costs to ship inventory to new facilities, and the costs to receive the product at the new facilities. These costs are being reported as a separate component of Costs and Expenses. We have retained legal counsel to recoup these costs, or some portion thereof, in the bankruptcy proceeding, although no assurance can be given as to the timing or amount of any such recovery.

In addition, we determined subsequent to the twelve month period following the consummation of the acquisition of assets from Adsouth Partners that the changing value of certain assets acquired, principally accounts receivable and inventory, were in excess of their fair value. Other charges for the year ended December 31, 2007 includes a $0.4 million write-down of these assets.

Interest Expense

Interest expense in 2007 was $1.2 million, compared to interest expense of $0.6 million in 2006. The $0.6 million increase in interest expense was due to an increase in average debt outstanding in 2007, which was required to fund both the working capital needed to finance our growth and the acquisition of the retail distribution network in August 2006.

Provision for Income Taxes

The provision for income taxes was $1.0 million in 2007 compared to $0.1 million in 2006. The increase in 2007 was due to a $1.0 million increase in the valuation allowance for deferred tax assets based on the criteria contained in FAS 109 of the realizability of these deferred tax assets.   Notwithstanding management’s view of future profitability, in determining whether or not a valuation allowance is necessary, forecasts of future taxable income are generally not considered sufficient evidence to outweigh a history of losses.

Liquidity and Capital Resources

The conduct of our business requires access to sufficient capital to cover the costs of product development, production of marketing materials, the purchase of transactional advertising media (such as television, Internet, print and radio), and the purchase of product inventory.  While a large component of our spending is often on advertising media, the terms we receive and the relatively quick return on that investment in the form of product sales associated with those expenditures does not typically result in liquidity constraints. The liquidity constraints associated with the purchase of advertising media occurs when we promote a new product and we do not have sufficient inventory on hand to ship and cover the cost of the related media. Our biggest capital commitment is the purchase of inventory for sales to our retail chain customers.

In June 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”). Pursuant to the BFI Agreement, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. We have guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007 (the “Guaranty”). As of December 31, 2007, the balance of the line of credit was $1.7 million, which was the maximum amount available under the Borrowing Base.

Loans extended pursuant to the BFI Agreement bear interest at a rate per annum of 2.0% above the greater of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%. Interest is payable monthly in arrears and we are required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. We are required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. The BFI Agreement has an initial term of 12 months (the “Basic Term”) and thereafter shall automatically renew for successive 12 months periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement.

We received an initial advance in June 2007 in the amount of $0.8 million upon the execution of the BFI Agreement (the “Initial Loan”). The proceeds of the Initial Loan were used to payoff obligations owed to Marquette Commercial Finance under a previous factoring agreement which was simultaneously terminated, as well as to pay fees associated with the close of the BFI Agreement.

On November 13, 2007, we entered into a securities purchase agreement (the “SPA”) pursuant to which we sold (i) 6,666,667 shares of Company common stock, $.001 par value, and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock (one-half exercisable at $1.00 per share and one-half exercisable at $1.50 per share), for a total purchase price of $4 million.

Simultaneously with the execution of the SPA, we also entered into an Agreement re Redemption of Convertible Notes (the “Redemption Agreement”) with the holders (the “Holders”) of our senior secured convertible notes sold in August and September 2006 in the original aggregate principal amount of approximately $5.8 million (the “Notes”).  Pursuant to the terms of the Redemption Agreement, we paid to the Holders approximately $2.1 million representing pre-payment of principal installments through July 31, 2008, thus reducing the outstanding principal balance on the Notes to approximately $2.7 million.

On December 31, 2007, we had working capital of $0.9 million. Based on our anticipated growth, we believe that our cash requirements will increase. To meet these needs, we entered into an asset based line of credit agreement in June 2007 and entered into a securities purchase agreement in November 2007, as described above. Subject to approval by our lender, we may fund additional growth by increasing the credit line on our asset based lending line of credit by using our receivables and inventory as collateral. We believe that our present cash resources, the turn-over of our existing receivables and inventory, cash available from the asset based line of credit and factoring agreement, and issuance of additional common stock for services will be sufficient over the next 12 months to fund our two operating business segments and discontinued operations, our company-wide working capital needs, and our expected investments in property and equipment.

Net cash used by operations in 2007 was $2.3 million, as compared to $3.3 million used in 2006. The $1.0 million decrease in cash used by operations in 2007 was due to cash provided by: (i) an increase in earnings of$1.8 million, net of adjustments for non-cash-items of$2.5 million, (ii) an inventory increase in 2007 of$0.9 million compared to an increase of $1.3 million in 2006,   and (iii) a decrease in prepaid expenses and deposits of$.6 million in 2007, compared to an increase of $1.1 million in 2006. Cash provided by operations was offset by the use of cash from: (i) the proceeds from the sale of real estate of $0.9 million in 2006, compared to none in 2007, (ii) an increase in spending on infomercials in 2007 of $0.6 million, and (iii) an increase in accounts payable of $0.1 million in 2007, compared to an increase of $1.5 million in 2006

Cash used by investing activities was $0.3 million in both 2007 and 2006 periods. An increase in capital expenditures in 2007 were offset by a decrease in the acquisition costs of the retail distribution network.

Net cash provided by financing activities was $2.5 million in 2007 as compared to $3.4 million provided in 2006. The $0.9 million decrease in 2007 was primarily due to$1.8 million of net principal reductions in 2007 compared to $5.2 million of net borrowings in 2006. The net principal reductions in 2007 was a result of our $2.1 million prepayment of 10% convertible debt financed by the sale of additional common shares in November 2007. The net borrowings in 2006 was a result of proceeds received from the 10% convertible debt financing in August 2006 and second mortgage financing in July 2006. The decrease in net borrowings in 2007 was offset by: (i) the $4.0 million we received from the proceeds of the private placement that closed in November 2007, (ii) the payment of $0.6 million owed to us under our factoring agreements, and (iii) a $0.7 million reduction in the amount distributed to/contributed from the minority voting interest of our Gateway Granby, LLC subsidiary.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of December 31, 2007(in thousands).

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Total Debt (1)	$8,110	$3,486	$2,964	$239	$1,421
Operating Leases	1,017	343	501	173	-
Total	$9,127	$3,829	$3,465	$412	$1,421

(1) We have presented the outstanding balance of $ 1.7 million on our line of credit at December 31, 2007, as due within one year in order to conform to the classification in the accompanying Consolidated Financial Statements. In addition, the amount due within one year includes $1.0 million of principal obligations on our 10% secured convertible note that are payable in monthly installments that do not commence until August 2008.

Employment Agreements

Material employment agreements are disclosed in Item 10 herein.

ITEM 7. FINANCIAL STATEMENTS

As of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006

Vertical Branding, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vertical Branding, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vertical Branding, Inc. and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertical Branding, Inc. and its subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York April 10, 2008

Vertical Branding, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$30	$105
Accounts receivable, net	3,387	2,582
Due from factor	-	573
Inventories	3,182	2,857
Infomercial production costs	621	252
Prepaid expenses, deposits and other current assets	786	1,422
Assets of discontinued operations	83	135
Total current assets	8,089	7,926
Property and equipment, net	381	234
Office building, net	3,987	4,165
Deferred costs, net	575	819
Deferred tax asset, net	-	1,017
Retail distribution network, net	1,719	1,921
Goodwill	1,842	1,231
Other	554	424
Total assets	$17,147	$17,737

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$1,651	$-
Current portion of long-term debt	1,540	2,630
Accounts payable and accrued expenses	4,573	4,519
Other current liabilities	67	114
Liabilities of discontinued operations	14	28
Total current liabilities	7,845	7,291
Long-term debt	4,451	6,550
Derivative liabilities	-	512
Total liabilities	12,296	14,353

Minority voting interest in subsidiary	528	580
Commitments and contingencies
Stockholders' equity:
Preferred stock -$.001 par value; Authorized - 2,000,000 shares;
Issued and outstanding - 912,500 shares Series A at
December 31, 2007 and 1,111,209 shares at December 31, 2006	1	1
Common stock -$.001 par value; Authorized - 100,000,000 shares;
Issued and outstanding - 29,642,264 shares at December 31, 2007,
and 22,045,762 shares at December 31, 2006	30	22
Additional paid-in capital	15,031	10,021
Deferred compensation	(954)	(662)
Accumulated deficit	(9,785)	(6,218)
Treasury stock, at cost -0- shares at December 31, 2007
and 500,000 shares at December 31, 2006	-	(360)
Total stockholders' equity	4,323	2,804
Total liabilities and stockholders' equity	$17,147	$17,737

 See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended
	December 31,
	2007	2006
	(In thousands, except share and per share data)
Revenues
Consumer products	$35,658	$21,504
Real estate activities	683	1,605
Total revenues	36,341	23,109
Cost of sales	16,509	9,697
Gross profit	19,832	13,412

Operating expenses
Selling	11,982	10,732
General and administrative	6,836	4,135
Depreciation and amortization	1,240	561
Other charges	1,052	-
Total operating expenses	21,110	15,428

Loss from operations	(1,278)	(2,016)

Other income (expense):
Interest expense, net	(1,228)	(614)
Minority voting interest in net loss of subsidiary	134	68
Loss from continuing operations before provision for income taxes	(2,372)	(2,562)
Provision for income taxes	1,047	53
Loss from continuing operations	(3,419)	(2,615)
Loss from discontinued operations, net of taxes	(28)	(142)
Net loss	(3,447)	(2,757)
Preferred stock dividends	198	240
Net loss applicable to common stockholders	$(3,645)	$(2,997)

Basic and diluted loss per common share	$(0.15)	$(0.17)

Number of weighted average shares used in computation
of basic and diluted loss per common share	23,689,000	17,918,000

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(in thousands, except share data)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity

Balance, December 31, 2005	1,205,000	$ 1	15,567,790	$ 16	$7,059	$-	$(3,265)	-	$ -	$3,811
Shares issued for conversion of debt	-	-	100,000	-	100	-	-	-	-	100
Net reduction in costs of preferred stock issuance	-	-	-	-	191	-	-	-	-	191
Fair value of warrants granted as compensation	-	-	-	-	40	(16)	-	-	-	24
Shares issued in connection with the acquisition of the consumer products division of Adsouth Partners, Inc.	-	-	5,500,000	6	1,094	-	-	-	-	1,100
Stock issued pursuant to exercise of stock grants	-	-	453,929	-	223	(105)	-	-	-	118
Issuance of stock options	-	-	-	-	759	(759)	-	-	-	-
Common stock issued as payment
for preferred stock dividend	-	-	236,461	-	195	-	(195)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(1)	-	-	(1)
Conversion of preferred stock	(93,791)	-	187,582	-	-	-	-	-	-	-
Return of common stock by former President	-	-	-	-	360	-	-	500,000	(360)	-
Amortization of deferred compensation	-	-	-	-	-	218	-	-	-	218
Net loss	-	-	-	-	-	-	(2,757)	-	-	(2,757)
Balance, December 31, 2006	1,111,209	$ 1	22,045,762	$ 22	$10,021	$(662)	$(6,218)	500,000	$ (360)	$2,804

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Continued)
(in thousands, except share data)

					Additional					Total Stock-
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Treasury Stock		holders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Shares	Amount	Equity

Balance, December 31, 2006	1,111,209	$ 1	22,045,762	$ 22	$10,021	$(662)	$(6,218)	500,000	$ (360)	$2,804
Issuance of common stock	-	-	6,666,667	7	3,822					3,829
Stock issued pursuant to exercise of stock grants	-	-	844,921	1	612	(550)	-	-	-	63
Issuance of stock options	-	-	-	-	318	(318)	-	-	-	-
Fair value of warrants granted as compensation	-	-	-	-	12	(12)	-	-	-	-
Common stock issued as payment
for preferred stock dividend	-	-	191,871	-	113	-	(113)	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(7)	-	-	(7)
Conversion of preferred stock	(198,709)	-	397,418	-	-	-	-	-	-	-
Fair value of warrants granted as
additional consideration for debt
Reclassified from derivative liabilities	-	-	-	-	511	-	-	-	-	511
Forfeiture of unvested stock grants	-	-	(4,375)	-	(1)	1	-	-	-	-
Forfeiture of unvested stock options	-	-	-	-	(17)	17	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	570	-	-	-	570
Cancellation of treasury stock	-	-	(500,000)	-	(360)	-	-	(500,000)	360	-
Net loss	-	-	-	-	-	-	(3,447)	-	-	(3,447)
Balance, December 31, 2007	912,500	$ 1	29,642,264	$ 30	$15,031	$(954)	$(9,785)	-	$ -	$4,323

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,447)	$(2,757)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,240	561
Bad debts	259	229
Minority voting interest in net loss of subsidiary	(134)	(68)
Equity based compensation	570	218
Other non-cash charges related to post closing acquisition adjustments	465	-
Deferred income taxes	1,017	-
Changes in operating assets and liabilities:
Accounts receivable	(1,594)	(1,826)
Inventories	(898)	(1,318)
Prepaid expenses, deposits and other current assets	636	(1,147)
Proceeds from the sale of real estate	-	896
Additions to real estate assets	(12)	(54)
Other assets	(141)	1
Net assets of discontinued operations	38	134
Infomercial production costs	(369)	204
Accounts payable, accrued expenses and taxes	144	1,494
Other current liabilities	(47)	87
Net cash used in operating activities	(2,273)	(3,346)

Cash flows from investing activities:
Capital expenditures and intangible assets	(255)	(98)
Acquisition of retail distribution network	-	(226)
Net cash used in investing activities	(255)	(324)

Cash flows from financing activities:
Proceeds from notes and loans payable	12,465	6,500
Principal payments on notes and loans payable	(14,300)	(1,347)
Due from factor	573	(573)
Additions to deferred finance costs	(189)	(557)
Contribution (distribution) to/from minority interest	82	(564)
Issuance of common stock	4,000	-
Costs incurred for the issuance of common stock	(171)	(39)
Dividend on preferred stock	(7)	(1)
Net cash provided by financing activities	2,453	3,419

Net decrease in cash and cash equivalents	$(75)	$(251)
Cash and cash equivalents, beginning of year	105	356
Cash and cash equivalents, end of year	$30	$105

Additional cash flow information:
Interest paid	1,216	$600
Income taxes paid	$22	$46

See accompanying notes to consolidated financial statements.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

The Company was incorporated on May 18, 1990 under the laws of the State of Delaware.

During the fourth quarter of 2007, the Company consolidated its transactional marketing and retail distribution business into a single segment called consumer products. This change reflects evolution of the manner in which management views and operates its consumer products business, with transactional marketing activities being used to leverage broader distribution, including traditional retail distribution sales and international sales. As a result of this consolidation, prior periods have been reclassified to conform to the current year’s presentation.

The Company currently operates two business segments consisting of the consumer products business and the development and rental of real estate in New York and Connecticut. The Company, through other subsidiaries, is in the process of liquidating the discontinued operations of VBI’s former medical division.

Revenues in the consumer products business consists of direct to consumer transactional marketing sales and sales to major retail chains, also referred to as retail distribution sales. The Company’s transactional marketing sales are conducted through WWE and its affiliates, the historical business of the Company after the Closing. The Company’s name was subsequently changed to Worldwide Excellence, Inc. in September 2004. WWE is a consumer product branding company specializing in personal care and fitness, beauty and home consumer products.  Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers.

On certain of WWE products, a long term annuity stream of revenue has been established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly, thus maximizing the initial media investment to acquire that particular customer.

The Company began its retail distribution sales on August 1, 2006 when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC (“ASM”). The Company acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s real estate business is conducted through two of VBI’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”), holds a mortgage on a real estate parcel and previously owned a 65-acre real estate parcel in Hunter, New York. The property was sold in March 2006. In accordance with the terms of the sale, through the partial ownership of various entities, the Company owned an interest in Mountaintrail of approximately 26%.  On April 19, 2006, Yolo sold the remaining 26% interest it owned in Mountaintrail, and from that date, the Company has no interest in the property. See Note 5 of Notes to the Consolidated Financial Statements for related party disclosures and details of this transaction.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation.

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

3. Significant Accounting Policies

Revenue Recognition

Consumer Products

Revenue from the sale of products is recognized when the products are shipped or picked up by the customers, provided that the price is fixed, title has been transferred and our ability to collect the resulting receivable is reasonably assured. Revenues are net of estimated returns and other promotional allowances. Provisions for discounts to customers, estimated returns and allowances and other adjustments are provided for in the same period the sales are recorded. The estimate, which varies from period to period, is based on cumulative historical rates and other appropriate facts known to management at the time. Provision for discounts to customers, estimated returns and allowances and other adjustments consist of the following (in thousands):

	Years ended
	December 31,
	2007	2006
Estimated returns	$1,935	$1,844
Discounts	63	54
Other allowances	159	18
Total	$2,157	$1,916

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Rental income is recorded over the lease term as it becomes receivable according to the provisions of the lease.  Rental income is recognized on a straight line basis if rentals vary materially during the term of the lease.

Receivables

Consumer Products

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

Impairment Assessment. The Company evaluates the credit positions on its notes receivable and the value of the related collateral on an ongoing basis. The Company estimates that all of its notes receivable are fully collectible and the collateral is in excess of the related receivables. The Company evaluates its notes receivable that are past due as to the collectability of principal and interest. The Company considers the financial condition of the debtor, the outlook of the debtor's industry, decrease in the ratio of collateral values to loans and any prior write downs on loans. The above considerations are all used in determining whether the Company should suspend recording interest income on any notes receivable or provide for any loss reserves.

Inventories

Inventories are stated at the lower of cost or market on a first-in first-out (FIFO) basis and are in finished goods form.

Infomercial Production Costs

Infomercial costs include the cost of production in progress for infomercials, which will air in future periods. The costs will be amortized as the programs air over the estimated useful life, currently 12 to 24 months. If it is determined that the related   product will not meet the criteria to be marketed and aired, then the balance of the infomercial production costs of that program are expensed. Amortization expense included in selling expenses for the years ended December 31, 2007 and 2006 was approximately $103,000 and $284,000, respectively.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Amortization of leasehold improvements is calculated on the straight-line basis over the shorter of their estimated useful lives or the terms of the related leases.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Estimated useful lives are as follows:

Furniture and fixtures	7 years
Computer, software, office and other equipment	3-5 years
Building and building improvements	39 years
Land improvements	15 years
Tenant improvements	5-6 years
Leasehold improvements	5 years

Office Building

Properties are carried at the lower of acquisition cost or market. The methods for valuing property and mortgages where current appraisals are unobtainable are based on management's best judgments regarding the economy and market trends. As a result, estimates may change based on ongoing evaluation of future economic and market trends. Such judgments are based on management's knowledge of real estate markets in general and of sale or rental prices of comparable properties in particular. Properties are reviewed for impairment whenever events or circumstances give rise to question cash flows and current fair values or other indications that their carrying value may not be recoverable  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

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

Retail Distribution Network

A portion of the total cost of the retail distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to this intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the acquired retail store distribution network. Amortization of retail distribution network for the years ended December 31, 2007 and 2006 totaled approximately $202,000 and $82,000.

The retail distribution network is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the retail distribution network is compared to its carrying value to determine if impairment exists pursuant to the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Amortization expense is estimated to approximate $202,000 per year through 2016.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with: (i) the reverse merger on November 29, 2005 “Merger Goodwill”, and (ii) the acquisition of the Retail Distribution business acquired on August 1, 2006 “Retail Distribution Goodwill”. The excess of the costs over the assets acquired in connection with the reverse merger on November 29, 2005 are related to the benefits WWE derived from VBI being a publicly traded company with operations, assets and history. These benefits include the ability to use publicly traded equity for financing, acquisitions and the use of stock-based compensation. The excess of the costs over the net assets acquired in connection with the acquisition of the Retail Distribution business acquired on August 1, 2006 is a result of the Company’s final determination, during the quarter ended September 30, 2007, of the value of the assets acquired and liabilities assumed from Adsouth Partners, Inc.

Goodwill is tested annually for impairment and will be tested more frequently if events and circumstances indicate that the assets might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. When factors indicate that goodwill should be evaluated for possible impairment, the Company compares the estimate of the future undiscounted cash flows produced by WWE and subsequent acquisitions financed by equity or convertible debt compared to the carrying value of goodwill to determine if an impairment loss should be recognized.

Embedded Derivative Liabilities

The Company’s policy for evaluating its availability of sufficient equity shares to settle contracts that may require share settlement is based upon the earliest issuance date first (“Sequencing”). Accordingly, only the contracts with the latest issuance date for share settlements that exceed the amount of shares available would be required to be classified as a derivative liability.

In order to calculate the derivative liabilities, the Company projected the following factors over various periods through July 31, 2009, the maturity date of the 10% secured convertible notes (the “Notes”) held by Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd. “Gottbetter”): (i) future volatility of common stock is 190%, (ii) stock price annual growth rate was estimated at the cost of equity, (iii) default on registration requirements is 5.0%, (iv) default on change of control was projected at 2.0% initially, increasing .1% monthly, (v) availability of alternative financing to redeem the note, if exercise of redemption option was triggered, starting at 0%, increasing monthly by 5% to a maximum of 25%, and (vi) weighted average reset price is projected at $0.715 for warrants, and$.6805 for conversion.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers projected realization of tax benefits, book and taxable income trends, available tax strategies and the overall deferred tax position.

Earnings (Loss) per Share

Basic and diluted earnings per common share is calculated by dividing net income allocated to common stock by the weighted average common shares outstanding during the period. In accordance with FAS 128, “Earnings per Share”, the weighted average number of shares of common stock used in the calculation of diluted earnings per share is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method, and (ii) the assumed conversion of convertible notes and convertible preferred stock. Assumed exercise or conversion of potential common shares is only if the exercise price and the conversion price exceeds the weighted average market price for the period, and that the entity records earnings from continuing operations, as the inclusion of such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. Potential common shares for the periods presented consist of the following:

	As of
	December 31,
	2007	2006

Convertible preferred stock	1,825,000	2,222,418
Convertible debt	4,236,140	8,720,145
Warrants	12,325,667	5,544,000
Options	2,641,450	2,142,250
Total	21,028,257	18,628,813

During the years ended December 31, 2007 and 2006, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Major product lines in the consumer products division, which are in excess of 10% of net revenues, follow:

	Year ended
	December 31,
	2007	2006

Product line A	58.6%	44.1%
Product line B	20.0%	-
Product line C	-	14.1%
Product line D	-	10.6%
Product line E	-	12.0%
Product line F	-	-

Major customers in the consumer products division, which are in excess of 10% of net revenues follows:

	Year ended
	December 31,
	2007	2006

Customer A	17.9%	40.6%
Customer B	11.9%	43.6%
Customer C	-	15.8%

Revenue from real estate activities for the year ended December 31, 2006 consists of 56% from the sale of one parcel.

Advertising Costs

Media costs are charged to operations in the period incurred and totaled approximately $9,065,000 and $9,263,000 for the years ended December 31, 2007 and 2006. Other advertising costs are charged to operations in the period incurred and totaled approximately $518,000 and $45,000 for the years ended December 31, 2007 and 2006.

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. Under the modified-prospective-transition method, share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all share-based awards granted, modified or cancelled as of January 1, 2006.

As allowed by SFAS 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option grants to board members prior to January 1, 2006. Under APB 25, the Company did not

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of the underlying stock on the grant date.

Comprehensive Income (loss)

Comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  At December 31, 2007 and 2006 there were no such adjustments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (SFAS No. 159). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of SFAS No. 159 on the Company's financial position and results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”.  Effective for fiscal years beginning after December 15, 2008, this statement revises and converge internationally the accounting for business combinations.  The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB also issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Effective for fiscal years beginning after December 15, 2008, this statement revise and converge internationally the reporting of noncontrolling interests in consolidated financial statements.  The Company is

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

currently evaluating the effects, if any, that FASB No. 160 may have on its financial statements; however, since the Company has significant noncontrolling interest (i.e. minority interest), this standard could materially affect the presentation and disclosure of the noncontrolling interest, which may affect certain performance and equity ratios.

4. Business Acquisition

Acquisition of Retail Distribution Business on August 1, 2006:

 On August 1, 2006, the Company purchased certain assets from Adsouth Partners, Inc. comprising Adsouth's consumer products division and assumed certain liabilities. VBI purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships and is included in the Company’s consumer products division.

The purchase price for the assets included a cash and stock component. The cash component was the payment of $1,525,000 at closing; subject to adjustment after closing based on the actual value of certain Adsouth assets and liabilities. On January 17, 2007, VBI determined that the actual value should be reduced by $844,000 to $681,000. The cash component was paid by delivery of a promissory note in the principal amount of $1,525,000. The original balance of the promissory note was adjusted to $681,000 as of the date of the acquisition. The reduction in the promissory note resulted in an overpayment of the promissory note by $150,000, which was satisfied in July 2007. The stock component of the purchase price was paid by issuance of 5.5 million shares of VBI’s common stock (the “Adsouth Shares”).

This transaction is being accounted for as the total of (a) Adsouth Shares issued by VBI, (b) the delivery of the Adsouth Note, and (c) the aggregate of all direct acquisition costs, for the net monetary assets of the consumer products division.

The cost of the transaction to VBI was $2,040,000, which was comprised of (1) the issuance of a total of 5,522,500 shares of common stock, of which 5,500,000 shares were issued to Adsouth Partners, Inc and 22,500 shares which were issued to a consultant, (2) cash component of $681,000, and (3) $250,000 of direct costs related to the acquisition. Under the purchase method of accounting, the cost to acquire the assets of the Consumer Products Division plus the transaction costs, was allocated to its underlying net assets in proportion to their respective fair values. The allocation of the excess of the purchase price, over the fair value of the net assets has been recorded as an intangible asset, which has been allocated to acquired distribution channels. The fair value of the acquired distribution channels has been valued by an independent appraiser at approximately $2,000,000. The fair values of all other assets were estimated by VBI’s and Adsouth’s management at the time of the acquisition, subject to post closing price adjustments, which were determined on January 17, 2007. For the purposes of recording the acquisition, the Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”

The total cost of the acquisition is as follows (in thousands):

Fair value of common stock issued to Adsouth Partners, Inc. on date of acquisition	$1,100
Fair value common stock issued to a consultant for services allocated to the acquisition	9
Promissory note delivered to Adsouth Partners, Inc.	681
Transaction costs	250
Total purchase price	$2,040

The fair value of common stock issued has been determined to be $.20 per share, which is based on an independent appraisal of the value of the 5,500,000 shares of restricted stock issued.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2007, the final purchase price allocation was as follows (in thousands):

Accounts receivable	$746
Inventory	907
Property and equipment	130
Accounts payable and accrued expenses	(990)
Notes payable	(756)
Intangible asset allocated to retail distribution channels	2,003
Total purchase price	$2,040

Post Closing Acquisition Adjustments

Subsequent to the twelve month period following the consummation of the business acquisition of the retail distribution network, management determined that the changing value of certain assets acquired, principally accounts receivable and inventory, were in excess of their fair value. Accordingly, the Company recorded a charge to operations in 2007 of $465,000.

5. Real Estate Activities

Real Estate Held for Sale

Hunter, New York

Real estate properties were acquired through the reverse merger acquisition on November 29, 2005.

Yolo owned the fee interest in one property located in Hunter, New York. The property consisted of 65 acres (the “65 Acre Parcel”) in an area known as Hunter Highlands. The 65-acre parcel was subject to a contract for sale, dated November 23, 2005, and closed on March 27, 2006, (the “Land Closing”). The property was sold to Mountaintrail at Hunter, LLC (“Mountaintrail”) for $900,000. Mountaintrail is owned: (1) 51.67% by Yolo at Hunter, LLC (“YoloH”), (2) 35% by Trailside Inroads, LLC (“Trailside”), (3) 13.33% by Lester Tanner and affiliates.

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

As of December 31, 2005, YoloH was owned 100% by Yolo. In March 2006, Yolo sold 49.84% of its membership interest in YoloH to affiliates of Mr. Tanner for $309,000, leaving Yolo with a balance of 50.16% ownership interest in YoloH, valued at $211,000. On April 19, 2006, Yolo sold the remaining 50.16% interest in YoloH to Mr. Tanner for $211,000. The Company’s basis in the property was $900,000, and therefore, Yolo recorded no gain or loss on the sale.

Office Building

East Granby, Connecticut

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.(“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at December 31, 2007 was approximately $1,971,000.

Simultaneous to the Closing on November 29, 2005 the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

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

1As of December 31, 2007, approximately 38% of the East Granby Property’s rentable space was vacant. This rentable space has been subdivided into four smaller areas since the space was vacated by the prior tenant in 2005.

Office Building consists of the following (in thousands):

	December 31,
	2007	2006

Office building, East Granby, Connecticut:
Building	$3,647	$3,647
Building improvements	273	273
Land	334	334
Land improvements	63	63
Equipment	59	46
	4,376	4,363
Accumulated depreciation	(389)	(198)
Office building, net	$3,987	$4,165

Depreciation expense of the East Granby property for the years ended December 31, 2007 and 2006 was approximately $190,000 and $184,000.

There is currently no option or contract to sell or purchase the East Granby Property. There is no proposed program for the renovation, improvement, or further development of this property.

Revenue from Real Estate Activities

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue from real estate activities consists of the following (in thousands):

	Year ended
	December 31,
	2007	2006
Sale of 65 acre parcel	$-	$900
Rental income	670	677
Interest from mortgages	13	28
	$683	$1,605

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$14	$13
Computer equipment & software	470	202
Other equipment and furniture	65	82
Total	549	297
Less accumulated depreciation and amortization	(168)	(63)
Property and equipment, net	$381	$234

For the years ended December 31, 2007 and 2006, depreciation expense was approximately $108,000 and $32,000.

7. Deferred Costs

Deferred costs consist of the following (in thousands):

	December 31,
	2007	2006
First mortgage, office building	$37	$37
Second mortgage, office building	120	120
Related Party; aggregate fees paid to the Company's Chief Executive Officer and Chief Operating Officer for the personal guaranty for the repayment of advances under an agreement with a factor	-	100
Line of credit	78	-
10% Secured convertible notes	677	566
Real estate broker leasing commissions	176	176
Less accumulated amortization	(513)	(180)
Deferred costs, net	$575	$819

Amortization of deferred costs for the years ended December 31, 2007 and 2006 was approximately $433,000 and $141,000.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Line of Credit Borrowings and Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006
10% Secured convertible notes	$2,682	$5,775
Less unamortized note discount	(198)	(323)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(270)	(441)
Demand note	-	561
Note payable	356	-
First mortgage payable, office building	1,971	2,057
Second mortgage payable, office building	1,100	1,100
Bank loan	-	52
Tenant improvement loan	-	49
Series A Bonds	300	300
Series B Bonds	50	50
	5,991	9,180
Less current maturities	(1,540)	(2,630)
Long-term portion of debt	$4,451	$6,550

10% Secured convertible notes: On August 2 and September 18, 2006, the Company sold 10% secured convertible notes (the “Notes”) to Gottbetter Capital Finance, LLC (together with its affiliate Gottbetter Capital Master, Ltd., “Gottbetter,” or the “Holders”) in the aggregate principal amount of $5,775,400 pursuant to a Securities Purchase Agreement dated as of July 31, 2006 (the “Securities Purchase Agreement”). The Company paid a discount fee equal to 6.5% of the total purchase price of the Notes, or a total of $375,400. In addition the Company paid a total of $35,000 in legal fees and other closing expenses to Gottbetter and affiliates as well as a finder’s fee totaling $300,000 to The Keystone Equities Group, an investment banking firm. The Company also issued to Gottbetter a five-year warrant to purchase 3,000,000 shares of common stock at an initial exercise price of $0.75 per share (the “Warrant”).The exercise price of the Warrant was subsequently reduced to, and is now fixed at, $0.37 per share pursuant to the terms of a Registration Rights Agreement entered into simultaneously with the Securities Purchase Agreement (the “Registration Rights Agreement”), as subsequently modified and amended. Total closing costs paid in connection with the Notes, including discount fee, were $1,052,000, which are being amortized over the 36 month life of the loan. The fair value of the warrants issued as determined by the Black-Scholes pricing model was $511,000. Amortization expense of the fair value of warrants issued for the years ended December 31, 2007 and 2006 was$171,000 and $71,000.

The Notes mature on July 31, 2009.The Notes required monthly interest-only payments through May 31, 2007, and are thereafter amortized by equal monthly payments of principal and interest through the balance of the term of the Notes. On November 13, 2007, the Company and the Holders entered into an Agreement re Redemption of Convertible Notes (the “Redemption Agreement”) pursuant to which the Company pre-paid principal installments through July 31, 2008, thus reducing the then outstanding principal balance on the Notes by approximately $2 million to $2.68 million. The pre-payment was funded by the Company’s sale of common stock and warrants.

The Notes are convertible from time to time at the option of the Holders into common stock of the Company at the price per share equal to eighty percent (80%) of the average of the two lowest volume weighted average prices of the Company’s common stock, as quoted by Bloomberg, LP, for the twenty-five (25) trading days immediately preceding the conversion date but in no event lower than a floor price of $0.69 (the “Conversion Price”).The $0.69 floor on the Conversion Price (the “Floor Price”) is subject to reduction to $0.345 in an Event of Default, as such term is defined in the Notes. Once an Event of Default, if any were to occur, is cured, the Floor Price resets to $0.69.Gottbetter may not convert the Notes or exercise the Warrant if such conversion or exercise would result in Gottbetter, together with any affiliate thereof, beneficially owning in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Under the terms of the Notes, the Company has the right to redeem all or a portion of the outstanding principal on the Notes by paying to the Holders an amount equal to the greater of (i) one hundred and twenty-five percent (125%) of the face amount redeemed plus accrued interest and (ii) eighty percent (80%) of the (x) product of the remaining conversion amount divided by the Conversion Price (not less than a $1.00) in effect on the trading day before the Company’s redemption notice is sent and (y) the closing sale price on the trading day before the Company redemption notice is sent. In June 2007, the Company agreed to waive its right to redeem the Notes for an amount less than 130% of their face value in connection with receiving the Holders’ consent to the Company granting a first priority lien on various assets of the Company securing a $5 million asset-based line of credit.

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

Line of Credit: On June 4, 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. VBI has guaranteed ASM’s obligations under the BFI Agreement pursuant to the General Continuing Guaranty executed by us in favor of Lender on June 4, 2007 (the “Guaranty”).

 Loans extended pursuant to the BFI Agreement will bear interest at a rate per annum of 2.0% above the higher of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%.Upon the occurrence and during the continuance of an event of default (as defined below) the interest rate on amounts outstanding under the BFI Agreement will be increased three percentage points above the interest rate in effect immediately prior to such event of default.Interest will be payable monthly in arrears and the Company is required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. The Company is required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. The Company paid the annual loan fee of $50,000 at closing. In addition, there was approximately $28,000 of other closing costs paid in connection with the credit line.

To secure its obligations under the Guaranty, VBI agreed to grant Lender a blanket security interest in all of the Company’s assets pursuant to the Security Agreement executed by VBI in favor of Lender on June 4, 2007 (the “Security Agreement”). The BFI Agreement imposes certain covenants on VBI, ASM and the Company’s Subsidiaries in its Transactional Marketing Business, which are included under the BFI Agreement.

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

VBI received an initial advance on June 6, 2007 in the amount of approximately $830,000 upon the execution of the BFI Agreement (the “Initial Loan”). The proceeds of the Initial Loan were used to payoff obligations owed to Marquette Commercial Finance under a previous factoring agreement which was simultaneously terminated by ASM, as well as to pay fees associated with the close of the BFI Agreement.

A condition precedent to the Company’s ability to borrow money under the credit line was the entry by Gottbetter Capital Master, Ltd. (“Gottbetter”), holder of senior convertible notes issued by VBI in the aggregate amount of $5.775 million (the “Notes”) and a security interest in VBI’s assets, into subordination and intercreditor agreements acceptable to Lender. Pursuant to the Notes, VBI permitted to grant a first priority lien on its assets in connection

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

with a working capital line of credit of up to$3 million. In order to induce Gottbetter to enter into the subordination and intercreditor agreements for the $5 million line from Lender, VBI agreed to waive certain rights under the Notes. In particular, VBI agreed that, in the event borrowing under the credit facility with Lender at any time exceeds $3 million, the Company will waive the right to redeem the Notes for an amount less than 130% of the face amount redeemed. Until such time that borrowing under the credit facility exceeds $3 million, the Notes will be redeemable by VBI at the greater of (i) 125% of the amount redeemed or (ii) the market value of the Notes on a converted basis, as determined under a formula provided in the Notes.

Demand Note and Note Payable: In accordance with the terms of the assets purchased from Adsouth partners, Inc. “Adsouth”, VBI assumed certain liabilities as payment of the purchase price. The balance of the note assumed was approximately $756,000. In July 2007, the note was converted from a demand note into a one year note, maturing in July 15, 2008. The note bears interest at 18% per annum and is guaranteed by John P., Acunto, Jr., a former officer of Adsouth and current consultant to Adsouth, and a principal stockholder of Adsouth’s common stock. The loan requires monthly principal and interest payments of approximately $23,000 through June 15, 2008, and a balloon payment of the outstanding balance of approximately $246,000 on July 15, 2008. This note also required VBI to carve-out the receivables collateral related to the two retailers from the blanket security position held by BFI and Gottbetter.

First Mortgage payable, office building: The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at December 31, 2007 was approximately $1,971,000 and accrued interest thereon at an annual interest rate of 5.53% through December 31, 2007.Thereafter, the interest rate changes every five years based upon the Index plus 275 basis points. The Index is the yield for United States Government Securities Five (5) Year Treasury Constant Maturities as described by the Federal Reserve System in the Federal Reserve Statistical Release H-15(519). The rate as of January 1, 2008 is 6.2%. The principal balance is being amortized in monthly installments of approximately $17,000, including interest.

Second mortgage payable, office building: On July 13, 2006, the Company completed the closing of a $1.1 million second mortgage financing (the “Second Mortgage Note”) on the East Granby Property owned by Gateway Granby, LLC (“Gateway” or “Granby”). The Second Mortgage Note bears interest at the rate of 12.5% per annum and calls for monthly payments of $11,000 (interest only), with a balloon payment of $1.1 million at maturity. There is no prepayment penalty.

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

Series A and Series B Bonds: In July 2002 and February 2003, the Company to issued an aggregate of $750,000 of Series A Bonds and $450,000 of Series B Bonds ("the Bonds") in $25,000 increments. On November 29, 2005, simultaneous to the closing of the reverse merger,$500,000 of Bonds were converted into common stock at the rate of $1 per share. There were $350,000 of Bonds outstanding at December 31, 2007. Each Bond matures eighteen months after the issue date and may be extended for additional six month periods by mutual consent of the Company and the individual bondholders. As of December 31, 2007, all of the Bonds matured without renewal; however only one of the bondholders has requested repayment of the Bonds, which are now on a demand basis. The Company

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

paid $25,000 to the bondholder in February 2008. Interest is payable monthly, and is calculated at a rate of prime plus 3% but not less than 9% per annum nor more than 15% per annum. The rate of interest will be adjusted at the end of each calendar quarter. The rate of interest as of December 31, 2007 was 10.75%. On January 1, 2008, the rate of interest decreased to 10.25% for the next calendar quarter. Monthly interest-only payments are due through maturity. The Bonds may only be prepaid on 120 days prior written notice. The Company, at the option of the bondholders, may be required to prepay on 60 days prior written notice, up to an aggregate of $50,000 per bondholder per 60 day period. The Company did not issue more than $100,000 of Bonds to any bondholder. As of December 31, 2007, an officer and shareholder of the Company is related to three of the bondholders.

The Series A Bonds are a joint and several obligation of the Company and its subsidiary, Medical Financial Corp. The Bonds are collateralized by insurance claims receivable that were purchased by Medical Financial Corp. The Series B Bonds are a joint and several obligation of the Company and its subsidiary, Yolo Equities Corp.

In accordance with terms of the Acquisition Agreement, the Series A Bondholders have the right to convert their Bonds into common stock at the rate of $1 per share. In February 2006, $100,000 of Series B Bonds were converted into 100,000 shares of common stock.

Factoring Agreements: In November 2006, the Company’s Adsouth Marketing, LLC (“ASM”) subsidiary completed an account transfer and purchase agreement with a factoring company. This agreement was terminated in June 2007 in connection with the closing of a line of credit with BFI Business Finance.

In November 2006, the Company on behalf of its Worldwide Excellence, Inc. (“WWE”) subsidiary completed a receivables purchase agreement with a factoring company for products that were sold to WWE’s transactional marketing customers under multiple payment terms. Under multiple payment terms, a customer’s credit card is charged for payment of the sale up to five times, on a monthly basis, until the full purchase price is received. WWE may sell qualified receivables to the factoring company without recourse except as provided by the following. Any receivables purchased (“Purchases Contracts”) by the factoring company, where the first payment is not paid by the customer within 60 days, will be considered cancelled and then replaced by WWE. In addition, any Purchased Contracts that result in a credit card chargeback by the customer must be bought back by WWE or replaced.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Aggregate maturities of long-term debt at December 31, 2007 is as follows (in thousands):

Year ending December 31,
2008	$3,486
2009	2,854
2010	110
2011	116
2012	122
Thereafter	1,422
Total principal payments	8,110
Less unamortized note discount	(198)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(270)
Total debt	$7,642

9. Derivative Liabilities:

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

10.Commitments and Contingencies

 Minimum Operating Lease Commitments

The Company leases office facilities pursuant to operating lease agreements expiring at various dates through September 2011. In July 2006, the Company entered into a five year office lease in Encino, California for the Company’s headquarters and general offices. In addition to facilities lease payments, the Company is also responsible for various office equipment lease payments.

Rent expense for the years ended December 31, 2007 and 2006 was approximately $359,000 and $224,000.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Subject to annual real estate tax adjustments, the following is a schedule of future minimum rental payments required under the above operating leases (in thousands):

Year ending December 31,
2008	$343
2009	267
2010	234
2011	173
$1,017

Employment Agreements

Chief Executive Officer:

Effective April 1, 2005, the Chief Executive Officer of the Company, Nancy Duitch, entered into a three employment agreement with WWE. On July 16, 2007, the Company filed a Current Report on Form 8-K amending her employment. Ms. Duitch’s employment agreement is for a term of three years, terminable on 60 days’ notice and terminable by WWE for “cause”. Her annual base salary is $250,000 (subject to an annual upward adjustment of ten (10%) percent) and is entitled to a performance bonus based on exceeding the following EBITDA targets; 2005-$2 million; 2006-$2.2 million; and 2007-$2.5 million (amended to $3.2 million in accordance with the Amendment). Executives holding the combined positions of President and/or CEO are to share in a bonus pool determined by multiplying fifteen (15%) percent by the amount by which the applicable EBITDA target is exceeded for any particular year.

Chief Operating Officer:

On March 15, 2008, the Company and its Chief Operating Officer, Alan Gerson entered into a separation agreement and release (the “Separation Agreement”) superseding Mr. Gerson’s employment agreement and pursuant to which Mr. Gerson resigned as an officer and director of the Company effective immediately. The Separation Agreement provides for severance payments to Mr. Gerson equivalent to seven months of salary and benefits in fourteen semi-monthly installments, as well as accelerated vesting of portions of previously issued stock options in the amount of 250,000 shares at $0.52 and 5,555 shares at $1.05.

Consulting Agreement

In connection with the Asset Purchase and Consulting Agreement, WWE entered into a consulting agreement with a former owner of WWE. Under the consulting agreement, WWE is obligated for a period of 36 months, commencing December 2005, to pay $17,500 per month in consideration of the former owner to provide consulting services. WWE is also obligated to reimburse him for certain travel and related expenses.

FTC Consent Decree

On March 9, 2004, the Federal Trade Commission entered into a voluntary consent order (the “Order”) resulting from an investigation that began in December, 2002. The Order was with among others, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually resulting from the Marketing of the Peel Away the Pounds Weight Loss System. The Order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only. As part of the consent order, the Company paid $1,000,000 to the FTC in 2004, which was accrued in 2003.The Order is binding upon the corporate successors and assigns. The Order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch. Ms. Duitch is a director and

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Chief Executive Officer of the Company, and through the Duitch Family Trust, beneficially owns approximately 16% of the Company’s outstanding common stock. The Order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence. This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

Other Commitments and Contingencies

Litigation

On March 27, 2007, Diversified Capital Services of N.A., Inc. (“Diversified”) filed a lawsuit in the Supreme Court of New York for the County of New York naming the Company and Worldwide Excellence, Inc., a wholly owned subsidiary of the Company (“WWE”), as defendants and alleging breach of a purported Management and Consulting Agreement by and between Diversified and WWE (the “Agreement”).Diversified contends that WWE failed to pay Diversified amounts due under the Agreement for consulting services and in connection with certain of the Company’s financing transactions. Diversified is seeking approximately $617,000 in cash, a warrant to purchase 200,000 shares of Company common stock at $1 per share, and 107,500 “preferred units.”The Company contests the allegations and claims made in the lawsuit, believes that they are without merit, and intends to vigorously defend itself in the matter.

From time to time, the Company may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business, and a number of claims may exist at any given time. All such existing proceedings are not expected to have a material adverse impact the Company’s results of operations, financial position or cash flows.

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

Series A Convertible Preferred Stock

The Company’s Board of Directors has designated 1,205,000 shares of preferred stock as 10% Convertible Preferred Stock (“Series A Convertible Preferred Stock”) with a purchase price of$2.00 per share. As of December 31, 2005 there were 1,205,000 shares of Series A Convertible Preferred Stock outstanding. During the year ended December 31, 2006, one of the Series A preferred stockholders converted 93,791 shares of preferred stock into 187,582 shares of the Company’s common stock. During the year ended December 31, 2007, seven Series A preferred stockholders converted an aggregate of 198,709 shares of Series A preferred stock into 397,418 shares of common stock. As of December 31 2007 and 2006, there were 912,500 and 1,111,209 shares of Series A Convertible Preferred Stock outstanding.

The holders of Series A Convertible Preferred Stock will have no voting rights other than as may be required by law.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Dividends

A holder of the Series A Convertible Preferred Stock is entitled to receive semi-annual cumulative dividends in arrears. At its option, the Company may meet its dividend payment obligation by electing any of, or a combination of, the following options: (i) paying the cash dividend payment on or before the date due; or (ii) issuing common stock to the holder of the Series A Convertible Preferred Stock based on the Company’s common stock being valued at the greater of (i)$1.00 or (ii) 50% of the fair market value of the common stock on the date that the applicable dividend is due and payable.

 The Company elected to pay the dividends to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph as follows:

Dividend payment Due date	Shares issued	Value per Share to preferred shareholders	Closing price of VBI Common stock
May 29, 2006	115,961	$1.00	$1.01
November 29, 2006	120,500	$1.00	$0.65
May 29, 2007	100,621	$1.00	$0.62
November 29, 2007	91,250	$1.00	$0.55

Voluntary Conversion

Holders of the Series A Convertible Preferred Stock are entitled, at any time, subject to prior redemption, to convert each share of Convertible Preferred Stock into two shares of common stock, at the conversion price equal to$1.00 per share, subject to the adjustments described therein.

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

The conversion rate shall be subject to adjustment upon the occurrence of any of the following events:(i) if the Company shall declare and pay to the holders of its common stock a dividend in shares of common stock; or (ii) if the Company shall subdivide the outstanding shares of its common stock into a greater number of shares of common stock or combine the outstanding shares of common stock into a smaller number of shares of common stock.

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

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

long as a registration statement covering the shares underlying the Series A Convertible Preferred Stock has become effective, the Company may redeem the Series A Convertible Preferred Stock, in whole or in part, at the Company’s option, at a price of $.10 per share.

Conversion of Debt into Common Stock

In accordance with terms of the Acquisition Agreement, the Series B Bondholders have the right to convert their Series B Bonds into common stock at the rate of $1 per share. On February 10, 2006, $100,000 of Series B Bonds were converted into 100,000 shares of unregistered common stock. There were no expenses in connection with this conversion.

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

Warrants outstanding as of December 31, 2007 and 2006 are summarized in the following table:

		Exercisable	Exercise	Call
Description of Warrants	Shares	Through	Price	Provision

Warrants which accompanied the Bridge Loans prior to the private
placement that closed November 29, 2005 through December 30, 2005	825,000	November 29, 2008	$1.00	(1)

Warrants which accompanied the Sale of Series A Convertible Preferred
Stock under the private placement that closed November 29, 2005 through December 30, 2005:
Series A Convertible Preferred Stock - Investors	1,205,000	December 30, 2006	$1.00	(1)
		December 30, 2007	$1.50	(1)
		December 30, 2008	$1.50	(1)

Warrants which were granted to investors and creditors, subject to	80,000	November 29, 2008	$1.00	(1)
the private placement that closed November 29, 2005:

	150,000	November 29, 2006	$1.00	(1)
		November 29, 2007	$1.50	(1)
		November 29, 2008	$1.50	(1)

	45,000	November 29, 2006	$1.00	(1)
		November 29, 2007	$1.25	(1)
		November 29, 2008	$1.50	(1)
	139,000	November 29, 2006	$1.00	(1)
		November 29, 2008	$1.50	(1)

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Warrants which were granted to a consultant as additional consideration	10,000	April 3, 2009	$0.50
Warrants which were granted as additional consideration for debt	3,000,000	July 31, 2011	$0.37
Warrants which were granted to a consultant as additional consideration	75,000	December 6, 2006	$0.80
Warrants which were granted to a consultant as additional consideration	15,000	December 15, 2006	$0.60
Total warrants outstanding at December 31, 2006	5,544,000

Warrants which were granted to a consultant as additional consideration	15,000	April 23, 2007	$0.77

Warrants which were granted to investors and consultants, subject to the securities purchase agreement that closed November 13, 2007:
	3,333,333	November 13, 2012	$1.00
	3,333,334	November 13, 2012	$1.50
	50,000	November 16, 2012	$1.00
	40,000	December 17, 2012	$1.00

Warrants which were granted to a consultant as additional consideration	10,000	December 17, 2010	$0.50
Total warrants outstanding at December 31, 2007	12,325,667

(1) Warrants are redeemable by the Company at $0.10 per warrant in the event that the Company’s common stock has a closing bid price of at least $3.00 for 20 consecutive trading days so long as a registration statement covering the shares underlying the warrants has become effective.

Other Equity Compensation

Other equity compensation for the periods indicated is as follows:

	Year ended
	December 31,
	2007		2006
Class	Number of shares granted	Valuation	Number of shares granted	Valuation

Directors and officers	268,421	$216,920	338,929	$215,411
Other employees	522,125	356,970	15,000	9,000
Consultants	50,000	36,500	100,000	60,000
	840,546	$610,390	453,929	$284,411

Private Placement

On November 13, 2007, the Company and four funds managed by RENN Capital Group Inc. (collectively the “Purchasers”) entered into a securities purchase agreement (the “SPA”) pursuant to which the Company sold (i) 6,666,667 shares of Company common stock, $.001 par value, and (ii) five-year warrants to purchase an aggregate of 6,666,667 additional shares of common stock (one-half exercisable at$1.00 per share and one-half exercisable at $1.50 per share), for a total purchase price of $4 million. The Company also agreed to register such shares for resale in accordance with the terms of a registration rights agreement entered into in connection with the SPA. Closing costs of approximately $172,000 were charged to capital in excess of par.

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

Treasury Stock

As reported on Current Reports filed on Forms 8-K dated June 6, 2006 and June 9, 2006, Jeffrey S. Edell resigned his position as President and Co-Chief Executive Officer of the Company, effective June 13, 2006, and was simultaneously appointed non-executive Chairman of the Board. In connection with his resignation, Mr. Edell and the Company entered into a transition services agreement dated June 9, 2006. Under the terms of the agreement Mr. Edell agreed to surrender to the Company 500,000 shares (“Returned Common Shares”) of VBI common stock that were issued to him in connection with his Employment Agreement and the Acquisition Agreement that closed on November 29, 2005. The Company valued the treasury shares at the closing market price on June 9, 2006, which was $.72 per share for an aggregate of $360,000. Effective December 31, 2007, the Company cancelled the shares held as treasury stock.

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

The 2006 Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards

("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations.FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

As a result of the adoption of FAS 123 (R), the Company's results from operations for the years ended December 31, 2007 and 2006 include share-based compensation expense totaling approximately $570,000 and $218,000. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of all awards granted under the 2006 Plan for the years ended December 31, 2007 and 2006 was $.40 and $.39, respectively. The fair value of options at the date of grant was estimated using

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

	Years ended
	December 31,
	2006	2007

Risk free interest rate	3.25% - 4.85%	4.0% - 5.5%
Expected dividend yield	0%	0%
Expected lives	3 years	2 - 3 years
Expected volatility	132.64% to	124.38% to
	179.85%	180%

The Company granted 561,000 options, 926,717 shares of restricted stock and 40,000 warrants under the 2006 Plan during the year ended December 31, 2007. The Company granted 2,122,000 options, 163,750 shares of restricted stock and 15,000 warrants under the 2006 Plan during the year ended December 31, 2006.

The following table represents stock options granted, exercised, and forfeited during the years ended December 31, 2007 and 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
Stock Options	Shares	Share	Life	Value
			(in years)	(in thousands)
Outstanding - January 1, 2006	-
Granted	2,122,000	$0.56
Exercised	-	$-
Forfeited/expired	-	$-
Outstanding - December 31, 2006	2,122,000	$0.56	10	$398
Granted	561,000	$0.72
Exercised	-	$-
Forfeited/expired	(57,750)	$0.60
Outstanding - December 31, 2007	2,625,250	$0.60	6	$-

The following table represents non-vested stock options granted, vested, and forfeited during the years ended December 31, 2007 and 2006:

		Weighted
		Average
		Grant-Date
Non-vested Options	Options	Fair Value
Nonvested - January 1, 2006	-	$-
Granted	2,122,000	$0.36
Vested	(411,028)	$0.34
Forfeited/expired	-	$-
Nonvested - December 31, 2006	1,710,972	$0.36
Granted	561,000	$0.40
Vested	(844,417)	$0.42
Forfeited/expired	(54,833)	$0.33
Nonvested - December 31, 2007	1,372,722	$0.41

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2007 and 2006, there was approximately $556,000 and $620,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years and 2.6 years. The total fair value of shares vested during the years ended December 31, 2007 and 2006, was $337,000 and $141,000, respectively.

Shares Reserved for Future Issuances

As of December 31, 2007, there were outstanding options convertible into 2,641,450 shares of common stock, warrants convertible into 12,325,667 shares of common stock, 912,500 shares of Series A preferred stock, convertible into 1,825,000 shares of common stock, and debentures that are convertible into 4,236,140 shares of common stock. In addition, under various employment agreements: (i) options to purchase 250,000 shares of common stock may be granted through April 2017, and (ii) a right to earn of up to 444,000 shares of restricted common stock through July 15, 2009, if certain performance goals are met. If the performance goals are met, and the Company issues the additional options, and the common stock is earned, there will be 1,158,033 shares available to grant under the 2006 Plan.

12. Other Charges

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

Total excess costs incurred included in other charges for the year ended December 31, 2007 was approximately $689,000.The Company will continue to segregate the costs associated with the event for as long as they continue to be material to our results of operations.

The Company determined subsequent to the twelve month period following the consummation of the business acquisition of the retail distribution network that the changing value of certain assets acquired, principally accounts receivable and inventory, were in excess of their fair value. Other charges for the year ended December 31, 2007 includes a $465,000 write-down of these assets.

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Income Taxes

The provision for income taxes from continuing operations consist of the following (in thousands):

	Year ended
	December 31,
	2007	2006
Current:
Federal	$-	$-
State	30	53
Total current	30	53
Change in valuation allowance	1,017	-
Deferred	-	-
Total	$1,047	$53

VBI has allowable net operating loss ("NOL") carry-forwards for Federal purposes as follows (in thousands):

Tax period	Net Operating Loss ("NOL")	Annual limitation	Expiration
Pre-merger NOL to subject annual limitation	$6,177	$ 308	December 31, 2005
2006	2,306	-	December 31, 2006
2007	2,185	-	December 31, 2007
	$10,668

Significant components of deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2007	2006
Tax loss carryforwards	$3,592	$3,311
Accounts receivable reserve	267	-
Retail distribution network	32	-
	3,926	3,311
Valuation allowance	(3,926)	(2,294)
Deferred tax assets	$-	$1,017

The Company has established a 100% valuation allowance for all components of deferred tax assets due to the uncertainty of generating enough taxable income throughout the deferral period to utilize the full amount of the benefits available. The Company reviews the adequacy of valuation allowances and releases the allowances when it is determined that it is more likely than not that the benefits will be realized.

The following is a reconciliation of the statutory federal and effective income tax rates for the years ended:

	2007	2006
	% of Pretax Income	% of Pretax Income

Statutory federal income tax expense rate	(34.0)	(34.0)
Valuation allowance against NOL carryforwards	34.0	34.0
Change in valuation allowance	42.9	-
State taxes, less federal tax effect	1.3	2.0
	44.2	2.0

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Discontinued Operations

The remaining receivables from the former medical financing business, conducted through various subsidiaries of VBI, were included in the net assets that were acquired in the reverse merger acquisition on November 29, 2005. On February 4, 2004, VBI instituted a plan to restructure the medical financing segment. The plan of restructuring called for VBI to sell the assets of the three subsidiaries that were formed to provide additional management services to certain medical practices. On August 26, 2004, VBI sold its continuing service obligations and the related future revenue rights of its medical financing business in exchange for preferential collection rates on the receivables that are expected to be collected. As part of the terms of the sale, VBI will retain half of the interest paid by insurance companies on late payments from improperly denied receivables. An estimated reserve for future collection costs has been established as of November 29, 2005. The Company still incurred certain employment costs, through 2006. Occupancy costs related to VBI’s New Rochelle, New York office were also allocated to discontinued operations. The lease expired in February 2007, and has not been renewed. The medical financing business was conducted through Medical Financial Corp., a wholly owned subsidiary, which (i) purchased insurance claims receivables from medical practices and provided certain services to those practices; and (ii) three other subsidiaries, which were formed to provide additional management services to certain medical practices. Accordingly, the operating results of the medical financing segment for the period from November 29, 2005, the date of the reverse merger agreement, through December 31, 2007 have been presented as "(Loss) income from discontinued operations, net of income taxes". Net assets and liabilities to be disposed of or liquidated, at their net realizable value, have been separately classified in the accompanying balance sheet at December 31, 2007 and 2006.

Summarized financial information of the medical financing segment as discontinued operations for the years ended December 31, 2007 and 2006 follows (in thousands):

	Years ended
	December 31,
	2007	2006

Revenue	$2	$9
Costs and expenses:	30	151
(Loss) from operations	(28)	(142)
Income taxes	-	-
(Loss) from discontinued operations, net of taxes	$(28)	$(142)

The components of assets and liabilities of discontinued operations that were acquired on November 29, 2005 are as follows (in thousands):

	December 31,
	2007	2006

Finance receivables, net	$25	$46
Management fee receivables, net	58	79
Other assets	-	10
Total assets	$83	135

Accounts payable and accrued expenses	$14	$28
Total liabilities	$14	$28

15. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) consumer product sales, (2) real estate, and (3) other, which is comprised of corporate overhead and discontinued operations. The consumer products business

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

operates from the Company’s offices in Encino, California and Boca Raton, Florida. The real estate segment operates in New York and Connecticut from an office in New Rochelle, New York.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All inter-segment balances have been eliminated.

Total revenue from external customers by similar product and service groups for each business segment follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Year ended December 31, 2007:
Housewares	$31,978	$-	$-	$31,978
Beauty products	2,834	-	-	2,834
Fitness	5	-	-	5
Other income	840	-	-	840
Rental income	-	670	-	670
Interest from mortgages	-	13	-	13
Total revenue from external customers	$35,658	$683	$-	$36,341

Year ended December 31, 2006:
Housewares	12,787	-	-	12,787
Beauty products	6,101	-	-	6,101
Fitness	2,296	-	-	2,296
Other income	320	-	-	320
Rental income	-	677	-	677
Interest from mortgages	-	28	-	28
Sale of real estate	-	900	-	900
Total revenue from external customers	$21,504	$1,605	$-	$23,109

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information (continued):

Business segment information as of December 31, 2007 and for the year ended December 31, 2007 follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Year ended December 31, 2007:
Revenues	$35,658	$683	$-	$36,341
Cost of sales	16,509	-	-	16,509
Gross profit	19,149	683	-	19,832

Operating expenses:
Selling, general and administrative	15,909	408	2,501	18,818
Depreciation and amortization	446	265	529	1,240
Other charges	1,052	-	-	1,052
Total operating expenses	17,407	673	3,030	21,110

Income (loss) from operations	1,742	10	(3,030)	(1,278)

Other income (expense):
Interest expense, net	(913)	(276)	(39)	(1,228)
Minority voting interest in net loss of subsidiary	-	134	-	134

Income (loss) from continuing operations before
provision for income taxes	829	(132)	(3,069)	(2,372)
Provision for income taxes	1,045	1	1	1,047
Loss from continuing operations	(216)	(133)	(3,070)	(3,419)
Loss from discontinued operations, net of taxes	-	-	(28)	(28)
Net loss	$(216)	$(133)	$(3,098)	$(3,447)

Balance Sheet Data as of December 31, 2007:
Current assets	$7,862	$93	$51	$8,006
Assets of discontinued operations	-	-	83	83
Total current assets	7,862	93	134	8,089
Office building, net	-	3,987	-	3,987
Other assets	4,127	547	397	5,071
Total assets	$11,989	$4,627	$531	$17,147

Capital expenditures	$253	$-	$2	$255

Vertical Branding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Business Segment Information (continued):

	Consumer
	Products	Real Estate	Other	Total
Year ended December 31, 2006:
Revenues	$21,504	$1,605	$-	$23,109
Cost of sales	8,797	900	-	9,697
Gross profit	12,707	705	-	13,412

Operating expenses:
Selling, general and administrative	13,083	418	1,366	14,867
Depreciation and amortization	121	237	203	561
Total operating expenses	13,204	655	1,569	15,428

Income (loss) from operations	(497)	50	(1,569)	(2,016)

Other income (expense):
Interest expense, net	(367)	(208)	(39)	(614)
Minority voting interest in net loss of subsidiary	-	68	-	68

Income (loss) from continuing operations before
provision for income taxes	(864)	(90)	(1,608)	(2,562)
Provision for income taxes	47	3	3	53
Loss from continuing operations	(911)	(93)	(1,611)	(2,615)
Loss from discontinued operations, net of taxes	-	-	(142)	(142)
Net loss	$(911)	$(93)	$(1,753)	$(2,757)

Balance Sheet Data as of December 31, 2006:
Current assets	$7,489	$85	$217	$7,791
Assets of discontinued operations	-	-	135	135
Total current assets	7,489	85	352	7,926
Office building, net	-	4,165	-	4,165
Other assets	4,534	624	488	5,646
Total assets	$12,023	$4,874	$840	$17,737

Capital expenditures	$97	$54	$-	$151

16. Non-cash Investing and Financing Activities - Statement of Cash Flows

	Years Ended
	December 31,
	2007	2006
	(In thousands)
Non-cash investing and financing activities which affect assets and liabilities
Goodwill recorded in connection with the adjustment to the final purchase price	$611	$-
of the consumer products division acquired from Adsouth Partners, Inc.
Conversion of debt to stock	$-	$100
Debt issued in connection with the acquisition of the consumer products
division of Adsouth Partners, Inc.	$-	$681
Net assets acquired from the consumer products division of Adsouth Partners, Inc.	$-	$37
Reclassification of derivative liabilities to equity	$511	$-
Closing costs and discounts deducted from proceeds of financings	$-	$494
Reduction in accrued costs of preferred stock issuance	$-	$230

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of that date to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer have concluded that we have a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following significant deficiencies, when aggregated, resulted in a material weakness in our internal control over financial reporting as of December 31, 2007:

Information Technology

We identified certain control procedures that were not sufficiently documented relating to Entity Level management of our information technology functions and logical access to financial applications and Company wide networks. In 2008, our IT management and applications administrators will incorporate the performance of periodic reviews of user permissions and inactive user accounts into the formal IT Information Security Policies and Procedures.

Control Environment

  We did not maintain an effective control environment. Specifically, we did not ensure that: (1) customer purchase orders were compared to deal sheets for accuracy of pricing, and (2) allowances, customer deductions and credit memos were compared to deal sheets or properly authorized. We determined that our reliance on reports from third party warehouse and fulfillment vendors may not ensure that all information required to be disclosed by us in the reports we file or submit under the Exchange Act are accurately recorded, processed, summarized and reported. In addition, controls were not in place to ensure that the valuation allowance for the deferred tax asset was reviewed on a timely basis.

In order to address the foregoing deficiencies, we are in the process of re-training our staff to ensure that deal sheets and changes in terms are approved by management, that sales order entry personnel compare customer purchase orders to deal sheets, and that our accounts receivable personnel review deductions from customers’ payments and compare them to the deal sheets to make sure terms are being followed and deductions are properly approved.  With respect to third-party vendor reports, we have implemented and expect to continue to implement site visits, reconciliations and other controls which we believe will remediate this deficiency. In 2008, our Chief Financial Officer and a tax professional will implement controls over income tax accounting to ensure that recorded deferred tax assets, net of the valuation allowance, are recoverable.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth the names, ages and date first appointed as officer or director of all of our directors and executive officers as of March 20, 2008.  Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements of the Federal securities laws. All of the directors will serve until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier death, retirement, resignation or removal.

One of our directors, Robert Pearson, was appointed as a director pursuant to the securities purchase agreement, dated as of November 13, 2007, by and between the Company and four investing funds for whom Renn Capital Group, Inc. (“RCG”) is Investment Adviser (the “Renn Capital SPA”).  The applicable provision of the Renn Capital SPA provides that, for so long as the RCG advised funds continue to own, in the aggregate, at least 50% of the shares of common stock originally purchased pursuant to the Renn Capital SPA, the Company’s board of directors will nominate for election as a director, at each annual or special meeting where such directors are to be nominated, one individual pursuant to the written instructions of RCG.  There is no other arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Name	Age	Position	First Appointed as Officer or Director
Nancy Duitch	53	CEO and Director	November 29, 2005
Victor Brodsky	50	Vice President, Chief Financial Officer, and Secretary	March 20, 1998
Victor Imbimbo	55	Director	November 29, 2005
Robert C. Pearson	72	Director	November 13, 2007
Alan Edrick	40	Director	December 17, 2007

Executive Officers

The following are our executive officers:

Nancy Duitch was appointed on November 29, 2005, to serve as our Chief Marketing Officer and Co-CEO, and has, since June 13, 2006, served solely as CEO.  Ms. Duitch was the founder of Worldwide Excellence, Inc. (“WWE”) and has been WWE’s CMO and Co-CEO since its inception in July 2004. From August 2001 to July 2004, Ms. Duitch was the CEO and co-founder of Buckhead Marketing Group, LLC, predecessor to WWE.  Prior to Buckhead, Ms. Duitch was a founder and, from January 1999 to July 2001, President of One World Networks Integrated Technologies, Inc. (“OneWorldLive”), a multimedia direct response company.

Victor Brodsky has been our Vice President and Chief Financial Officer since March 20, 1998, which includes the period prior to our acquisition of Worldwide Excellence, Inc. on November 29, 2005, at which time he was also appointed  Secretary of the Company.  Mr. Brodsky served as a director of the Company from May 2002 until November 2005. Prior to joining the Company in March 1998, Mr. Brodsky spent 16 years as a CPA at the firm of Michael & Adest in New York.  Mr. Brodsky also presently serves as Chief Accounting Officer of DCAP Group, Inc. (NASDAQ: DCAP), a position he has held since August 17, 2007.  DCAP Group owns and operates the largest chain of independent storefront insurance agencies in the Northeast.

Except as disclosed in the applicable employment agreements discussed in the section of this document titled “The Company — Director and Executive Officer Compensation — Employment Agreements,” and as

disclosed in the section of this document titled, “The Company — Certain Relationships and Related Transactions,” no arrangement or understanding exists between any executive officer and any other person pursuant to which any executive officer was selected to serve as an executive officer.

Significant Employees

In addition to our executive officers, the following individual is expected to make a significant contribution to our business:

John Cammarano has been President, Retail Sales for our wholly owned subsidiary Adsouth Marketing LLC since August 1, 2006, the date on which we acquired the assets of the consumer products business of Adsouth Partners, Inc. Prior to his current role with Adsouth Marketing, Mr. Cammarano served as President of Adsouth Partners, Inc., a publicly traded consumer product company and advertising agency, from March 2004 to June 2005, as CEO of Adsouth Partners from June 2005 to May 2006, and as a director of Adsouth Partners from August 2004 to December 2006. Prior to Adsouth Partners, Mr. Cammarano was President of Florida Business and Entertainment, Inc. (“FB&E”), an advertising business founded by Mr. Cammarano in November 2003 and sold to Adsouth Partners in March 2004. For over six years prior to FB&E, Mr. Cammarano was President of Think Tek, Inc., a direct response marketing company he founded in September 1996.

Board of Directors

The members of our Board of Directors are Victor Imbimbo, Nancy Duitch, Alan Edrick and Robert C. Pearson.

Victor Imbimbo was appointed to our Board on November 29, 2005. In 2006, Mr. Imbimbo was named President and CEO of Caring Today LLC, the publisher of Caring Today Magazine, the nation’s leading magazine dedicated to the family caregiving community. Prior to this position, Mr. Imbimbo was engaged, from 2002 through 2005, by TBWA/Chiat/Day, a division of Omnicom, as the President of TBWA\WorldHealth and Executive Group Director of TBWA/Chiat/Day to establish and supervise the healthcare division for that company. In 1997, Mr. Imbimbo founded Bedrock Communications, Inc., a firm specializing in digital communications solutions.  During his five-year tenure at Bedrock, Mr. Imbimbo served as its chief executive officer.  Mr. Imbimbo received his B.S. in Biology and Masters in Business Management from Purdue University.

Nancy Duitch was appointed on November 29, 2005 to serve as a member of our Board of Directors. Ms. Duitch’s background information is included above under the heading “Executive Officers.”

Alan Edrick was appointed as a director on December 17, 2007.  Since September 2006, Mr. Edrick has served as the Executive Vice President and Chief Financial Officer of OSI Systems, Inc., a publicly listed provider of proprietary systems solutions for the security and healthcare industries.  Between 2004 and 2006, Mr. Edrick served as Executive Vice President and Chief Financial Officer of BioSource International, Inc, a biotechnology company, until its sale to Invitrogen Corporation.  Between 1998 and 2004, Mr. Edrick served as Senior Vice President and Chief Financial Officer of North American Scientific, Inc., a medical device and specialty pharmaceutical company.  Between 1989 and 1998, Mr. Edrick was employed by Price Waterhouse LLP in various positions including Senior Manager, Capital Markets.  Mr. Edrick received his Bachelor of Arts degree from the University of California, Los Angeles and a Master of Business Administration degree from the Anderson School at the University of California, Los Angeles.  In addition to being appointed as a director of the Company, Mr. Edrick serves as chairman of our audit committee.

Robert C. Pearson, was appointed as a director on November 13, 2007, as the nominee of Renn Capital Group, Inc. (“RCG”), where he serves as Senior Vice President - Investments.  Mr. Pearson joined RCG in April 1997 and is also Vice-President of the Renaissance Capital Growth & Income Fund III, Inc.  From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant.  From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice-President of Thomas Group, Inc., a management consulting firm.  Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory.  From 1960 to 1986, Mr. Pearson served in a variety of positions at Texas Instruments including as Vice-President - Controller and Vice-President – Finance.  Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan.  He has served on the boards of directors of Laserscope and Advanced Power Technology and currently serves on the boards of eOriginal, Inc., CaminoSoft Corp., Simtek Corporation and Shea Development Corp.

There are no family relationships among any of our directors. Except with respect to Mr. Pearson as described above, no arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which our director is a party, or has a material interest, adverse to us; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.

Meetings and Committees of the Board of Directors; Director Independence

Our Board of Directors held 11 meetings during the fiscal year ended December 31, 2007, in which all directors attended.

We did not, during fiscal year 2007, have nominating or compensation committees of the Board of Directors or any committee performing similar functions.  Nominees for election as a director, and compensation matters requiring Board action, were determined by the Board of Directors as a whole, with compensation of executives who also serve as directors required to be approved by a majority of our non-employee, or outside, directors.

The audit committee of the Board of Directors consists of Alan Edrick (chairman of the audit committee) and Victor Imbimbo, who are non-employee directors.  The audit committee reviews actions with respect to various auditing and accounting matters, including the selection of the Company’s independent public accountants, the scope of the annual audits, the nature of non-audit services, the fees to be paid to the independent public accountants, and our accounting practices. We have determined that Alan Edrick qualifies as an audit committee financial expert.

Based on the independence standards of the American Stock Exchange, as such standards are described in the Amex Company Guide, and although we are not a listed issuer with respect to such exchange, we have determined that Victor Imbimbo, Robert Pearson and Alan Edrick qualify as independent directors.  In addition, we have determined that Nancy Duitch is not an independent director under Amex independence standards.  We have further determined that Alan Edrick and Victor Imbimbo each meet the independence requirements for Audit Committee members under applicable Amex rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of the copies of such forms furnished to the Company and certain representations from the Company's executive officers and directors, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

Code of Ethics

The Company has adopted a written Code of Ethics that applies to all of its directors, officers and employees.  Our Code of Ethics is available on our website www.verticalbranding.com. We will provide any person without charge, upon request, a copy of our code of ethics. Requests may be by writing to the Secretary of the Company at our executive offices, located at 16000 Ventura Blvd, Suite 301, Encino, CA.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

As of March 31, 2008, our executive officers are Nancy Duitch, CEO, and Victor Brodsky, Vice President, Secretary and Chief Financial Officer.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the fiscal year ended December 31, 2007 and 2006.  The following tables summarize all compensation for fiscal year 2007 and 2006 received by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

Annual Compensation of Named Executive Officer’s for the Fiscal Years ended December 31, 2007 and 2006

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)
Nancy Duitch, Chief Executive Officer (3)	2007	$275,000	$60,000	$-	$		$335,000
	2006	$250,000	$-	$-	$		$250,000

Alan Gerson, President and Chief Operating Officer (4)	2007	$250,000	$-	$151,477		$18,600	$420,077
	2006	$127,918	$-	$335,097		$-	$463,015

Victor Brodsky, Vice President and Chief Financial Officer and Secretary	2007	$172,500	$-	$40,895		$-	$213,395
	2006	$172,500	$-	$49,559		$-	$222,059

(1)

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

(2)

Each item of annual compensation and perquisites, in the aggregate, in the All Other column did not exceed $10,000, except for amounts paid to Mr. Gerson, and included in the table, in lieu of Company-provided health benefits.

(3)

Nancy Duitch assumed the position of CEO on June 13, 2006, upon the resignation of Jeffery S. Edell as Co-CEO.

(4)

Alan Gerson was appointed President and Chief Operating Officer on July l8, 2006. His salary for 2006 is the pro-rated portion of his annual salary of $250,000. Mr. Gerson resigned his positions as President and Chief Operating Officer and director on March 15, 2008.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning stock option awards granted during the years ended December 31, 2007 and 2006 to our named executive officers.

OPTION AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Alan Gerson (1)	200,000	-	-	$0.52	July 27, 2011
Alan Gerson (2)	431,111	368,889	368,889	$0.52	July 27, 2011
Victor Brodsky (3)	62,500	87,500	87,500	$0.60	July 27, 2016
Victor Brodsky (4)	25,000	75,000	75,000	$0.43	December 17, 2017

1.

Option vested at grant date.

2.

Option vests monthly over a 30 month period.

3.

Option vests quarterly over a three year period.

4.

Option vests monthly over a two year period.

Employment Agreements

Chief Executive Officer:

Nancy Duitch’s employment agreement with the Company (the “Duitch Employment Agreement”) was for a term of three years that ended March 31, 2008.As in effect for 2007, the Duitch Employment Agreement provides for an annual base salary of $250,000, with an annual upward adjustment of ten (10%) percent that Ms. Duitch waived for fiscal year 2006 and that resulted in a base salary of 275,000 for fiscal 2007.In addition, the Duitch Employment Agreement provides for a performance bonus based on the Company exceeding the following EBITDA targets: $2 million in fiscal 2005; $2.2 million in fiscal 2006; and $2.5 million in fiscal 2007. In July 2007, we and Ms. Duitch entered into an amendment to the Duitch Employment Agreement (the “Amendment”) changing the 2007 EBITDA target to an amount to be determined by the board of directors, and which the board set at $3.2 million. In consideration of her entry into the Amendment, the Company agreed to pay Ms. Duitch$60,000, such amount to be paid at the time of payment of the CEO/President annual performance bonuses for 2007, if any. The Duitch Employment Agreement further provides for a monthly car allowance of $1,000 and health, medical and other benefits as adopted by the Company’s Board of Directors from time to time. In addition, the Duitch Employment agreement includes customary provisions concerning ownership of intellectual property and non-disclosure obligations, but does not include any post-employment non-compete. While the Duitch Agreement also includes various termination and severance provisions, those provisions are no longer in effect in light of termination of the agreement. Ms. Duitch remains employed by the Company on at-will basis at the salary and with the benefits in effect as of the date of termination of her employment agreement and pending negotiation and entry into a successor agreement.

President and Chief Operating Officer:

On July 15, 2006, we entered into an employment agreement with Alan Gerson (the “Gerson Employment Agreement”), subject to the approval of the board of directors. The Gerson Employment Agreement was approved by the board of directors on July 18, 2006, and Mr. Gerson was appointed as President and Chief Operating Officer. On March 15, 2008, we and Mr. Gerson entered into a separation agreement and release (the “Separation

Agreement”) superseding Mr. Gerson’s employment agreement and pursuant to which Mr. Gerson resigned as an officer and director of the Company. The terms of the Separation Agreement are described below.

As in effect for 2007, the Gerson Employment Agreement provides for an annual base salary of $250,000, subject to annual increase by the board of directors during the term based on annual performance reviews. The Gerson Employment Agreement also provides for a performance bonus based on our achievement of certain EBITDA targets, which our board of directors set at $3.2 million for 2007.The Gerson Employment Agreement further provides for a monthly car allowance of $1,000 and health, medical and other benefits as adopted by the Company’s Board of Directors from time to time. In addition, the Gerson Employment agreement includes customary provisions concerning ownership of intellectual property and non-disclosure obligations, but does not include any post-employment non-compete.

Pursuant to the terms of the Gerson Employment Agreement, Mr. Gerson received, as an inducement for his accepting the position of President and Chief Operating Officer, an option to purchase up to 1,000,000 shares of our common stock, with the right to purchase 200,000 shares underlying the option vesting immediately and the remainder vesting ratably over a 30-month period (the “July 2006 Option”).The exercise price of the July 2006 Option is$0.52 and the option is exercisable for a period of five years from the date of grant. Mr. Gerson was also eligible, under his annual bonus plan, to receive grants of options to purchase up to 1,000,000 additional shares at then current market prices subject to achievement of annual performance goals as determined by the board of directors. On March 16, 2007, Mr. Gerson received an option to purchase an additional 200,000 share of Company common stock at $1.05 per share (the “March 2007 Option).On July 10, 2007, we and Mr. Gerson entered into an amendment to the Gerson Employment Agreement (the “Amendment”) restructuring the long-term equity incentive component of Mr. Gerson’s compensation package. Under the terms of the Amendment, in lieu of any additional future option grants, we issued Mr. Gerson a performance (restricted) stock award in the amount of 444,000 shares vesting in three (3) equal installments upon the Company’s achievement of specified EBITDA, market capitalization and/or fair market value of Company common stock milestones (the “July 2007 RSA”).

The Gerson Employment Agreement provides for termination: (i) upon the expiration of three years, (ii) for justifiable cause, (iii) in the event of death or disability, or (iv) upon 60 days written notice of voluntary resignation. The Gerson Employment Agreement further provides that, (i) upon the voluntary resignation of Mr. Gerson with Good Cause, (ii) his termination by us without Justifiable Cause, or (iii) upon termination due to death or Disability (all as defined in the Gerson Employment Agreement), Mr. Gerson shall be entitled to:

(i)

A lump sum payment of his base salary for a period of six months;

(ii)

Any base salary and bonus (prorating the portion of the bonus for the year through the date of termination) accrued prior to the date of termination;

(iii)

Any amounts payable for compensation, accrued vacation, benefits and reimbursements owed and accrued through the date of termination; and

(iv)

Continuation of health and other benefits in effect as of the date of termination for a period of 180 days.

As mentioned above, in March 2008 we entered into the Separation Agreement with Mr. Gerson, which superseded the Gerson Employment Agreement and pursuant to which Mr. Gerson resigned as an officer and director of the Company. The Separation Agreement provides for severance payments to Mr. Gerson equivalent to seven months of salary and benefits payable over seven months in equal semi-monthly installments. In addition, the right to purchase 250,000 shares underlying the July 2006 Option, and 5,555 shares underlying the March 2007 Option, accelerated and vested as of Mr. Gerson’s termination date, and the post-termination period of exercisability of the March 2007 Option was extended to July 18, 2011.The July 2007 RSA remained unvested and the underlying the shares were cancelled.

Director Compensation

In July 2006, our Board approved a compensation plan for non-employee directors (the “2006 DCP”) that was in effect for fiscal year 2007. The 2006 DCP includes both equity and cash compensation and replaced all prior director compensation arrangements.

Equity Awards: Under the 2006 DCP, upon joining the Board each non-employee director owning less than 5% of our outstanding common stock is granted (i) two stock options enabling the purchase, at market price on the date of grant, of up to a total of 39,000 shares of Company common stock,, and (ii) a restricted stock award in the amount of 7,500 shares. The right to purchase 10,000 shares underlying one of the stock options, in the total amount of 30,000 shares, vests immediately, with the balance of such stock option (i.e. the right to purchase 20,000 shares) vesting at the rate of 2,500 shares per quarter beginning at the end of the first quarter following the first anniversary of joining the Board. The other stock option, in the amount of 9,000 underlying shares, and the restricted stock award in the amount of 7,500 shares, each vest quarterly over a period of 3 years. All equity compensation awards provided for by the 2006 DCP are made under, pursuant to and are governed by our 2006 Equity Incentive Plan.

Cash Compensation: Under the 2006 DCP, directors were paid $750 per regularly scheduled Board and Board Committee meeting and for each special meeting thereof in excess of one hour. In addition, the chairman of the Board’s Audit Committee was paid $2,500 for each regularly scheduled Audit Committee meeting. On April 23, 2007, the 2006 DCP was amended to provide for fixed director compensation in the amount $2,500 per quarter in lieu of fees on a per meeting basis.

DIRECTOR COMPENSATION
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Victor Imbimbo	2007	$9,000	$-	$6,667	$15,667

Roger Burlage (1)	2007	$13,750	$-	$-	$13,750

Jeffrey Edell (2)	2007	$8,250	$-	$-	$8,250

Robert Pearson	2007	$-	$-	$-	$-

Alan Edrick	2007	$-	$3,225	$12,870	$16,095

 See note Note 11 to our Consolidated Financial Statements for disclosures relating to assumptions made in the valuation of stock and option awards.

On January 23, 2007, Victor Imbimbo received a fully vested stock option enabling purchase of 10,000 shares of the Company’s common stock at an exercise price of $0.75 per share, valued at $6,667 in accordance with FAS 123R.This grant was made outside the 2006 DCP in recognition of Mr. Imbimbo’s efforts, contributions and dedication to the Company during transition of our former co-CEO out of the Company and our contemporaneous efforts to raise capital in June and July of 2006.

On December 17, 2007, pursuant to the 2006 DCP, Alan Edrick was granted stock options to purchase a total of 39,000 shares of the Company’s common stock at an exercise price of $0.43 per share, valued at $12,870 in accordance with FAS 123R. On December 17, 2007, Alan Edrick was also issued a restricted stock award in the amount of 7,500 shares of the Company’s common stock valued at $3,225 in accordance with FAS 123R.

(1) Mr. Burlage, Chairman of the Company’s Audit Committee, resigned as a director on November 13, 2007, and was replaced by Robert Pearson.

(2) Mr. Edell resigned as a director on December 17, 2007, and was replaced by Alan Edrick.

In March 2008, our Board approved a new compensation plan for non-employee directors (the “2008 DCP”) that replaces the 2006 DCP. The 2008 DCP, like the 2006 DCP, includes cash and equity-based compensation.

Equity Awards: Under the 2008 DCP, each non-employee director will receive (i) a stock option enabling the purchase, at market price on the date of grant, of up to 60,000 shares of Company common stock, and (ii) a restricted stock award in the amount of 40,000 shares of common stock. In addition, the chairmen of the Board’s Audit and Compensation Committees shall receive an additional stock option enabling the purchase, at market price on the date of grant, of 25,000 and 12,500 shares of common stock respectively. All equity compensation awards shall vest ratably over the course of the expected term for which a director has been elected and shall be made under, pursuant to and be governed by our 2006 Equity Incentive Plan.

Cash Compensation: Under the 2008 DCP, directors shall be paid a fixed fee of $3,750 per quarter (or $15,000 on an annual basis) and $1,250 per Board meeting. In addition, the chairmen of the Board’s Audit and Compensation Committees shall be paid $1,250 per quarter ($5,000 on an annual basis) for service in such capacities and each Committee Member shall be paid $1,000 for each Committee meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information as to each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors and all of our officers and directors as a group. Except where specifically noted, each person listed in the table has sole voting and investment power with respect to the shares listed, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2008. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Shares of Common Stock	Percent of Class(1)
Nancy Duitch*(2)	4,623,543	15.8%
Victor Brodsky*(3)	472,214	1.6%
Victor Imbimbo* (4)	131,750	0.4%
Robert C. Pearson* (5)	-	0.0%
Alan Edrick* (6)	18,250	0.1%
Jeffrey S. Edell (7)	3,852,957	13.2%
Alan Gerson* (8)	1,023,332	3.4%
Nu Valu, Inc. (9)	3,282,900	11.2%
Renn Capital Group, Inc. Managed Funds (10)	13,333,334	37.1%
Gottbetter Capital Finance, LLC (Gottbetter) (11) and	1,943,070	6.1%
Gottbetter Capital Master, Ltd. (Gottbetter) (12)	4,943,070	14.3%
Total Gottbetter (11) (12)	1,536,000	4.9%
Executive officers and
Directors as a group (5 persons) (13)	5,245,757	20.7%

* The address of the indicated individual is c/o Vertical Branding, Inc., 16000 Ventura Blvd., Suite 301, Encino, California 91436.

(1) Based on 29,243,263 shares of common stock outstanding on March 31, 2008.

(2) Includes shares beneficially owned by the Duitch Family Trust.

(3) Includes conversion of preferred stock, options and warrants to purchase 273,611 shares exercisable within 60 days of March 31, 2008.

(4) .Includes conversion of preferred stock, options and warrants to purchase 114,250 shares exercisable within 60 days of March 31, 2008.

(5) Robert Pearson is an executive officer of RENN Capital Group, Inc. which serves as the investment adviser to the funds identified in note 12 below. Mr. Pearson disclaims beneficial ownership of the shares held by the funds advised by Renn Capital Group, Inc.

 (6) Consists solely of options to purchase shares exercisable within 60 days of March 31, 2008

(7) Includes shares beneficially owned by the Edell Family Trust. The address of Jeffrey S. Edell is 5244 Bridgetown Place, Westlake Village, CA 91362.

 (8)Consists solely of options to purchase shares exercisable within 60 days of March 31, 2008. On March 15, 2008, Alan Gerson resigned his positions as President and Chief Operating Officer and director.

 (9) The name and address of the person who has voting or investment control over the securities owned by New Valu, Inc. is Burton Koffman, 300 Plaza Drive, Vestal, NY 13850.

 (10) Consists of 6,666,667 shares of common stock and 6,666,667 shares issuable upon exercise of warrants. RCG is the investment advisor for four funds that own the stock. RCG has voting and disposition power pursuant to investment advisory agreements with the funds. Premier RENN US Emerging Fund Limited owns 1,250,000 shares of common stock and 1,250,000 shares issuable upon exercise of warrants. Renaissance Capital Growth & Income Fund, III owns 1,666,667 shares of common stock and 1,666,667 shares issuable upon exercise of warrants. Renaissance US Growth Investment Trust PLC owns 2,500,000 shares of common stock and 2,500,000 shares issuable upon exercise of warrants. US Special Opportunities Trust PLC owns 1,250,000 shares of common stock and 1,250,000 shares issuable upon exercise of warrants. The name and address of the person who has voting or investment control over the securities is Russell Cleveland, 8080 N. Central Expressway, Suite 210, LB-59, Dallas, TX 75206.

 (11) Consists of 1,943,070 shares issuable upon conversion of debt at the lowest conversion price of $.69 per share. However, the debenture by its terms cannot be converted to the extent that the holder’s and its affiliates’ total ownership in the Company would exceed 4.99% of the Company’s outstanding common stock (the “Maximum Percentage”); provided however, that the Maximum Percentage may be increased to a number not in excess of 19.99% effective upon the expiration of sixty (60) days after holder’s provision of written notice thereof. Therefore, as of March 31, 2008, Gottbetter Capital Finance LLC (“GCF”) and its affiliates (including GCM, defined in note 10 below) can own no more than 1,536,000 shares of the Company’s common stock. The name and address of the person who has voting or investment control over the securities owned by GCF is Adam Gottbetter, 488 Madison Ave., 12th Floor, New York, NY 10018.

(12) Consists of 3,000,000 shares issuable upon exercise of warrants and 1,943,070 shares issuable upon conversion of debt at the lowest conversion rate of$.69 per share. However, the debenture and the warrants, by their terms, cannot be converted or exercised to the extent that the holders’ and their’ affiliates’ total ownership in the Company would exceed the Maximum Percentage. Gottbetter Capital Master, Ltd. (“GCM) is an assignee and affiliate of GFC. Therefore, as of March 31, 2008, GFC and its affiliates (including GCM) can own no more than 1,536,000 shares of the Company’s common stock. GCM is managed by Gottbetter Capital Management, LP. Mr. Adam Gottbetter also has voting and investment control over that entity and ultimately GCM.

(13) Assumes conversion of preferred stock, options and warrants to purchase 398,611 shares exercisable within 60 days of March 31, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Related Party Transactions

None.

Director Independence

See subheading “Meetings and Committees of the Board of Directors; Director Independence” under Item 9 – Directors, Executive Officers and Corporate Governance above.

ITEM 13. EXHIBITS

Index to Exhibits

Exhibit No.	Exhibit	Method of Filing

3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

3.3	Form of Certificate of Determination of Series A Preferred.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

3.4	1st Amendment to Amended Certificate of Incorporation dated October 30, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 2, 2006.

3.5	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 1, 2008.

4.1	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.2	Form of MFC Development Corp. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.3	Form of Bridge Loan Warrant August 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

4.4	Form of Bridge Loan Warrant October 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

4.5	Registration Rights Agreement dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

4.6	Warrant, dated as of July 31, 2006, by the Company for the benefit of Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

4.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed February 2, 2007

4.8

Form of Registration Rights Agreement, dated November 13, 2007, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited.

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

4.9	Form of Agreement re Redemption of Convertible Notes, dated November 13, 2007, by and between the Company and Gottbetter Capital Finance, LLC	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007.
4.10	Form of Amendment to Registration Rights Agreement, dated August 27, 2007, by and between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed November 19, 2007.

4.11

Amendment 1 to Registration Rights Agreement, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited..

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2008.

10.1	Employment Agreement dated as of April 1, 2004 of Jeffrey S. Edell.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.2	Employment Agreement dated as of April 1, 2004 of Nancy Duitch.	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.3	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement by Gateway Granby, LLC as mortgagor and CMR Mortgage Fund II, LLC as mortgagee.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.4	Pledge and Security Agreement by the Company to Lestar Partners, LLC as nominee and escrow agent for the other Class A members of Gateway Granby, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.5	Employment Agreement dated as of July 15, 2006 of Alan Gerson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2006.

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

10.7	Securities Purchase Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.8	Senior Secured Convertible Promissory Note, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.9	Security Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.
10.10	Transition Services Agreement Jeffrey Edell dated June 2006.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.11	Asset Purchase Agreement June 22, 2006 by and between the Company and Adsouth Partners, Inc., Adsouth, Inc., and Dermafresh, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.12	Convertible Note dated August 1, 2006 between the Company and Adsouth Partners, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.13	Option Agreement by and between Adsouth Partners, Inc. and the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.14	Office Lease as of July 20, 2006 by and between Arden Realty Finance IV, LLC and Worldwide Excellence, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006.

10.15	Promissory Note dated December 8, 1997 (Granby).	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.16	Form of Series A Bond of Medical Financial Corp.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.17	Form of Series B Bond of Medical Financial Corp.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.18	Form of Non-statutory Option Agreement	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.19	Form of Consultant Warrant.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.20	Consulting Agreement of RB&AJ Associated Holdings dated June 27, 2006.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.21	Demand Promissory Note.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.22	Acquisition Agreement dated July 29, 2005 by and between the Company and World Wide Excellence, Inc.	Incorporated by reference to Exhibit 9.01 to the Company’s Current Report on Form 8-K filed August 3, 2005.
10.23	Promissory Note by Gateway Granby, LLC as maker and CMR Mortgage Fund II, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.24	Demand Note between Adsouth Partners, Inc. and HDK Funding dated December 20, 2005	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.25	Consulting Agreement of Castlebridge Enterprises datedJune 15, 2005	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.26	Senior Secured Convertible Promissory Note, dated as of September 18, 2006, by and between the Company and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2006.

10.27	Account Transfer and Purchase Agreement, dated as July 13, 2006, by and between Marquette Commercial Finance, Inc. and Adsouth Marketing, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.28	Limited Guaranty, dated July 13, 2006, by and between the Company and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.29	Limited Guaranty, dated November 8, 2006, by and among Nancy Duitch, Alan Gerson and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.30	Release of Security Interest and Subordination Agreement, dated October 17, 2006, by and between Marquette Commercial Finance, Inc. and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.31	Joint Marketing Agreement, dated as of September 19, 2006, by and among the Company, Red Chip Companies, Inc. and Aurelius Consulting Group	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2006.

10.32	Receivables Purchase Agreement, dated November 9, 2006, by and between the Company and Monterey FinancialServices, Inc.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 9, 2007.

10.33	Loan and Security Agreement entered June 4, 2007 by and between Adsouth Marketing, LLC, Worldwide Excellence, Inc. and Subsidiaries, and BFI Business Finance	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.34	General Continuing Guaranty entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.35	Security Agreement entered June 4, 2007 by and between Vertical Branding, Inc., and BFI Business Finance.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.36	Amendment 1 to Duitch Employment Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.37	Amendment 1 to Gerson Employment Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.38

Form of Securities Purchase Agreement, dated as of November 13, 2007, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

10.39	Form of Warrant, dated as of November 13, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

10.40	Separation Agreement and Release dated as of March 15, 2008 with Alan Gerson	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 9, 2007.

21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Fees for professional services rendered by Holtz Rubenstein Reminick LLP (“HRR”) in connection with the audits of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and reviews of the Company Forms 10-QSB during the fiscal years ended December 31, 2007 and 2006 were as follows:

Services Provided	2007	2006

Audit fees (current year)	$139,000	$112,000
Audit fees (prior year)	59,000	12,000
Audit related fees	-	-
Tax fees	-	-
All other fees	54,000	21,000
Total	$252,000	$145,000

Audit Fees (current year). The aggregate fees billed for the years ended December 31, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Fees (prior year). The aggregate fees billed during the years ended December 31, 2007 and 2006 were for additional fees for the audits of our financial statements for the years ended December 31, 2006 and 2005.

All Other Fees. For the year ended December 31, 2007 and 2006, fees were billed for services related to the reviews of Form 8K filings, Registration Statement filed on Form SB-2, subsequent amendments filed on Form SB-2A, review of SEC comment letters related to the SB-2 filing, and review of SEC comment letters related to the 10-KSB for the year ended December 31, 2006.

Approval Policies and Procedures. We have implemented pre-approval policies and procedures related to the provision of audit services and an approval policy for non-audit services. Under these procedures, our audit committee pre-approves the audit services to be provided by our auditors and the estimated fees related to these services. The chairman of the audit committee approves non-audit services and the related fees after they have been provided by our auditors. All fees set forth in the table above have been approved by the audit committee or the chairman of the audit committee when required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)2 of the Securities Exchange Act of 1934 as amended, the Registrant has duly cause this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2008.

VERTICAL BRANDING, INC.

/s/ VICTOR BRODSKY
Victor Brodsky
Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ NANCY DUITCH	April 15, 2008
Nancy Duitch
Director (Chief Executive Officer)

/s/ VICTOR IMBIMBO	April 15, 2008
Victor Imbimbo
Director

/s/ ROBERT PEARSON	April 15, 2008
Robert Pearson
Director

/s/ ALAN EDRICK	April 15, 2008
Alan Edrick
Director