Form 10-Q
period 2008-03-31
VERTICAL BRANDING, INC.
filed 2008-05-15
CIK 1125532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 0-31667

VERTICAL BRANDING, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3579974 (I.R.S. Employer Identification Number)

16000 Ventura Blvd, Suite 301
Encino, California 91436
(Address of principal executive offices)

(818) 926-4900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2008, there were 29,642,264 shares of the registrant’s common stock outstanding.

VERTICAL BRANDING, INC.

INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

3

Condensed Consolidated Balance Sheets at December 31, 2007 and
March 31, 2008 (Unaudited)

3

Condensed Consolidated Statements Of Operations for the three months ended
March 31, 2007 (Unaudited) and 2008 (Unaudited)

4

Condensed Consolidated Statement Of Stockholders’ Equityfor the three months ended March 31, 2008 (Unaudited)

5

Condensed Consolidated Statements Of Cash Flows for the three months ended
March 31, 2007 (Unaudited) and 2008 (Unaudited)

6

Notes To Condensed Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

16

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

20

Item 4.

Controls And Procedures

20

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 1a.

Risk Factors

22

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

22

Item 3.

Defaults Upon Senior Securities

23

Item 4.

Submission Of Matters To A Vote Of Security Holders

23

Item 6.

Exhibits

23

Signature

29

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$489	$30
Accounts receivable, net	3,689	3,387
Inventories	2,896	3,182
Infomercial production costs	392	621
Prepaid expenses and other current assets	666	869
Total current assets	8,132	8,089
Property and equipment, net	362	381
Office building, net	3,949	3,987
Deferred costs, net	488	575
Retail distribution network, net	1,669	1,719
Goodwill	1,842	1,842
Other	574	554
Total assets	$17,016	$17,147

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$3,150	$1,651
Current portion of long-term debt	2,094	1,540
Accounts payable and accrued expenses	4,402	4,587
Other current liabilities	80	67
Total current liabilities	9,726	7,845
Long-term debt	3,886	4,451
Total liabilities	13,612	12,296

Minority voting interest in subsidiary	490	528

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value; Authorized - 2,000,000 shares;
Issued and outstanding - 900,000 shares Series A at
March 31, 2008 and 912,500 shares at December 31, 2007	1	1
Common stock - $.001 par value; Authorized - 100,000,000 shares;
Issued and outstanding - 29,243,263 shares at March 31, 2008, and 29,642,264 shares at December 31, 2007
	29	30
Additional paid-in capital	14,564	15,031
Deferred compensation	(322)	(954)
Accumulated deficit	(11,358)	(9,785)
Total stockholders' equity	2,914	4,323
Total liabilities and stockholders' equity	$17,016	$17,147

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts and per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Consumer products	$8,121	$12,665
Real estate activities	147	150
Total revenues	8,268	12,815
Cost of sales	3,410	3,985
Gross profit	4,858	8,830

Operating expenses
Selling	3,925	6,129
General and administrative	2,010	1,608
Depreciation and amortization	319	273
Total operating expenses	6,254	8,010

(Loss) income from operations	(1,396)	820

Other income (expense):
Interest expense, net	(224)	(354)
Minority interest	53	45
(Loss) income from operations before provision for income taxes	(1,567)	511
Provision for income taxes	5	19
Net (loss) income	(1,572)	492
Preferred stock dividends	45	53
Net (loss) income applicable to common stockholders	$(1,617)	$439

Basic and diluted (loss) earnings per common share	$(0.05)	$0.02

Weighted average shares used in computation of basic (loss) earnings per common share
	29,586,000	21,683,000

Weighted average shares used in computation of diluted (loss) earnings per common share
	29,586,000	31,444,000

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING , INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share amounts)
(Unaudited)

					Additional Paid-In Capital			Total Stock- holders' Equity
	Preferred Stock		Common Stock			Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	912,500	$1	29,642,264	$30	$15,031	$(954)	$(9,785)	$4,323
Stock issued pursuant to exercise of stock grants	—	—	19,999	—	9	(9)	—	—
Preferred stock dividend	—	—	—	—	—	—	(1)	(1)
Conversion of preferred stock	(12,500)	—	25,000	—	—	—	—	—
Forfeiture of unvested stock grants	—	—	(444,000)	(1)	(324)	(325)	—	—
Forfeiture of unvested stock options	—	—	—	—	(125)	(125)	—	—
Costs of common stock issuance	—	—	—	—	(27)	—		(27)
Amortization of deferred compensation	—	—	—	—	—	—		191
Net loss	—	—	—	—	—	—	(1,572)	(1,572)
Balance, March 31, 2008	900,000	$1	29,243,263	$29	$14,564	$(322)	$(11,358)	$2,914

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,572)	$492
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	319	273
Bad debts	125	171
Minority interest in net loss of subsidiary	(53)	(46)
Equity based compensation	191	162
Changes in operating assets and liabilities:
Accounts receivable	(427)	(878)
Inventories	286	619
Prepaid expenses and other current assets	203	234
Additions to real estate assets	(15)	—
Other assets	(24)	—
Infomercial production costs	229	(27)
Accounts payable, accrued expenses and taxes	(185)	(747)
Other current liabilities	13	(35)
Net cash (used in) provided by operating activities	(910)	218

Cash flows from investing activities:
Capital expenditures and intangible assets	(20)	(28)
Net cash used in investing activities	(20)	(28)

Cash flows from financing activities:
Proceeds from notes and loans payable	5,736	—
Principal payments on notes and loans payable	(4,322)	(103)
Due from factor	—	(160)
Contribution from minority interest	15	13
Other	(40)	(31)
Net cash provided by (used in) financing activities	1,389	(281)

Net increase (decrease) in cash and cash equivalents	$459	$(91)
Cash and cash equivalents, beginning of period	30	105
Cash and cash equivalents, end of period	$489	$14

Additional cash flow information:
Interest paid	$218	$308
Income taxes paid	$4	$15

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Vertical Branding, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

Certain prior year balances were reclassified to conform to the current year’s presentation.

Business Activities of the Company

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

Revenues in the consumer products business consists of direct to consumer transactional marketing sales and sales to major retail chains, also referred to as retail distribution sales. The Company’s transactional marketing sales are conducted through WWE and its affiliates. WWE is a consumer product branding company specializing in personal care and fitness, beauty and home consumer products. Typically, WWE obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the Internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers. On certain of WWE products, a long term annuity stream of revenue is established through what WWE refers to as “Continuity” programs. Through WWE’s Continuity programs, customers repurchase a particular product monthly or bi-monthly, thus maximizing the initial media investment to acquire that particular customer.

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

The Company’s real estate business is conducted through two of VBI’s subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”), holds a mortgage on a real estate parcel. The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The Company entered into an irrevocable proxy

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

Per Share Computations

Basic and diluted (loss) earnings per common share is calculated by dividing net income allocated to common stock by the weighted average common shares outstanding during the period. In accordance with FAS 128, “Earnings per Share”, the weighted average number of shares of common stock used in the calculation of diluted earnings per share is adjusted for the dilutive effects of potential common shares including, (i) the assumed exercise of stock options and warrants based on the treasury stock method, and (ii) the assumed conversion of convertible notes and convertible preferred stock. Assumed exercise or conversion of potential common shares is included only if the exercise price and the conversion price exceeds the weighted average market price for the period, and that the entity records earnings from continuing operations, as the inclusion of such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations. Potential common shares for the periods presented consist of the following:

	As of
	March 31,
	2008	2007
Convertible preferred stock	1,800,000	2,012,418
Convertible debt	4,211,140	8,720,145
Warrants	12,325,667	5,544,000
Options	2,464,782	2,324,275
Total	20,801,589	18,600,838

During the three months ended March 31, 2008, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

For the three months ended March 31, 2007, a portion of potential common shares were dilutive and 8,840,323 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per share common share to dilutive earnings per common share (in thousands, except per share data):

		Weighted Average Shares Outstanding	Net Income per Share

	Net Income
Three months ended March 31, 2007
Basic earnings per common share attributable to common shareholders	$438	21,683	$0.02
Assumed conversion of potential shares of
common stock using treasury stock method	$142	9,761
Diluted earnings per common share	$580	31,444	$0.02

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Major product lines in the consumer products division, which are in excess of 10% of net revenues are as follows:

	Three months ended
	March 31,
	2008	2007
Product line A	31.5%	—
Product line B	23.3%	75.5%
Product line C	13.6%	—
Product line D	11.4%	—

Major customers in the consumer products division, which are in excess of 10% of net revenues are as follows:

	Three months ended
	March 31,
	2008	2007
Customer A	10.5%	11.1%
Customer B	12.1%	—

Effects of New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its financial statements.

2.

Office Building

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC. (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”). The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. Under the first mortgage, the outstanding principle balance at March 31, 2008 was approximately $1,948,000.

In November 2005, the Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Office Building consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Building	$3,647	$3,647
Building improvements	273	273
Land	334	334
Land improvements	63	63
Equipment	74	59
	4,391	4,376
Accumulated depreciation	(442)	(389)
Office building, net	$3,949	$3,987

Depreciation expense of the East Granby property for the three months ended March 31, 2008 and 2007 was approximately $53,000 and $47,000, respectively.

3.

Retail Distribution Network

A portion of the total cost of the retail distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to this intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the acquired retail store distribution network. Amortization of retail distribution network for the three months ended March 31, 2008 and 2007 totaled approximately $50,000 and $52,000, respectively.

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

4.

Goodwill

Goodwill represents acquisition costs in excess of the net assets acquired in connection with: (i) the reverse merger on November 29, 2005 “Merger Goodwill”, and (ii) the acquisition of the Retail Distribution business acquired on August 1, 2006 “Retail Distribution Goodwill”. The excess of the costs over the assets acquired in connection with the reverse merger are related to the benefits WWE derived from VBI being a publicly traded company with operations, assets and history. These benefits include the ability to use publicly traded equity for financing, acquisitions and the use of stock-based compensation. The excess of the costs over the net assets acquired in connection with the acquisition of the Retail Distribution business acquired on August 1, 2006 is a result of the Company’s final determination, during the quarter ended September 30, 2007, of the value of the assets acquired and liabilities assumed from Adsouth Partners, Inc.

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

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.

Borrowings

Line of Credit

In June 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”). Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. VBI has guaranteed ASM’s obligations under the BFI Agreement. As of March 31, 2008, approximately $3,150,000 was outstanding under the credit line.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
10% Secured convertible notes	$2,682	$2,682
Less unamortized note discount	(167)	(198)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(228)	(270)
Note payable	320	356
First mortgage payable, office building	1,948	1,971
Second mortgage payable, office building	1,100	1,100
Series A Bonds	300	300
Series B Bonds	25	50
	5,980	5,991
Less current maturities	(2,094)	(1,540)
Long-term portion of debt	$3,886	$4,451

Aggregate maturities of long-term debt at March 31, 2008 is as follows (in thousands):

Year ending December 31,
2008 (remaining nine months)	$1,748
2009	2,849
2010	105
2011	112
2012	119
2013	127
2014 and thereafter	1,315
Total principal payments	6,375
Less unamortized note discount	(167)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(228)
Total debt	$5,980

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.

Stockholders’ Equity

Preferred Stock

During the three months ended March 31, 2008, one Series A preferred stockholder converted 12,500 shares of Series A preferred stock into 25,000 shares of common stock. As of March 31, 2008, there were 900,000 shares of Series A Convertible Preferred Stock outstanding.

Stock-based Compensation

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

In accordance with SFAS No. 123(R) “Share-Based Payment”, the Company's results from operations for the three months ended March 31, 2008 and 2007 include share-based compensation expense totaling approximately $191,000 and $162,000, respectively. All share-based compensation expense is included in general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

As of March 31, 2008, there was approximately $259,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Shares Reserved for Future Issuances

As of March 31, 2008, there were outstanding options convertible into 2,464,782 shares of common stock, warrants convertible into 12,325,667 shares of common stock, 900,000 shares of Series A preferred stock convertible into 1,800,000 shares of common stock, and debentures that are convertible into 4,211,140 shares of common stock. In addition, under an employment agreement, options to purchase 250,000 shares of common stock may be granted through April 2017 if certain performance goals are met. If the performance goals are met, and the Company issues the additional options, and the options are earned, there will be 1,778,701 shares available to grant under the 2006 Plan.

7.

Income Taxes

The provision for income taxes consists entirely of various state franchise taxes and limited liability company fees. VBI has net operating loss ("NOL") carry-forwards for Federal purposes as follows (in thousands):

Tax period		Net Operating Loss ("NOL")	Annual limitation	Expiration
Pre-merger NOL subject to annual limitation		$6,177	$308	December 31, 2025
	2006	2,306	—	December 31, 2026
	2007	2,185	—	December 31, 2027
		$10,668

The Company’s taxable loss for the three months ended March 31, 2008 was approximately $1,556,000. The Company has established a 100% valuation allowance against Federal NOL carry-forwards due to the history of losses.

8.

Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) consumer product sales, (2)

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.

Business Segment Information (continued):

real estate, and (3) other, which is comprised of corporate overhead not allocated to a segment. The consumer products business operates from the Company’s offices in Encino, California and Boca Raton, Florida. The real estate segment operates in New York and Connecticut from an office in New Rochelle, New York.

Total revenue from external customers by similar product and service groups for each business segment follows (in thousands):

	Consumer Products	Real Estate
			Other	Total
Three months ended March 31, 2008:
Housewares	$7,301	$—	$—	$7,301
Beauty products	584	—	—	584
Fitness	—	—	—	—
Other income	236	—	—	236
Rental income	—	147	—	147
Total revenue from external customers	$8,121	$147	$—	$8,268

Three months ended March 31, 2007:
Housewares	$10,967	$—	$—	$10,967
Beauty products	1,540	—	—	1,540
Fitness	5	—	—	5
Other income	153	—	—	153
Rental income	—	144	—	144
Interest from mortgages	—	6	—	6
Total revenue from external customers	$12,665	$150	$—	$12,815

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.

Business Segment Information (continued):

Business segment information as of March 31, 2008 and for the three months ended March 31, 2008 follows (in thousands):

		Real Estate
	Consumer Products
			Other	Total
Three months ended March 31, 2008:
Revenues	$8,121	$147	$—	$8,268
Cost of sales	3,410	—	—	3,410
Gross profit	4,711	147	—	4,858

Operating expenses:
Selling	3,925	—	—	3,925
General and administrative	886	108	1,016	2,010
Depreciation and amortization	109	72	138	319
Total operating expenses	4,920	180	1,154	6,254

Loss from operations	(209)	(33)	(1,154)	(1,396)

Other income (expense):
Interest expense, net	(141)	(72)	(11)	(224)
Minority voting interest in net loss of subsidiary	—	53	—	53

Loss from operations before provision for income taxes	(350)	(52)	(1,165)	(1,567)
Provision for income taxes	1	—	4	5

Net loss	$(351)	$(52)	$(1,169)	$(1,572)

Balance Sheet Data as of March 31, 2008:
Current Assets	$7,793	$48	$291	$8,132
Office building, net	—	3,949	—	3,949
Other assets	4,062	528	345	4,935
Total assets	$11,855	$4,525	$636	$17,016

Capital expenditures	$19	$—	$1	$20

VERTICAL BRANDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.

Business Segment Information (continued):

Business segment information as of March 31, 2007 and for the three months ended March 31, 2007 follows (in thousands):

		Real Estate
	Consumer Products
			Other	Total
Three months ended March 31, 2007:
Revenues	$12,665	$150	$—	$12,815
Cost of sales	3,985	—	—	3,985
Gross profit	8,680	150	—	8,830

Operating expenses:
Selling	6,129	—	—	6,129
General and administrative	861	105	642	1,608
Depreciation and amortization	83	66	124	273
Total operating expenses	7,073	171	766	8,010

Income (loss) from operations	1,607	(21)	(766)	820

Other income (expense):
Interest expense, net	(273)	(71)	(10)	(354)
Minority voting interest in net loss of subsidiary	—	45	—	45

Incone (loss) from operations before provision for income taxes	1,334	(47)	(776)	511
Provision for income taxes	11	1	7	19

Net income (loss)	$1,323	$(48)	$(783)	$492

Balance Sheet Data as of March 31, 2007:
Current Assets	$7,470	$55	$260	$7,785
Office building, net	—	4,118	—	4,118
Other assets	4,545	603	487	5,635
Total assets	$12,015	$4,776	$747	$17,538

Capital expenditures	$28	$—	$—	$28

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2007 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months ended March 31, 2008 and 2007. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-KSB for the year ended December 31, 2007.

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

Our ultimate goal is to leverage product and brand awareness generated from transactional marketing into wholesale sales of our products to resellers, which include national retail and drugstore chains as well as home shopping channels, catalog publishers and international distributors. In addition, based on results achieved and relationships established through this channel, we have begun developing, licensing and selling products that are intended for retail distribution only, a trend we expect to continue through 2008. We currently have products placed with many of the nation’s largest retail outlets, including WalMart, Target, Costco and Bed Bath and Beyond, as well the nation’s major drug chains such as CVS, Walgreens and RiteAid.

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

Due to changes in the way we viewed and used transactional marketing in the latter part of 2007 and going forward, we made the decision to present transactional marketing and retail distribution as a comprehensive consumer products segment. This change arose from developments in our business and the marketplace in which we operate. We believe that our transactional marketing efforts support sales in our other channels of distribution, operating synergistically as opposed to independently. Furthermore, increasing costs of television media have made it more and more difficult to conduct profitable transactional marketing campaigns, causing us to concentrate on further developing wholesale channels of distribution where we experience lower gross margins but higher net margins. For this and other reasons, our wholesale sales, in particular to our retail store accounts, have become an increasing percentage of overall sales, which we expect will continue through 2008. Direct sales to consumers through transactional marketing remains a significant source of revenue as well as a very important part of our business strategy, but one that we increasingly view more as a method of advertising our consumer products generally as opposed to a stand-alone segment.

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

Critical Accounting Policies

Management's discussion and analysis of its financial position and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Our critical accounting policies are detailed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Effects of New Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 — “Condensed Consolidated Financial Statements — Notes to Condensed Consolidated Financial Statements.”

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenues and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2008	2007	$	%
Net revenue	$8,121	$12,665	$(4,544)	(36)%
Cost of sales	3,410	3,985	(575)	(14)%
Gross profit	$4,711	$8,680	$(3,969)	(46)%
Gross profit %	58%	69%

Net Revenues

Net revenues from consumer product sales for the three months ended March 31, 2008 (“2008”) was approximately $8.1 million, a decrease of $4.6 million, or 36%, compared to net revenue for the three months ended March 31, 2007 (“2007”) of approximately $12.7 million. The decrease in revenues during 2008 was attributable to a $7.7 million decrease in sales of Hercules Hook, due to the maturity of this product and a reduction in its marketing campaign. This reduction was partially offset by: (i) the 2008 product launches of MyPlace and SteamBuddy, which contributed $1.3 million in revenues, and (ii) an increase in revenues of $2.7 million from the 2007 product launches of ZorbEEZ and EZ Foldz.

Gross Profit

Gross profit in 2008 was approximately $4.7 million, which represents a decrease of $4.0 million, or 46%, compared to gross profit in 2007. The decrease in gross profit in 2008 was due to both a decrease in net revenues and a decrease in gross margin percentage. The gross margin was 58% in 2008, compared to 69% in 2007. The decrease in gross margin in 2008 was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry a lower gross margin. In addition, due the bankruptcy of one of our third party fulfillment centers, we incurred higher fulfillment costs beginning in the fourth quarter of 2007 and continuing through the first quarter of 2008, when our new fulfillment center initially charged us higher rates.

Real Estate

Revenue was approximately $.15 million in both 2008 and 2007. There has been no change in the occupancy of the office building we own and operate in East Granby, Connecticut.

Operating Expenses

The following table summarizes our changes in operating expenses (in thousands) for the periods indicated:

	Three months ended
	March 31,
			Change
	2008	2007	$	%
Selling	$3,925	$6,129	$(2,204)	(36)%

General and administrative:
Consumer products	886	861	25	3%
Real estate	108	105	3	3%
Corporate expenses	1,016	642	374	58%
Total general and administrative	2,010	1,608	402	25%

Selling Expenses

Consumer Products

Selling expenses in 2008 were approximately $3.9 million, a decrease of $2.2 million, or 36%, compared to selling expenses in 2007 of approximately $6.1 million. The decrease in 2008 was primarily due to a $2.3 million reduction in the Hercules Hook marketing campaign. Selling expense as a percent of revenue remained unchanged at 48% in 2008 and 2007. The primary component of selling expense is the cost of media advertising, which consists of TV, Internet and print. Media expense in 2008 was approximately $2.0 million, which represents a decrease of $1.8 million, compared to media expenses in 2007. The net decrease in 2008 was due the decrease in media spending on Hercules Hook, offset by the launch of SteamBuddy and MyPlace in 2008. We monitor our media spending in relation to consumer acceptance of the product and their willingness to purchase it from our retail distribution customers. In addition to the decrease in the amount of media time that we purchased, our media costs were also affected by an increase in media rates charged by TV stations in 2008 compared to 2007.

General and Administrative Expenses

General and administrative expenses in 2008 were approximately $2.0 million, an increase of $0.4 million, or 25%, compared to approximately $1.6 million in 2007. The increase in 2008 was due to an increase in corporate expenses. Corporate expenses consist primarily of the costs of being a public company and the costs attributable to new business development. The increase in corporate expenses in 2008 consists of an additional: (i) $100,000 of allocated employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development and (ii) $230,000 of severance expenses and accelerated vesting of stock options in connection with the separation agreement with our former President who resigned on March 15, 2008.

Interest Expense

Interest expense in 2008 was $0.2 million compared to $0.3 million in 2007. The $0.1 million decrease in interest expense was primarily due to a reduction in the principal balance of our 10% secured convertible debt.

Provision for Income Taxes

We have recorded a 100% valuation allowance against our current year tax loss and prior years net operating loss carry forwards based on the criteria contained in FAS 109 of the realizability of these deferred tax assets. Notwithstanding management’s view of future profitability, in determining whether or not a valuation allowance is necessary, forecasts of future taxable income are generally not considered sufficient evidence to outweigh a history of losses.

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

In June 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”). Pursuant to the BFI Agreement, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. We have guaranteed ASM’s obligations under the BFI Agreement. As of March 31, 2008, the balance of the line of credit was $3.2 million, which was the maximum amount available under the Borrowing Base.

Loans extended pursuant to the BFI Agreement bear interest at a rate per annum of 2.0% above the greater of (i) the prime rate as reported in the western edition of the Wall Street Journal from time to time or (ii) 6.5%. Interest is payable monthly in arrears and we are required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. We are required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. The BFI Agreement has an initial term of 12 months (the “Basic Term”) expiring in June 2008 and thereafter shall automatically renew for successive 12 months periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement.

On March 31, 2008, we had a working capital deficit of $1.4 million. Based on our anticipated growth, we believe that our cash requirements will increase. We require significant, up-front cash disbursements to operate our business, most notably in connection with the purchase of product inventory.  Our current working capital resources, comprised of our present cash resources and bank lines of credit will be insufficient to fund our operations over the next 12 months. We will seek to fund additional growth by increasing the credit line by using our receivables and inventory as collateral, and by seeking alternate debt or equity financing.   Our failure to raise the necessary additional capital could affect our ability to generate revenue and could require us to scale down some of our operations.

Net cash used by operations in 2008 was $0.9 million, as compared to $0.2 million provided in 2007. The $1.1 million increase in the use of cash in 2008 was due to: (i) a decrease in earnings of $2.0 million, net of adjustments for non-cash-items, and (ii) an inventory decrease in 2008 of $0.3 million compared to a decrease of $0.6 million in 2007. Cash used by operations was offset by cash being provided from: (i) an increase in accounts receivable of $0.4 million in 2008, compared to an increase of $0.9 million in 2007 and (ii) a decrease in accounts payable of $0.2 million in 2008, compared to a decrease of $0.7 million in 2007.

Cash used by investing activities was insignificant for both 2008 and 2007 periods.

Net cash provided by financing activities was $1.4 million in 2008 as compared to $0.3 million used in 2007. The $1.7 million increase in 2008 was primarily due to $1.4 million of net borrowings in 2008 compared to $0.1 million of principal reductions in 2007. The net borrowings in 2008 was a result of the use our credit line in 2008 compared to the factoring agreements utilized in 2007.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of March 31, 2008 (in thousands).

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total Debt (1)	$9,525	$5,540	$2,339	$235	$1,411
Operating Leases	932	781	83	59	9
Total	$10,457	$6,321	$2,422	$294	$1,420

(1)

We have presented the outstanding balance of $3.2 million on our line of credit at March 31, 2008, as due within one year in order to conform to the classification in the accompanying Consolidated Financial Statements. In addition, the amount due within one year includes $1.7 million of principal obligations on our 10% secured convertible note that are payable in monthly installments that do not commence until August 2008.

Off Balance Sheet Arrangements

None.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

(b)

 Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting,.

As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we determined that, as of that date, our internal control over financial reporting was not effective. Our Chief Executive Officer and Chief Financial Officer have concluded that we have a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified significant deficiencies, when aggregated, resulted in a material weakness in our internal control over financial reporting as of December 31, 2007.

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

In order to address the foregoing deficiencies, we began to re-train our staff in the second quarter of 2008 to ensure that deal sheets and changes in terms are approved by management, that sales order entry personnel compare customer purchase orders to deal sheets, and that our accounts receivable personnel review deductions from customers’ payments and compare them to the deal sheets to make sure terms are being followed and deductions are properly approved. With respect to third-party vendor reports, we have implemented and expect to continue to implement site visits, reconciliations and other controls which we believe will remediate this deficiency. Beginning in the second quarter of 2008, our Chief Financial Officer and a tax professional have implemented controls over income tax accounting to ensure that recorded deferred tax assets, net of the valuation allowance, are recoverable.

PART II OTHER INFORMATION

Item 1.

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

Item 1A.

Risk Factors

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued an aggregate of 19,999 shares of common stock valued at $9,000 as stock based compensation to two consultants.

The shares were issued in reliance on upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 6.

Exhibits

Exhibit No.	Exhibit	Method of Filing
3.1	Certificate of Amendment of Certificate of Incorporation dated August 8, 2000.	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 dated September 29, 2000.

3.2	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

3.3	Form of Certificate of Determination of Series A Preferred.	Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

3.4	1st Amendment to Amended Certificate of Incorporation dated October 30, 2006.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 2, 2006.

3.5	Amended and Restated Bylaws.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 1, 2008.

4.1	Form of Worldwide Excellence, Inc. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.2	Form of MFC Development Corp. Warrant, Commencement Date-November 29, 2005.	Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

4.3	Form of Bridge Loan Warrant August 2005.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

4.4	Form of Bridge Loan Warrant October 2005.	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

4.5	Registration Rights Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

4.6	Warrant, dated as of July 31, 2006, by the Company for the benefit of Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

Exhibit No.	Exhibit	Method of Filing
4.7	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed February 2, 2007

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

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2008.

10.1	Employment Agreement dated as of April 1, 2004 of Jeffrey S. Edell.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.2	Employment Agreement dated as of April 1, 2004 of Nancy Duitch.	Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed April 17, 2006.

10.3	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement by Gateway Granby, LLC as mortgagor and CMR Mortgage Fund II, LLC as mortgagee.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.4	Pledge and Security Agreement by the Company to Lestar Partners, LLC as nominee and escrow agent for the other Class A members of Gateway Granby, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 19, 2006.

Exhibit No.	Exhibit	Method of Filing
10.5	Employment Agreement dated as of July 15, 2006 of Alan Gerson.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2006.

10.6	2006 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 2, 2006.

10.7	Securities Purchase Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.8	Senior Secured Convertible Promissory Note, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.9	Security Agreement, dated as of July 31, 2006, between the Company and Gottbetter Capital Finance, LLC.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 2, 2006, filed August 7, 2006.

10.10	Transition Services Agreement Jeffrey Edell dated June 2006.	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed on September 14, 2006.

10.11	Asset Purchase Agreement June 22, 2006 by and between the Company and Adsouth Partners, Inc., Adsouth, Inc., and Dermafresh, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.12	Convertible Note dated August 1, 2006 between the Company and Adsouth Partners, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.13	Option Agreement by and between Adsouth Partners, Inc. and the Company.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 7, 2006, filed August 7, 2006.

10.14	Office Lease as of July 20, 2006 by and between Arden Realty Finance IV, LLC and Worldwide Excellence, Inc.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed August 21, 2006.

10.15	Promissory Note dated December 8, 1997 (Granby).	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.16	Form of Series A Bond of Medical Financial Corp.	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

Exhibit No.	Exhibit	Method of Filing
10.18	Form of Non-statutory Option Agreement	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.19	Form of Consultant Warrant.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.20	Consulting Agreement of RB&AJ Associated Holdings dated June 27, 2006.	Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.21	Demand Promissory Note.	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.22	Acquisition Agreement dated July 29, 2005 by and between the Company and World Wide Excellence, Inc.	Incorporated by reference to Exhibit 9.01 to the Company’s Current Report on Form 8-K filed August 3, 2005.

10.23	Promissory Note by Gateway Granby, LLC as maker and CMR Mortgage Fund II, LLC.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 19, 2006.

10.24	Demand Note between Adsouth Partners, Inc. and HDK Funding dated December 20, 2005	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.25	Consulting Agreement of Castlebridge Enterprises dated June 15, 2005	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.

10.26	Senior Secured Convertible Promissory Note, dated as of September 18, 2006, by and between the Company and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2006.

10.27	Account Transfer and Purchase Agreement, dated as July 13, 2006, by and between Marquette Commercial Finance, Inc. and Adsouth Marketing, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.28	Limited Guaranty, dated July 13, 2006, by and between the Company and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 14, 2006.

10.29	Limited Guaranty, dated November 8, 2006, by and among Nancy Duitch, Alan Gerson and Marquette Commercial Finance, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 14, 2006.

Exhibit No.	Exhibit	Method of Filing
10.30	Release of Security Interest and Subordination Agreement, dated October 17, 2006, by and between Marquette Commercial Finance, Inc. and Gottbetter Capital Master, Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 14, 2006.
10.31	Joint Marketing Agreement, dated as of September 19, 2006, by and among the Company, Red Chip Companies, Inc. and Aurelius Consulting Group	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-QSB filed November 20, 2006.

10.32	Receivables Purchase Agreement, dated November 9, 2006, by and between the Company and Monterey Financial Services, Inc.	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed April 9, 2007.

10.33	Loan and Security Agreement entered June 4, 2007 by and between Adsouth Marketing, LLC, Worldwide Excellence, Inc. and Subsidiaries, and BFI Business Finance	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.34	General Continuing Guaranty entered June 4, 2007 by and between Vertical Branding, Inc. and BFI Business Finance.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.35	Security Agreement entered June 4, 2007 by and between Vertical Branding, Inc., and BFI Business Finance.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 8, 2007.

10.36	Amendment 1 to Duitch Employment Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.37	Amendment 1 to Gerson Employment Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2007.

10.38

Form of Securities Purchase Agreement, dated as of November 13, 2007, by and between the Company and Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Limited.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

10.39	Form of Warrant, dated as of November 13, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007.

10.40	Separation Agreement and Release dated as of March 15, 2008 with Alan Gerson	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2008.

Exhibit No.	Exhibit	Method of Filing
21.1	Subsidiaries of the Company.	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form SB-2 filed September 14, 2006.
31.1
	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL BRANDING, INC.

May 15, 2008	By:	/s/ VICTOR BRODSKY
Victor Brodsky
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)