Form 10-Q
period 2008-06-30
VERTICAL BRANDING, INC.
filed 2008-08-14
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

VERTICAL BRANDING, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	0-31667	13-3579974
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

16000 Ventura Blvd, Suite 301
Encino, California 91436
 (Address of Principal Executive Office) (Zip Code)

(818) 926-4900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 7, 2008, there were 29,702,264 shares of the registrant’s common stock outstanding.

VERTICAL BRANDING, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$475	$30
Accounts receivable, net	5,524	3,387
Inventories	2,384	3,182
Infomercial production costs	414	621
Prepaid expenses and other current assets	585	869
Total current assets	9,382	8,089
Property and equipment, net	351	381
Office building, net	3,901	3,987
Deferred costs, net	440	575
Intangible assets, net	1,619	1,719
Goodwill	1,842	1,842
Other	517	554
Total assets	$18,052	$17,147

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$4,037	$1,651
Current portion of long-term debt	2,858	1,540
Accounts payable and accrued expenses	4,853	4,587
Other current liabilities	79	67
Total current liabilities	11,827	7,845
Long-term debt	3,137	4,451
Total liabilities	14,964	12,296

Minority interest	487	528

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value; Authorized - 2,000,000 shares;
Issued and outstanding - 900,000 shares Series A at
June 30, 2008 and 912,500 shares at December 31, 2007	1	1
Common stock - $.001 par value; Authorized - 100,000,000 shares;
Issued and outstanding - 29,541,596 shares at June 30, 2008,
and 29,642,264 shares at December 31, 2007	29	30
Additional paid-in capital	14,682	15,031
Deferred compensation	(348)	(954)
Accumulated deficit	(11,763)	(9,785)
Total stockholders' equity	2,601	4,323
Total liabilities and stockholders' equity	$18,052	$17,147

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Consumer products	$9,404	$8,437	$17,525	$21,102
Real estate activities	179	174	326	324
Total revenues	9,583	8,611	17,851	21,426
Cost of sales	5,030	2,698	8,440	6,683
Gross profit	4,553	5,913	9,411	14,743

Operating expenses
Selling	2,699	3,509	6,624	9,638
General and administrative	1,699	1,707	3,709	3,315
Depreciation and amortization	315	354	634	627
Total operating expenses	4,713	5,570	10,967	13,580

(Loss) income from operations	(160)	343	(1,556)	1,163

Other income (expense):
Interest expense, net	(245)	(333)	(469)	(687)
Minority interest	37	34	90	79
(Loss) income from operations before provision
for income taxes	(368)	44	(1,935)	555
Provision for income taxes	4	6	9	25
Net (loss) income	(372)	38	(1,944)	530
Preferred stock dividends	46	50	91	103
Net (loss) income applicable to common stockholders	$(418)	$(12)	$(2,035)	$427

Basic and diluted (loss) earnings per common share	$(0.01)	$(0.00)	$(0.07)	$0.02

Weighted average shares used in computation
of basic (loss) earnings per common share	29,378	22,003	29,484	21,844

Weighted average shares used in computation
of diluted (loss) earnings per common share	29,378	22,003	29,484	23,319

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2007	912,500	$1	29,642,264	$30	$15,031	$(954)	$(9,785)	$4,323
Stock compensation expense	––	––	228,332	––	87	(87)	––	––
Issuance of stock options	––	––	––	––	92	(92)	––	––
Common stock issued as payment
for preferred stock dividend	––	––	90,000	––	33	––	(33)	––
Preferred stock dividend	––	––	––	––	––	––	(1)	(1)
Conversion of preferred stock	(12,500)	––	25,000	––	––	––	––	––
Forfeiture of unvested stock grants	––	––	(444,000)	(1)	(324)	325	––	––
Forfeiture of unvested stock options	––	––	––	––	(168)	168	––	––
Costs of common stock issuance	––	––	––	––	(69)	––	––	(69)
Amortization of deferred compensation	––	––	––	––	––	292	––	292
Net loss	––	––	––	––	––	––	(1,944)	(1,944)
Balance, June 30, 2008	900,000	$1	29,541,596	$29	$14,682	$(348)	$(11,763)	$2,601

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,944)	$530
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	634	627
Bad debts	125	222
Minority interest in net loss of subsidiary	(90)	(79)
Equity based compensation	292	280
Changes in operating assets and liabilities:
Accounts receivable	(2,262)	(2,231)
Inventories	798	169
Prepaid expenses and other current assets	284	562
Other assets	(47)	(60)
Infomercial production costs	207	(317)
Accounts payable, accrued expenses and taxes	266	(802)
Other current liabilities	12	(47)
Net cash used in operating activities	(1,725)	(1,146)

Cash flows from investing activities:
Capital expenditures and intangible assets	(52)	(170)
Net cash used in investing activities	(52)	(170)

Cash flows from financing activities:
Proceeds from notes and loans payable	12,046	2,587
Principal payments on notes and loans payable	(9,803)	(1,315)
Due from factor	-	122
Contribution from minority interest	49	53
Other	(70)	(167)
Net cash provided by financing activities	2,222	1,280

Net increase (decrease) in cash and cash equivalents	$445	$(36)
Cash and cash equivalents, beginning of period	30	105
Cash and cash equivalents, end of period	$475	$69

Additional cash flow information:
Interest paid	$470	$650
Income taxes paid	$4	$20

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Vertical Branding, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited  consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

During the fourth quarter of 2007, Vertical Branding (the Company, or VBI) consolidated its transactional marketing and retail distribution business into a single segment called consumer products. This change reflects evolution of the manner in which management views and operates its consumer products business, with transactional marketing activities being used to leverage broader distribution, including traditional retail distribution sales and international sales. As a result of this consolidation, prior periods have been reclassified to conform to the current year’s presentation.

Business Activities of the Company

The Company currently operates two business segments consisting of the consumer products business and the development and rental of real estate in New York and Connecticut.

Revenues in the consumer products business consists of direct to consumer transactional marketing sales and sales to major retail chains, also referred to as retail distribution sales. The Company’s transactional marketing sales and retail distribution sales are also conducted through its affiliates and subsidiaries. The Company is a consumer product branding company specializing in home consumer products.  Typically, the Company obtains the exclusive worldwide marketing, distribution and manufacturing license rights to a particular product from its inventor or a business representative and develops the product brand through marketing campaigns utilizing the internet, television, and print media, ultimately leveraging its retail and international distribution channels for sales directly to consumers or for sales to downstream business customers. On certain of the Company products, a long term annuity stream of revenue is established through what the Company refers to as “Continuity” programs. Through these Continuity programs, customers repurchase a particular product monthly or bi-monthly, thus maximizing the initial media investment to acquire that particular customer.

The Company began its retail distribution sales on August 1, 2006 when it purchased certain assets from Adsouth Partners, Inc., through a newly formed subsidiary, Adsouth Marketing LLC (“ASM”). The Company acquired assets comprising Adsouth's consumer products division and assumed certain liabilities. The Company purchased rights to various consumer products and brands as well as succession to Adsouth’s wholesale and retail distribution channels and relationships.

The Company’s real estate business is conducted through two of its subsidiaries. Yolo Equities Corp., a wholly owned subsidiary (“Yolo”), holds a mortgage on a real estate parcel. The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC (“Granby”) that owns and operates an office building in East Granby, Connecticut. The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres. The Company entered into an irrevocable proxy and agreement with certain members of the limited liability company who are stockholders of VBI, which agreement gives the Company voting and operational control of the limited liability company so long as the Company maintains its ownership interest in the limited liability company. Due to such voting control, Granby is consolidated with VBI, and the minority voting interests are recorded separately.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	As of
	June 30,
	2008	2007
Convertible preferred stock	1,800,000	1,900,000
Convertible debt	4,211,140	8,346,478
Warrants	12,295,667	5,559,000
Options	2,657,282	2,324,275
Total	20,964,089	18,129,753

During the three months and six months ended June 30, 2008, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

For the six months ended June 30, 2007, a portion of potential common shares were dilutive and 12,912,753 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share (in thousands, except per share data):

		Weighted	Net
		Average	Income
	Net	Shares	per
Six months ended June 30, 2007	Income	Outstanding	Share
Basic earnings per common share attributable to common shareholders	$427	21,844	$0.02
Assumed conversion of potential shares of
common stock using treasury stock method	$––	1,475
Diluted earnings per common share	$427	23,319	$0.02

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash, money market mutual funds, commercial paper and trade and notes receivable.

Major product lines in the consumer products division, which are in excess of 10% of net revenues are presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Product line A	10.2%	19.2%	20.1%	10.5%
Product line B	13.7%	68.4%	18.1%	72.7%
Product line C	––	––	11.1%	––
Product line D	39.4%	––	26.4%	––
Product line E	25.9%	––	16.0%	––

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Major customers in the consumer products division, which are in excess of 10% of net revenues are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Customer A	11.4%	19.6%	11.0%	14.5%
Customer B	11.1%	––	––	––
Customer C	14.8%	––	––	––
Customer D	13.3%	12.9%	––	––

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

2. Office Building

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A.  Under the first mortgage, the outstanding principle balance at June 30, 2008 was approximately $1,925,000.

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

Office Building assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Building	$3,647	$3,647
Building improvements	273	273
Land	334	334
Land improvements	63	63
Equipment	74	59
	4,391	4,376
Accumulated depreciation	(490)	(389)
Office building, net	$3,901	$3,987

Depreciation expense of the East Granby property for the six months ended June 30, 2008 and 2007 was approximately $101,000 and $102,000, respectively. Depreciation expense of the East Granby property for the three months ended June 30, 2008 and 2007 was approximately $53,000 and $48,000, respectively.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Intangible Assets

A portion of the total cost of the retail distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to this intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the acquired retail store distribution network. Amortization of retail distribution network for the six months ended June 30, 2008 and 2007 totaled approximately $100,000 and $102,000, respectively. Amortization of retail distribution network for the three months ended June 30, 2008 and 2007 totaled approximately $50,000 for both periods.

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

4. Borrowings

Line of Credit

In June 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. VBI has guaranteed ASM’s obligations under the BFI Agreement. The BFI Agreement has a term of 12 months expiring in June 2009 and thereafter shall automatically renew for successive 12 month periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement. As of June 30, 2008, approximately $4,037,000 was outstanding under the credit line.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
10% Secured convertible notes	$2,682	$2,682
Less unamortized note discount	(136)	(198)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(185)	(270)
Note payable	284	356
First mortgage payable, office building	1,925	1,971
Second mortgage payable, office building	1,100	1,100
Series A Bonds	300	300
Series B Bonds	25	50
	5,995	5,991
Less current maturities	(2,858)	(1,540)
Long-term portion of debt	$3,137	$4,451

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Borrowings (continued):

Aggregate maturities of long-term debt at June 30, 2008 is as follows (in thousands):

Year ending December 31,
2008 (remaining six months)	$1,689
2009	2,849
2010	105
2011	112
2012	119
2013	127
2014 and thereafter	1,315
Total principal payments	6,316
Less unamortized note discount	(136)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(185)
Total debt	$5,995

5. Stockholders’ Equity

Preferred Stock

During the six months ended June 30, 2008, one Series A preferred stockholder converted 12,500 shares of Series A preferred stock into 25,000 shares of common stock.  As of June 30, 2008, there were 900,000 shares of Series A Convertible Preferred Stock outstanding.

Stock-based Compensation

Under the Company’s 2006 Equity Incentive Plan (“the 2006 Plan”), the Company may issue up to 5,000,000 shares of common stock in the aggregate pursuant to all awards granted under the 2006 Plan. The awards include nonqualified stock options and incentive stock options, warrants, restricted stock and stock purchases.

The Company's results from operations for the six months ended June 30, 2008 and 2007 include share-based compensation expense totaling approximately $292,000 and $280,000, respectively. The Company's results from operations for the three months ended June 30, 2008 and 2007 include share-based compensation expense totaling approximately $101,000 and $117,000, respectively. All share-based compensation expense is included in general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

As of June 30, 2008, there was approximately $362,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Shares Reserved for Future Issuances

As of June 30, 2008, there were outstanding options convertible into 2,657,282 shares of common stock, warrants convertible into 12,295,667 shares of common stock, 900,000 shares of Series A preferred stock convertible into 1,800,000 shares of common stock, and debentures that are convertible into 4,211,140 shares of common stock. As of June 30, 2008 there were 1,671,201 shares available to grant under the 2006 Plan.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Income Taxes

The provision for income taxes consists entirely of various state franchise taxes and limited liability company fees. VBI has net operating loss ("NOL") carry-forwards for Federal purposes as follows (in thousands):

Tax period	Net Operating Loss ("NOL")	Annual limitation	Expiration
Pre-merger NOL subject to annual limitation	$6,177	$308	December 31, 2025
2006	2,306	––	December 31, 2026
2007	2,185	––	December 31, 2027
	$10,668

The Company has established a 100% valuation allowance against Federal NOL carry-forwards resulting from the history of losses.

7. Business Segment Information

Operating segments are managed separately and represent separate business units that offer different products and serve different markets. The Company's reportable segments include: (1) consumer product sales, (2) real estate, and (3) other, which is comprised of corporate overhead not allocated to a segment. The consumer products business operates from the Company’s offices in Encino, California and Boca Raton, Florida. The real estate segment operates in New York and Connecticut from an office in New Rochelle, New York.

Total revenue from by similar product and service groups for each business segment follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Three months ended June 30, 2008:
Housewares	$9,567	$––	$––	$9,567
Beauty products	(278)	––	––	(278)
Other income	115	––	––	115
Rental income	––	179	––	179
Total revenue	$9,404	$179	$––	$9,583

Three months ended June 30, 2007:
Housewares	$7,931	$––	$––	$7,931
Beauty products	242	––	––	242
Other income	263	––	––	263
Rental income	––	168	––	168
Interest from mortgages	––	7	––	7
Total revenue	$8,436	$175	$––	$8,611

Six months ended June 30, 2008:
Housewares	$16,868	$––	$––	$16,868
Beauty products	306	––	––	306
Other income	351	––	––	351
Rental income	––	326	––	326
Total revenue	$17,525	$326	$––	$17,851

Six months ended June 30, 2007:
Housewares	$18,898	$––	$––	$18,898
Beauty products	1,782	––	––	1,782
Fitness	5	––	––	5
Other income	416	––	––	416
Rental income	––	312	––	312
Interest from mortgages	––	13	––	13
Total revenue	$21,101	$325	$––	$21,426

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Business segment information as of June 30, 2008 and for the three months and six months ended June 30, 2008 follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Three months ended June 30, 2008:
Revenues	$9,404	$179	$––	$9,583
Cost of sales	5,030	––	––	5,030
Gross profit	4,374	179	––	4,553

Operating expenses:
Selling	2,699	––	––	2,699
General and administrative	818	113	768	1,699
Depreciation and amortization	107	66	142	315
Total operating expenses	3,624	179	910	4,713

Loss from operations	750	––	(910)	(160)

Other income (expense):
Interest expense, net	(156)	(71)	(18)	(245)
Minority voting interest in net loss of subsidiary	––	37	––	37

Loss from operations before provision for income taxes	594	(34)	(928)	(368)
Provision for income taxes	––	––	4	4
Net loss	$594	$(34)	$(932)	$(372)

Six months ended June 30, 2008:
Revenues	$17,525	$326	$––	$17,851
Cost of sales	8,440	––	––	8,440
Gross profit	9,085	326	––	9,411

Operating expenses:
Selling	6,624	––	––	6,624
General and administrative	1,704	221	1,784	3,709
Depreciation and amortization	216	138	280	634
Total operating expenses	8,544	359	2,064	10,967

Income (loss) from operations	541	(33)	(2,064)	(1,556)

Other income (expense):
Interest expense, net	(297)	(143)	(29)	(469)
Minority voting interest in net loss of subsidiary	––	90	––	90

Income (loss) from operations before provision for income taxes	244	(86)	(2,093)	(1,935)
Provision for income taxes	1	––	8	9
Net income (loss)	$243	$(86)	$(2,101)	$(1,944)

Balance Sheet Data as of June 30, 2008:
Current Assets	$9,079	$96	$207	$9,382
Office building, net	––	3,901	––	3,901
Other assets	3,916	509	344	4,769
Total assets	$12,995	$4,506	$551	$18,052

Capital expenditures	$19	$––	$33	$52

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segment Information (continued):

Business segment information as of June 30, 2007 and for the three months and six months ended June 30, 2007 follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Three months ended June 30, 2007:
Revenues	$8,437	$174	$––	$8,611
Cost of sales	2,698	––	––	2,698
Gross profit	5,739	174	––	5,913

Operating expenses:
Selling	3,509	––	––	3,509
General and administrative	1,008	104	595	1,707
Depreciation and amortization	153	67	134	354
Total operating expenses	4,670	171	729	5,570

Income (loss) from operations	1,069	3	(729)	343

Other income (expense):
Interest expense, net	(254)	(70)	(9)	(333)
Minority voting interest in net loss of subsidiary	––	34	––	34

Income (loss) from operations before provision for income taxes	815	(33)	(738)	44
Provision for income taxes	6	––	––	6

Net income (loss)	$809	$(33)	$(738)	$38

Six months ended June 30, 2007:
Revenues	$21,102	$324	$––	$21,426
Cost of sales	6,683	––	––	6,683
Gross profit	14,419	324	––	14,743

Operating expenses:
Selling	9,638	––	––	9,638
General and administrative	1,869	209	1,237	3,315
Depreciation and amortization	236	133	258	627
Total operating expenses	11,743	342	1,495	13,580

Income (loss) from operations	2,676	(18)	(1,495)	1,163

Other income (expense):
Interest expense, net	(527)	(141)	(19)	(687)
Minority voting interest in net loss of subsidiary	––	79	––	79

Income (loss) from operations before provision for income taxes	2,149	(80)	(1,514)	555
Provision for income taxes	17	1	7	25

Net income (loss)	$2,132	$(81)	$(1,521)	$530

Balance Sheet Data as of June 30, 2007:
Current Assets	$8,926	$101	$320	$9,347
Office building, net	––	4,070	––	4,070
Other assets	4,592	584	491	5,667
Total assets	$13,518	$4,755	$811	$19,084

Capital expenditures	$169	$––	$1	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2007 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months and six months ended June 30, 2008 and 2007. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-KSB for the year ended December 31, 2007.

Overview

We are a consumer products company focused on selling high quality household, personal care, and other products at affordable prices.  In addition to our consumer products business, we operate a smaller, non-integrated business which entails the ownership and leasing of certain real estate holdings in Granby, Connecticut.

Our model for successfully bringing the products that we develop or license to market typically begins with what we refer to as a “transactional marketing” campaign, which is designed to build product and brand awareness while at the same time generating sales.  Our transactional marketing campaigns are conducted in as many channels of consumer media as are viable for generating immediate sales in response to our product advertisements, including television, print, radio and the internet.

Our ultimate goal is to leverage product and brand awareness generated from transactional marketing into wholesale sales of our products to resellers, which include national retail and drugstore chains as well as home shopping channels, catalog publishers and international distributors.  In addition, based on results achieved and relationships established through this channel, we have begun developing, licensing and selling products that are intended for retail distribution only, a trend we expect to continue through 2008.  We currently have products placed with many of the nation’s largest retail outlets, including WalMart, Target, Sears and Bed Bath and Beyond, as well the nation’s major drug chains such as CVS, Walgreens and RiteAid.

Our financial results are presented in two segments: consumer products and real estate.  Beginning with our acquisition of Worldwide Excellence (“WWE”) in November 2005 (at which time our historical results of operation became those of WWE), and continuing through July 2006, we reported results in a direct response (or transactional) marketing segment and a real estate segment.  With our acquisition of the assets of the consumer products business of Adsouth Partners, Inc. in August 2006, including the retail distribution relationships and network we acquired, we began reporting a third segment named “retail distribution.”

 Due to changes in the way we viewed and used transactional marketing in the latter part of 2007 and going forward, we made the decision to present transactional marketing and retail distribution as a comprehensive consumer products segment.  This change arose from developments in our business and the marketplace in which we operate.  We believe that our transactional marketing efforts support sales in our other channels of distribution, operating synergistically as opposed to independently.  Furthermore, increasing costs of television media have made it more and more difficult to conduct profitable transactional marketing campaigns, causing us to concentrate on further developing wholesale channels of distribution where we experience lower gross margins but higher net margins.  For this and other reasons, our wholesale sales, in particular to our retail store accounts, have become an increasing percentage of overall sales, which we expect will continue through 2008.  Direct sales to consumers through transactional marketing remains a source of revenue as well as a very important part of our business strategy, but one that we increasingly view more as a method of advertising our consumer products and building brand awareness generally as opposed to a stand-alone segment.

In 2007, we experienced significant revenue growth, driven largely by the roll-out of new products and increased distribution to retailers.  Our strategy for continued sales growth in 2008 includes the introduction of 4-6 new products in categories suitable for distribution to most of our existing retail customers as well to new major retail outlets such as office supply stores and electronic stores.  In addition, our focus in the latter part of 2007, continuing in 2008, is on products with retail price points between $9.99 and $29.99, which we believe to be better positioned than higher price point products in the current economic environment.  Finally, as we continue to pursue new channels of distribution, we expect continued growth in international and home shopping sales.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenues and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Three months ended June, 30
	Q2	Q2	Change
	2008	2007	$	%
Net revenue	$9,404	$8,437	$967	11%
Cost of sales	5,030	2,698	2,332	86%
Gross profit	$4,374	$5,739	$(1,365)	(24)%
Gross profit %	47%	68%

Net Revenues

Net revenues from consumer product sales for the three months ended June 30, 2008 (“Q2 2008”) was approximately $9.4 million, an increase of $0.9 million, or 11%, compared to net revenue for the three months ended June 30, 2007 (“Q2 2007”) of approximately $8.4 million. The increase in revenues during Q2 2008 was attributable to: (i) the 2008 product launches of MyPlace and SteamBuddy, which contributed $6.1 million in revenues, and (ii) an increase in revenues of $1.1 million from the 2007 product launch of EZ Foldz. This increase was partially offset by a $4.5 million decrease in sales of Hercules Hook, due to the maturity of this product and a reduction in its marketing campaign.

Gross Profit

Gross profit in Q2 2008 was approximately $4.3 million, which represents a decrease of $1.4 million, or 24%, compared to gross profit of $5.7 million in Q2 2007. The decrease in gross profit in Q2 2008 was due to a decrease in gross margin percentage, partially offset by an increase in net revenues. The gross margin was 47% in Q2 2008, compared to 68% in Q2 2007. The decrease in gross margin percent in Q2 2008 was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry a lower gross margin.  In addition, due to the bankruptcy of one of our third party fulfillment centers in Q4 2007, we incurred higher fulfillment costs beginning in the fourth quarter of 2007 and continuing through the first five months of 2008.

Real Estate

Revenue was approximately $0.2 million in both Q2 2008 and Q2 2007. There has been no change in the occupancy of the office building we own and operate in East Granby, Connecticut.

Operating Expenses

The following table summarizes our changes in operating expenses (in thousands) for the periods indicated:

	Three months ended June, 30
	Q2	Q2	Change
	2008	2007	$	%
Selling	$2,699	$3,509	$(810)	(23)%

General and administrative:
Consumer products	818	1,008	(190)	(19)%
Real estate	113	104	9	9%
Corporate expenses	768	595	173	29%
Total general and administrative	1,699	1,707	(8)	(0)%

Selling Expenses

Consumer Products

Selling expenses in Q2 2008 were approximately $2.7 million, a decrease of $0.8 million, or 23%, compared to selling expenses in Q2 2007 of approximately $3.5 million. The decrease in 2008 was primarily due to a $1.3 million reduction in the Hercules Hook and ZorbEEZ marketing campaigns, offset by an increase of $0.9 million in the advertising campaign for a new product Steam Buddy. Selling expense as a percent of revenue decreased to 29% in Q2 2008 from 42% in Q2 2007. The decrease in selling expense as a percentage of revenue was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry lower selling expenses as a percentage of revenue. The primary component of selling expense is the cost of media advertising, which consists of TV, internet and print. Media expense in Q2 2008 was approximately $1.2 million, which represents a decrease of $0.5 million, compared to media expenses of $1.7 million in Q2 2007. The net decrease in Q2 2008 was due the decrease in media spending on Hercules Hook, offset by the launch of SteamBuddy in 2008. We monitor our media spending in relation to consumer acceptance of the product and their willingness to purchase it from our retail distribution customers. In addition to the decrease in the amount of media time that we purchased, our media costs were also affected by an increase in media rates charged by TV stations in Q2 2008 compared to Q2 2007.

General and Administrative Expenses

General and administrative expenses in Q2 2008 and Q2 2007 were approximately $1.7 million, in both periods.

Interest Expense

Interest expense in Q2 2008 was $0.2 million compared to interest expense of $0.3 million in Q2 2007. The $0.1 million decrease in interest expense was primarily due to a reduction in the principal balance of our 10% secured convertible debt.

 Provision for Income Taxes

We have recorded a 100% valuation allowance against our current year tax loss and prior years net operating loss carry forwards based on the criteria contained in FAS 109 of the realized value of these deferred tax assets.   Notwithstanding management’s view of future profitability, in determining whether or not a valuation allowance is necessary, forecasts of future taxable income are generally not considered sufficient evidence to outweigh a history of losses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenues and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Six months ended June, 30
	YTD	YTD	Change
	2008	2007	$	%
Net revenue	$17,525	$21,102	$(3,577)	(17)%
Cost of sales	8,440	6,683	1,757	26%
Gross profit	$9,085	$14,419	$(5,334)	(37)%
Gross profit %	52%	68%

Net revenues from consumer product sales for the six months ended June 30, 2008 (“2008”) was approximately $17.5 million, a decrease of $3.6 million, or 17%, compared to net revenue for the six months ended June 30, 2007 (“2007”) of approximately $21.1 million.  The decrease in revenues in 2008 was attributable to a $12.2 million decrease in sales of Hercules Hook, due to the maturity of this product and a reduction in its marketing campaign.  This reduction was partially offset by: (i) the 2008 product launches of MyPlace and SteamBuddy, which contributed $7.4 million in revenues, and (ii) an increase in revenues of $3.2 million from the 2007 product launches of ZorbEEZ and EZ Foldz.

Gross Profit

Gross profit in 2008 was approximately $9.1 million, which represents a decrease of $5.3 million, or 37%, compared to gross profit of $14.4 million in 2007. The decrease in gross profit in 2008 was due to both a decrease in net revenues and a decrease in gross margin percentage. The gross margin was 52% in 2008, compared to 68% in 2007. The decrease in gross margin in 2008 was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry a lower gross margin.  In addition, due to the bankruptcy of one of our third party fulfillment centers, we incurred higher fulfillment costs beginning in the fourth quarter of 2007 and continuing through the first five months of 2008.

Real Estate

Revenue was approximately $0.3 million in both 2008 and 2007. There has been no change in the occupancy of the office building we own and operate in East Granby, Connecticut.

Operating Expenses

The following table summarizes our changes in operating expenses (in thousands) for the periods indicated:

	Six months ended
	June, 30
	YTD	YTD	Change
	2008	2007	$	%
Selling	$6,624	$9,638	$(3,014)	(31)%

General and administrative:
Consumer products	1,704	1,869	(165)	(9)%
Real estate	221	209	12	6%
Corporate expenses	1,784	1,237	547	44%
Total general and administrative	3,709	3,315	394	12%

Selling Expenses

Consumer Products

Selling expenses in 2008 were approximately $6.6 million, a decrease of $3.0 million, or 31%, compared to selling expenses in 2007 of approximately $9.6 million. The decrease in 2008 was primarily due to a $3.1 million reduction in the Hercules Hook marketing campaign, offset by an increase of: (i) $1.4 million in the marketing for a new product, Steam Buddy, and (ii) $0.7 million in the marketing campaign for ZorbEEZ, which was launched in 2007. Selling expense as a percent of revenue decreased to 38% in 2008 from 46% in 2007. The decrease in selling expense as a percentage of revenue was due to an increase in the mix of revenues from our retail distribution customers, which inherently carry lower selling expenses as a percentage of revenue. The primary component of selling expense is the cost of media advertising, which consists of TV, Internet and print. We monitor our media spending in relation to consumer acceptance of the product and their willingness to purchase it from our retail distribution customers. In addition to the decrease in the amount of media time that we purchased, our media costs were also affected by an increase in media rates charged by TV stations in 2008 compared to 2007.

General and Administrative Expenses

General and administrative expenses in 2008 were approximately $3.7 million, an increase of $0.4 million, or 12%, compared to approximately $3.3 million in 2007. The increase in 2008 was due to an increase in corporate expenses. Corporate expenses consist primarily of the costs of being a public company and the costs attributable to new business development. The increase in corporate expenses in 2008 consists of an additional: (i) $0.2 million of allocated employment costs of executive officers and other employees whose services are directly related to the management of the public company and new business development and (ii) $230,000 of severance expenses and accelerated vesting of stock options in connection with the separation agreement with us and our former President who resigned on March 15, 2008.

Interest Expense

Interest expense in 2008 was $0.5 million compared to interest expense of $0.7 million in 2007. The $0.2 million decrease in interest expense was primarily due to a reduction in the principal balance of our 10% secured convertible debt.

Provision for Income Taxes

We have recorded a 100% valuation allowance against our current year tax loss and prior years net operating loss carry forwards based on the criteria contained in FAS 109 of the realized value of these deferred tax assets.   Notwithstanding management’s view of future profitability, in determining whether or not a valuation allowance is necessary, forecasts of future taxable income are generally not considered sufficient evidence to outweigh a history of losses.

Liquidity and Capital Resources

Our business requires sufficient capital to cover the costs of product development, production of marketing materials, the purchase of transactional advertising media (such as television, internet, print and radio), and the purchase of product inventory. While a large component of our cash requirements are often associated with advertising media, the terms we receive and the relatively quick return on that investment in the form of product sales associated with those expenditures does not typically result in liquidity constraints. Our biggest capital commitment is the purchase of inventory for sales to our retail chain customers and transactional marketing customers.

In June 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”). Pursuant to the BFI Agreement, Lender will loan us up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. We have guaranteed ASM’s obligations under the BFI Agreement. As of June 30, 2008, the balance of the line of credit was $4.0 million, which was approximately 95% of the maximum amount available under the Borrowing Base.

Loans extended pursuant to the BFI Agreement bear interest at a rate per annum of 2.0% above the greater of the prime rate as reported in the western edition of the Wall Street Journal from time to time but never less than 6.5%. Interest is payable monthly in arrears and we are required to pay at least $7,500 a month in interest regardless of the amounts outstanding under the BFI Agreement at any particular time. We are required to pay an annual loan fee equal to 1% of the maximum amount of the credit line. The BFI Agreement has a term of 12 months expiring in June 2009 and thereafter shall automatically renew for successive 12 month periods (each a “Renewal Term”) so long as neither we nor Lender delivers written notice of its intention to terminate the BFI Agreement.

   As of June 30, 2008, we had a working capital deficit of $2.4 million. Based on our anticipated growth, we believe that our cash requirements will increase. We require significant, up-front cash disbursements to operate our business, most notably in connection with the purchase of product inventory.  Our current working capital resources, comprised of our present cash resources and bank lines of credit will be insufficient to fund additional growth of our operations over the next 12 months. We will seek to fund additional growth with increases to our credit line by using our receivables and inventory as collateral, and by seeking alternate debt or equity financing. We will also seek to renegotiate the terms of our 10% secured convertible notes.  Our failure to raise the necessary additional capital resources or to renegotiate the terms of our debt could affect our ability to generate revenue and could require us to scale down some of our operations.

Net cash used by operations in 2008 was $1.7 million, as compared to $1.1 million used in 2007. The $0.6 million increase in the use of cash in 2008 was due to a decrease in earnings of $2.6 million, net of adjustments for non-cash-items, offset by: (i) an inventory decrease in 2008 of $0.8 million compared to a decrease of $0.2 million in 2007, and (ii) a decrease in accounts payable of $0.3 million in 2008, compared to an increase of $0.8 million in 2007.

Cash used by investing activities was insignificant for both 2008 and 2007 periods.

Net cash provided by financing activities was $2.2 million in 2008 as compared to $1.3 million used in 2007. The $0.9 million increase in 2008 was a result of a larger use of our credit line in 2008 as compared to the factoring agreements utilized in 2007.

The table below summarizes aggregate maturities of future minimum note and lease payments under non-cancelable operating and capital leases as of June 30, 2008 (in thousands).

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Total Debt (1)	$10,353	$5,771	$2,961	$239	$1,382
Operating Leases	877	323	496	58	-
Total	$11,230	$6,094	$3,457	$297	$1,382

(1) We have presented the outstanding balance of $4.0 million on our line of credit at June 30, 2008, as due within one year in order to conform to the classification in the accompanying Consolidated Financial Statements.

Off Balance Sheet Arrangements

None.

Item  3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

Item  4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 As of June 30, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we determined that, as of that date, our internal control over financial reporting was not effective. Our Chief Executive Officer and Chief Financial Officer concluded that we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified significant deficiencies, when aggregated, resulted in a material weakness in our internal control over financial reporting as of December 31, 2007. Our Annual Report on Form 10-KSB for the year ended December 31, 2007 did not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permitted the Company to provide only management's report in its Annual Report on Form 10-KSB for the year ended December 31, 2007. As of June 30, 2008, the material weakness in our internal controls over financial reporting have been remediated.

Information Technology

As of December 31, 2007, we identified certain control procedures that were not sufficiently documented relating to Entity Level management of our information technology functions and logical access to financial applications and Company wide networks. In 2008, our IT management and applications administrators have and will continue to incorporate the performance of periodic reviews of user permissions and inactive user accounts into the formal IT Information Security Policies and Procedures.

Control Environment

As of December 31, 2007, we did not maintain an effective control environment. Specifically, we did not ensure that: (1) customer purchase orders were compared to deal sheets for accuracy of pricing, and (2) allowances, customer deductions and credit memos were compared to deal sheets or properly authorized. We determined that our reliance on reports from third party warehouse and fulfillment vendors may not ensure that all information required to be disclosed by us in the reports we file or submit under the Exchange Act are accurately recorded, processed, summarized and reported. In addition, controls were not in place to ensure that the valuation allowance for the deferred tax asset was reviewed on a timely basis.

In order to address the foregoing deficiencies, we re-trained our staff in the second quarter of 2008 to ensure that deal sheets and changes in terms are approved by management, that sales order entry personnel compare customer purchase orders to deal sheets, and that our accounts receivable personnel review deductions from customers’ payments and compare them to the deal sheets to make sure terms are being followed and deductions are properly approved.  With respect to third-party vendor reports, we have implemented and expect to continue to implement site visits, reconciliations and other controls which we believe will remediate this deficiency. Beginning in the second quarter of 2008, our Chief Financial Officer and a tax professional have implemented controls over income tax accounting to ensure that recorded deferred tax assets, net of the valuation allowance, are recoverable.

PART II OTHER INFORMATION

Item  1. Legal Proceedings

From time to time, we may be involved in litigation with customers, vendors, suppliers and others in the ordinary course of business.  Any such existing proceedings are not expected to have a material adverse impact on our results of operations or financial condition.  In addition, we are a party to the proceedings discussed below.

On March 27, 2007, Diversified Investors Capital Services of N.A., Inc. ("Diversified") instituted an action against Vertical Branding, Inc. and Worldwide Excellence, Inc. (WWE”) a wholly owned subsidiary in the Supreme Court of the State of New York (County of New York) (Case No. 07-601008).  Diversified alleges breach of a “Management and Consulting Agreement” entered into with WWE in May of 2005 (the “Consulting Agreement”), as well as a subsequent letter agreement with WWE dated October 23, 2005 (the “Letter Agreement”). The Consulting Agreement contemplates the provision by Diversified of merger and acquisition and finance-related services to WWE, with various payments contingent upon our acquisition of WWE and/or our raising at least $1.5 million in financing proceeds. The Letter Agreement similarly relates to fees to be paid to Diversified in connection with our sale of 10% Convertible Preferred Stock at or about the time of our acquisition of WWE. Diversified seeks monetary damages of approximately $617,000, of which $90,000 is alleged to be due as consulting fees under the Consulting Agreement, $233,000 is alleged to be due under the Letter Agreement as commissions in connection with our sale of preferred stock in November and December of 2005, and $288,750 is alleged to be due under the Letter Agreement as commission in connection with our sale of 10% convertible debentures in August and September 2006. Diversified also seeks the issuance, pursuant to the Consulting Agreement, of a warrant to purchase 200,000 shares of our common stock at $1 per share, and the issuance, pursuant to the Letter Agreement, of a warrant to purchase 107,500 of our “preferred units.” We and WWE dispute the validity of the subject agreements, our obligation to make payments in the amounts or kinds claimed, or at all, and we intend to vigorously defend ourselves in the matter.  Our position and defense is premised on, among other things, that fact that Diversified seeks compensation for services that were never performed nor for which the applicable agreements entitle Diversified to compensation, and that Diversified materially misrepresented, and failed disclose information about, its ability and qualifications with respect to the services to be performed.  The litigation is presently in the discovery phase and no trial date has been set.

In March of 2004, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually, among others, entered into a voluntary consent order with the Federal Trade Commission arising out of the FTC’s investigation into marketing claims made in connection with the Peel Away the Pounds Weight Loss System.  The order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only.  The Order is binding upon the corporate successors and assigns.  The order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch.  Ms. Duitch is a director, our Chief Executive Officer, and through the Duitch Family Trust, beneficially owns approximately 15.7% of our outstanding common stock.  The order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence.  This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

Item 1A. Risk Factors

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company issued an aggregate of 33,332 shares of common stock valued at $15,000 as stock based compensation to two consultants.

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

We elected to pay the dividend that was due on May 29, 2008 by issuing 90,000 shares VBI Common Stock, valued at $1.00 per share to the preferred stockholders in accordance with the terms of the Valuation in the above paragraph. The closing price of VBI common stock on the dividend payment date was $.37 per share. The issuance was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2008.

10.1	Employment Agreement dated as of May 16, 2008 with Daniel McCleerey	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 20, 2008.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL BRANDING, INC.

By:	/s/ DANIEL MCCLEEREY
Daniel McCleerey Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 14, 2008