Form 10-Q
period 2008-09-30
VERTICAL BRANDING, INC.
filed 2008-11-14
CIK 1125532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-31667

———————

VERTICAL BRANDING, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	13-3579974
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 12, 2008, there were 30,024,296 shares of the registrant’s common stock outstanding

VERTICAL BRANDING, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$145	$30
Accounts receivable, net	5,359	3,387
Inventories	2,127	3,182
Infomercial production costs	410	621
Prepaid expenses and other current assets	503	869
Total current assets	8,544	8,089
Property and equipment, net	311	381
Office building, net	3,853	3,987
Intangible assets, net	1,569	1,719
Goodwill	1,842	1,842
Other	903	1,129
Total assets	$17,022	$17,147

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$3,593	$1,651
Current portion of long-term debt	4,423	1,540
Accounts payable and accrued expenses	4,084	4,587
Other current liabilities	––	67
Total current liabilities	12,100	7,845
Long-term debt	1,804	4,451
Total liabilities	13,904	12,296

Minority interest	500	528

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value; Authorized - 2,000,000 shares;
Issued and outstanding - 875,000 shares Series A at
September 30, 2008 and 912,500 shares at December 31, 2007	1	1
Common stock - $.001 par value; Authorized - 100,000,000 shares;
Issued and outstanding - 29,895,854 shares at September 30, 2008,
and 29,642,264 shares at December 31, 2007	29	30
Additional paid-in capital	14,882	15,031
Deferred compensation	(413)	(954)
Accumulated deficit	(11,881)	(9,785)
Total stockholders' equity	2,618	4,323
Total liabilities and stockholders' equity	$17,022	$17,147

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Consumer products	$9,544	$8,888	$27,069	$29,990
Real estate activities	255	182	581	506
Total revenues	9,799	9,070	27,650	30,496
Cost of sales	5,863	3,012	14,303	9,695
Gross profit	3,936	6,058	13,347	20,801

Operating expenses
Selling	1,806	3,970	8,430	13,608
General and administrative	1,614	1,542	5,323	4,857
Depreciation and amortization	321	303	955	930
Other charges	––	177	––	177
Total operating expenses	3,741	5,992	14,708	19,572

Income (loss) from operations	195	66	(1,361)	1,229

Other income (expense):
Interest expense, net	(306)	(290)	(775)	(977)
Minority interest	(6)	29	84	108
Income (loss) from operations before provision
for income taxes	(117)	(195)	(2,052)	360
Provision for income taxes	––	1	9	26
Net (loss) income	(117)	(196)	(2,061)	334
Preferred stock dividends	45	48	136	151
Net (loss) income applicable to common stockholders	$(162)	$(244)	$(2,197)	$183

Basic and diluted (loss) earnings per common share	$(0.01)	$(0.01)	$(0.07)	$0.01

Weighted average shares used in computation
of basic (loss) earnings per common share	29,726	23,129	29,565	22,608

Weighted average shares used in computation
of diluted (loss) earnings per common share	29,726	23,129	29,565	23,716

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2007	912,500	$1	29,642,264	$30	$15,031	$(954)	$(9,785)	$4,323
Stock compensation expense	––	––	368,332	––	153	(153)	––	––
Issuance of stock options	––	––	––	––	173	(173)	––	––
Common stock issued as payment
for preferred stock dividend	––	––	90,000	––	33	––	(33)	––
Preferred stock dividend	––	––	––	––	––	––	(2)	(2)
Conversion of preferred stock	(37,500)	––	75,000	––	––	––	––	––
Shares issued for conversion of debt	––	––	164,258	––	79			79
Forfeiture of unvested stock grants	––	––	(444,000)	(1)	(324)	325	––	––
Forfeiture of unvested stock options	––	––	––	––	(174)	174	––	––
Costs of common stock issuance	––	––	––	––	(89)	––	––	(89)
Amortization of deferred compensation	––	––	––	––	––	368	––	368
Net loss	––	––	––	––	––	––	(2,061)	(2,061)
Balance, September 30, 2008	875,000	$1	29,895,854	$29	$14,882	$(413)	$(11,881)	$2,618

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,061)	$334
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	955	930
Bad debts	125	248
Minority interest in net loss of subsidiary	(84)	(108)
Equity based compensation	368	434
Changes in operating assets and liabilities:
Accounts receivable	(2,097)	(3,256)
Inventories	1,055	(372)
Prepaid expenses and other current assets	366	291
Other assets	(97)	395
Infomercial production costs	211	(373)
Accounts payable, accrued expenses and taxes	(503)	(967)
Other current liabilities	(67)	(48)
Net cash used in operating activities	(1,829)	(2,492)

Cash flows from investing activities:
Capital expenditures and intangible assets	(64)	(248)
Net cash used in investing activities	(64)	(248)

Cash flows from financing activities:
Proceeds from notes and loans payable	22,330	9,008
Principal payments on notes and loans payable	(20,311)	(6,710)
Due from factor	––	564
Other financing activities	(11)	(127)
Net cash provided by financing activities	2,008	2,735

Net increase (decrease) in cash and cash equivalents	115	(5)
Cash and cash equivalents, beginning of period	30	105
Cash and cash equivalents, end of period	$145	$100

Additional cash flow information:
Interest paid	$776	$666
Income taxes paid	$4	$22

See accompanying notes to condensed consolidated financial statements.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Vertical Branding, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited  consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Reclassifications

During the fourth quarter of 2007, Vertical Branding (the Company, or VBI) consolidated its transactional marketing and retail distribution business into a single segment called consumer products. This change reflects evolution of the manner in which management views and operates its consumer products business, with transactional marketing activities being used to leverage broader distribution, including traditional retail distribution sales and international sales. During 2008, the Company changed the classification of certain operating expenses. Historically, these expenses were reported in cost of sales and in 2008 are now being reported as selling expenses.  This direction was initiated as it more accurately reports expense classification activity resulting from a greater portion of our revenues coming from the wholesale channel of distribution. The reclassification resulted in a decrease to cost of sales, and a corresponding increase to selling costs, of approximately $821,000 and $3,678,000 for the three and nine months ended September 30, 2007. These reclassifications had no impact on the Company’s previously reported net income (loss) or basic and diluted income (loss) per share amounts. As a result of this consolidation, prior periods have been reclassified to conform to the current year’s presentation.

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

	As of
	September 30,
	2008	2007
Convertible preferred stock	1,750,000	1,850,000
Convertible debt	4,077,445	7,225,478
Warrants	12,295,667	5,559,000
Options	2,858,232	2,524,275
Total	20,981,344	17,158,753

During the three months and nine months ended September 30, 2008, the Company recorded a loss available to common shareholders and as a result, the weighted average number of common shares used in the calculation of basic and diluted loss per share is the same, and have not been adjusted for the effects of potential common shares from unexercised stock options and warrants, and the conversion of debt and convertible preferred stock, which were anti-dilutive for such periods.

For the nine months ended September 30, 2007, a portion of potential common shares were dilutive and 12,931,678 were excluded as they were anti-dilutive. The following table presents a reconciliation of basic earnings per common share to dilutive earnings per common share (in thousands, except per share data):

		Weighted	Net
		Average	Income
	Net	Shares	per
Nine months ended September 30, 2007	Income	Outstanding	Share
Basic earnings per common share attributable to common shareholders	$183	22,608	$0.01
Assumed conversion of potential shares of
common stock using treasury stock method	––	1,108
Diluted earnings per common share	$183	23,716	$0.01

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables.

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Major product lines in the consumer products division, which are in excess of 10% of net revenues are presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Product line A	––	39.8%	15.2%	19.2%
Product line B	––	37.5%	14.2%	62.2%
Product line C	––	10.3%	––	––
Product line D	37.2%	––	30.2%	––
Product line E	41.7%	––	25.1%	––

Major customers in the consumer products division, which are in excess of 10% of net revenues are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	17.9%	15.5%	13.4%	14.5%
Customer B	––	20.1%	––	––
Customer C	17.5%	––	12.4%	6.8%
Customer D	12.5%	––	––	––

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The new standard changes the accounting and reporting of noncontrolling interests, which have historically been referred to as minority interests. SFAS 160 requires that noncontrolling interests be presented in the consolidated balance sheets within shareholders’ equity, but separate from the parent’s equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented in the consolidated statements of income. Any losses in excess of the noncontrolling interest’s equity interest will continue to be allocated to the noncontrolling interest. Purchases or sales of equity interests that do not result in a change of control will be accounted for as equity transactions. Upon a loss of control, the interest sold, as well as any interest retained, will be measured at fair value, with any gain or loss recognized in earnings. In partial acquisitions, when control is obtained, the acquiring company will recognize at fair value, 100% of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The new standard will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that this statement will have on its condensed consolidated financial statements and will adopt the standard at the beginning of fiscal 2009.

In February 2008, FASB Staff Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) was issued. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS 144. We do not believe the adoption of SFAS 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all entities.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe this pronouncement will have a material effect on its condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that SFAS 162 will have no effect on its condensed consolidated financial statements.

2. Office Building

The Company owns a forty-nine (49%) percent interest in Gateway Granby, LLC.  (“Gateway”), a Connecticut limited liability company, which owns and operates a two-story office building, located at 2 Gateway Boulevard in East Granby, Connecticut (the “East Granby Property”).  The office building contains approximately 52,000 square feet of rentable space and is located on 7.7 developable acres.  The East Granby Property is owned subject to a non-recourse first mortgage held by TD Banknorth, N.A. and a second mortgage held by California Mortgage & Realty, Inc. Under the first and second mortgages, the outstanding principal balance at September 30, 2008 was approximately $1,901,000 and $1,100,000, respectively. The Company has guaranteed repayment of the second mortgage.

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

Office Building assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Building	$3,647	$3,647
Building improvements	273	273
Land	334	334
Land improvements	63	63
Equipment	74	59
	4,391	4,376
Accumulated depreciation	(538)	(389)
Office building, net	$3,853	$3,987

Depreciation expense of the East Granby property for the nine months ended September 30, 2008 and 2007 was approximately $149,000 and $142,000, respectively. Depreciation expense of the East Granby property for the three months ended September 30, 2008 and 2007 was approximately $47,000 for both periods.

3. Intangible Assets

A portion of the total cost of the retail distribution business acquired on August 1, 2006, in excess of net assets acquired, was allocated to this intangible asset, recognizing the value of the 18,000 retail store distribution network. The intangible asset is being amortized over ten years, the estimated life of the acquired retail store distribution network. Amortization of retail distribution network for the nine months ended September 30, 2008 and 2007 totaled approximately $150,000 and

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$152,000, respectively. Amortization of retail distribution network for the three months ended September 30, 2008 and 2007 totaled approximately $50,000 for both periods.

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

4. Borrowings

Line of Credit

In June 2007, the Company entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”).  Pursuant to the BFI Agreement, upon VBI’s request, Lender will loan the Company up to the lesser of (i) $5,000,000 or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of the Company’s Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. VBI has guaranteed ASM’s obligations under the BFI Agreement. The BFI Agreement has an annual renewal term of 12 months, which we exercised in 2008, expiring in June 2009 and thereafter shall automatically renew for successive 12 month periods so long as neither the Company nor Lender delivers written notice of its intention to terminate the BFI Agreement. As of September 30, 2008, approximately $3,593,000 was outstanding under the credit line.

Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
10% Secured convertible notes	$2,607	$2,682
Less unamortized note discount	(99)	(198)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(136)	(270)
Notes payable	554	356
First mortgage payable, office building	1,901	1,971
Second mortgage payable, office building	1,100	1,100
Series A Bonds	275	300
Series B Bonds	25	50
	6,227	5,991
Less current maturities	(4,423)	(1,540)
Long-term portion of debt	$1,804	$4,451

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Aggregate maturities of long-term debt at September 30, 2008 is as follows (in thousands):

Year ending December 31,
2008 (remaining three months)	$1,834
2009	2,849
2010	105
2011	112
2012	119
2013	127
2014 and thereafter	1,315
Total principal payments	6,461
Less unamortized note discount	(99)
Less fair value of warrants issued as additional
consideration for 10% secured convertible notes	(135)
Total debt	$6,227

5. Stockholders’ Equity

Preferred Stock

During the nine months ended September 30, 2008, two Series A preferred stockholder converted 37,500 shares of Series A preferred stock into 75,000 shares of common stock.  As of September 30, 2008, there were 875,000 shares of Series A Convertible Preferred Stock outstanding.

Stock-based Compensation

Under the Company’s 2006 Equity Incentive Plan (“the 2006 Plan”), the Company may issue up to 5,000,000 shares of common stock in the aggregate pursuant to all awards granted under the 2006 Plan. The awards include nonqualified stock options and incentive stock options, warrants, restricted stock and stock purchases.

The Company's results from operations for the nine months ended September 30, 2008 and 2007 include share-based compensation expense totaling approximately $368,000 and $434,000, respectively. The Company's results from operations for the three months ended September 30, 2008 and 2007 include share-based compensation expense totaling approximately $76,000 and $154,000, respectively. All share-based compensation expense is included in general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to a history of operating losses. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

As of September 30, 2008, there was approximately $483,000 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Shares Reserved for Future Issuances

As of September 30, 2008, there were outstanding options convertible into 2,858,232 shares of common stock, warrants convertible into 12,295,667 shares of common stock, 875,000 shares of Series A preferred stock convertible into 1,750,000 shares of common stock, and debentures that are convertible into 4,077,445 shares of common stock. As of September 30, 2008 there were 1,336,201 shares available to grant under the 2006 Plan.

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

	Consumer
	Products	Real Estate	Other	Total
Three months ended September 30, 2008:
Housewares	$9,572	$––	$––	$9,572
Beauty products	(144)	––	––	(144)
Other income	116	––	––	116
Rental income	––	255	––	255
Total revenue	$9,544	$255	$––	$9,799

Three months ended September 30, 2007:
Housewares	$7,656	$––	$––	$7,656
Beauty products	1,058	––	––	1,058
Other income	174	––	––	174
Rental income	––	182	––	182
Total revenue	$8,888	$182	$––	$9,070

Nine months ended September 30, 2008:
Housewares	$26,440	$––	$––	$26,440
Beauty products	162	––	––	162
Other income	467	––	––	467
Rental income	––	581	––	581
Total revenue	$27,069	$581	$––	$27,650

Nine months ended September 30, 2007:
Housewares	$26,555	$––	$––	$26,555
Beauty products	2,840	––	––	2,840
Fitness	5	––	––	5
Other income	590	––	––	590
Rental income	––	493	––	493
Interest from mortgages	––	13	––	13
Total revenue	$29,990	$506	$––	$30,496

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segment Information (continued):

Business segment information as of September 30, 2008 and for the three months and nine months ended September 30, 2008 follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Three months ended September 30, 2008:
Revenues	$9,544	$255	$––	$9,799
Cost of sales	5,863	––	––	5,863
Gross profit	3,681	255	––	3,936

Operating expenses:
Selling	1,806	––	––	1,806
General and administrative	828	104	682	1,614
Depreciation and amortization	103	67	151	321
Total operating expenses	2,737	171	833	3,741

Income (loss) from operations	944	84	(833)	195

Other income (expense):
Interest expense, net	(224)	(71)	(11)	(306)
Minority voting interest in net loss of subsidiary	––	(6)	––	(6)

Income (loss) from operations before provision for income taxes	720	7	(844)	(117)
Provision for income taxes	––	––	––	––

Net income (loss)	$720	$7	$(844)	$(117)

Nine months ended September 30, 2008:
Revenues	$27,069	$581	$––	$27,650
Cost of sales	14,303	––	––	14,303
Gross profit	12,766	581	––	13,347

Operating expenses:
Selling	8,430	––	––	8,430
General and administrative	2,532	325	2,466	5,323
Depreciation and amortization	319	205	431	955
Total operating expenses	11,281	530	2,897	14,708

Income (loss) from operations	1,485	51	(2,897)	(1,361)

Other income (expense):
Interest expense, net	(521)	(214)	(40)	(775)
Minority voting interest in net loss of subsidiary	––	84	––	84

Income (loss) from operations before provision for income taxes	964	(79)	(2,937)	(2,052)
Provision for income taxes	1	––	8	9

Net income (loss)	$963	$(79)	$(2,945)	$(2,061)

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segment Information (continued):

	Consumer
	Products	Real Estate	Other	Total
Balance Sheet Data as of September 30, 2008:
Current Assets	$8,236	$98	$210	$8,544
Office building, net	––	3,853	––	3,853
Other assets	3,865	490	270	4,625
Total assets	$12,101	$4,441	$480	$17,022

Current Liabilities
Line of credit	$3,593	$––	$––	$3,593
Current portion of long-term debt	2,925	1,198	300	4,423
Other current liabilities	3,316	42	726	4,084
Total current liabilities	9,834	1,240	1,026	12,100
Long-term debt	––	1,804	––	1,804
Total liabilities	$9,834	$3,044	$1,026	$13,904

Capital expenditures	$19	$––	$45	$64

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segment Information (continued):

Business segment information as of September 30, 2007 and for the three months and nine months ended September 30, 2007 follows (in thousands):

	Consumer
	Products	Real Estate	Other	Total
Three months ended September 30, 2007:
Revenues	$8,888	$182	$––	$9,070
Cost of sales	3,012	––	––	3,012
Gross profit	5,876	182	––	6,058

Operating expenses:
Selling	3,970	––	––	3,970
General and administrative	895	103	544	1,542
Depreciation and amortization	104	65	134	303
Other charges	177	––	––	177
Total operating expenses	5,146	168	678	5,992

Income (loss) from operations	730	14	(678)	66

Other income (expense):
Interest expense, net	(211)	(69)	(10)	(290)
Minority voting interest in net loss of subsidiary	––	29	––	29

Income (loss) from operations before provision for income taxes	519	(26)	(688)	(195)
Provision for income taxes	(1)	––	2	1

Net income (loss)	$520	$(26)	$(690)	$(196)

Nine months ended September 30, 2007:
Revenues	$29,990	$506	$––	$30,496
Cost of sales	9,695	––	––	9,695
Gross profit	20,295	506	––	20,801

Operating expenses:
Selling	13,608	––	––	13,608
General and administrative	2,764	312	1,781	4,857
Depreciation and amortization	340	198	392	930
Other charges	177			177
Total operating expenses	16,889	510	2,173	19,572

Income (loss) from operations	3,406	(4)	(2,173)	1,229

Other income (expense):
Interest expense, net	(738)	(210)	(29)	(977)
Minority voting interest in net loss of subsidiary	––	108	––	108

Income (loss) from operations before provision for income taxes	2,668	(106)	(2,202)	360
Provision for income taxes	16	1	9	26

Net income (loss)	$2,652	$(107)	$(2,211)	$334

VERTICAL BRANDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Business Segment Information (continued):

	Consumer
	Products	Real Estate	Other	Total
Balance Sheet Data as of September 30, 2007:
Current Assets	$9,471	$99	$125	$9,695
Office building, net	––	4,023	––	4,023
Other assets	5,196	566	473	6,235
Total assets	$14,667	$4,688	$598	$19,953

Current Liabilities
Line of credit	$3,650	$––	$––	$3,650
Current portion of long-term debt	2,586	102	350	3,038
Other current liabilities	3,093	109	355	3,557
Total current liabilities	9,329	211	705	10,245
Long-term debt	2,022	2,990	––	5,012
Total liabilities	$11,351	$3,201	$705	$15,257

Capital expenditures	$247	$––	$1	$248

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements contained herein that are not historical facts, including but not limited to, statements regarding future operations, financial condition and liquidity, future borrowing, capital requirements, and our future development and growth plans, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the headings “Risks Factors” in our Form 10-KSB for the year ended December 31, 2007 and other risk factors described herein and our reports filed and to be filed from time to time with the Commission and the cautionary note regarding “Forward-Looking Statements.” The discussion and analysis below is based on the Company's unaudited consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007. The following should be read in conjunction with the Management's Discussion and Analysis of results of operations and financial condition included in Form 10-KSB for the year ended December 31, 2007.

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

Due to changes in the way we viewed and used transactional marketing in the latter part of 2007 and going forward, we made the decision to present transactional marketing and retail distribution as a comprehensive consumer products segment.  This change arose from developments in our business and the marketplace in which we operate.  We believe that our transactional marketing efforts support sales in our other channels of distribution, operating synergistically as opposed to independently.  Furthermore, increasing costs of television media have made it more and more difficult to conduct profitable transactional marketing campaigns, causing us to concentrate on further developing wholesale channels of distribution where we experience lower gross margins but higher net margins.  For this and other reasons, our wholesale sales, in particular to our retail store accounts, have become an increasing percentage of overall sales, which we expect will continue through 2008.  Direct sales to consumers through transactional marketing remains a source of revenue and an important part of our business strategy, but one that we increasingly view more as a method of advertising our consumer products to build brand awareness in support of our retail distribution channel.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenues and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Three months ended
	September, 30
	Q3	Q3	Change
	2008	2007	$	%
Net revenue	$9,544	$8,888	$656	7%
Cost of sales	5,863	3,012	2,851	95%
Gross profit	$3,681	$5,876	$(2,195)	(37)%
Gross profit %	39%	66%

Net Revenues

Net revenues from consumer product sales for the three months ended September 30, 2008 (“Q3 2008”) was approximately $9.5 million, an increase of $0.6 million, or 7%, compared to net revenue for the three months ended September 30, 2007 (“Q3 2007”) of approximately $8.9 million. The increase in revenues during Q3 2008 was supported by the 2008 product launches of MyPlace and SteamBuddy, which contributed $7.5 million in revenues offset by: (i) a $5.6 million decrease in sales of Hercules Hook and ZorbEEZ, due to the maturity of these products and a reduction in their marketing campaigns, and (ii) a $1.1 million  decrease in sales of StarMaker, a beauty product. The reduction in StarMaker sales is a result of our decision to focus more of our marketing efforts on housewares products as compared to beauty products.

Gross Profit

Gross profit decreased $2.2 million, or 37%, to $3.7 million for Q3 2008, from $5.9 million for the comparable prior year period, primarily as a result of the planned change in channel mix revenues as discussed above. The gross profit margin decreased to 39%, from 66% over the comparable prior year period. This change was consistent with our plan to transition to a greater proportion of retail sales which inherently carry lower gross margins than our direct to consumer sales but have significantly lower selling expenses associated with each sale, and resulting in higher net margins. As we increase sales in future periods, we believe this strategy will allow us to better leverage our fixed operating expenses and thereby improve our operating margin.

Real Estate

Revenue was approximately $0.3 million in Q3 2008, an increase of $0.1 million, compared to net revenue of approximately $0.2 million in Q3 2007. There has been no change in the occupancy of the office building we own and operate in East Granby, Connecticut.

Operating Expenses

The following table summarizes our changes in operating expenses (in thousands) for the periods indicated:

	Three months ended
	September, 30
	Q3	Q3	Change
	2008	2007	$	%
Selling	$1,806	$3,970	$(2,164)	(55	) %

General and administrative:
Consumer products	828	895	(67)	(7)%
Real estate	104	103	1	1%
Corporate expenses	682	544	138	25%
Total general and administrative	1,614	1,542	72	5%

Selling Expenses

Consumer Products

For Q3 2008, selling expenses decreased by $2.2 million, or 55%, to $1.8 million, from $4.0 million for the comparable prior year period. As a percentage of revenues, selling expenses for Q3 2008 decreased to 19%, from 45% for the comparable prior year period.  As discussed above, this is consistent with management’s strategy to transition to a higher proportion of retail sales which require less selling expenses when compared to direct to consumer sales. As a result, our media expenses decreased $1.5 million in Q3 2008 and our selling expenses associated with certain mature products also declined. We monitor our media spending in relation to consumer acceptance of the product and their related willingness to purchase the product through our retail distribution channel.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of compensation paid to administrative personnel, professional service fees and public company costs. For Q3 2008, G&A expenses increased by $0.1 million, or 5%, to $1.6 million, from $1.5 million for the comparable prior year period. As a percentage of revenues, G&A expenses for Q3 2008 decreased to 16%, from 17% for the comparable prior year period.  As a percentage of sales, we expect G&A to decrease as we continued to leverage our administrative infrastructure and realize the benefits of restructuring activities undertaken throughout 2008 and which are expected to continue in our fourth quarter of 2008.

Interest Expense

Interest expense in Q3 2008 and Q3 2007 was approximately $0.3 million in both periods.

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

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenues and Gross Profit

Consumer Products

The following table summarizes our changes in net revenues and gross profit from the sale of consumer products (in thousands) for the periods indicated:

	Nine months ended
	September, 30
	YTD	YTD	Change
	2008	2007	$	%
Net revenue	$27,069	$29,990	$(2,921)	(10)%
Cost of sales	14,303	9,695	4,608	48%
Gross profit	$12,766	$20,295	$(7,529)	(37)%
Gross profit %	47%	68%

Net revenues from consumer product sales for the nine months ended September 30, 2008 (“2008”) was approximately $27.1 million, a decrease of $2.9 million, or 10%, compared to net revenue for the nine months ended September 30, 2007 (“2007”) of approximately $30.0 million.  The decrease in revenues in 2008 was attributable to: (i) a $16.4 million decrease in sales of Hercules Hook and ZorbEEZ, due to the maturity of these products and a reduction in their marketing campaigns, and (ii) a $2.7 decrease in our beauty product sales, due to our decision to concentrate more of our marketing efforts on housewares products as compared to beauty products.

Gross Profit

Gross profit decreased $7.5 million, or 37%, to $12.8 million in 2008 from $20.3 million for the comparable prior year period, primarily as a result of the planned change in channel mix revenues as discussed above. The gross profit margin decreased to 47%, from 68% over the comparable prior year period. This change was consistent with our plan to transition to a greater proportion of retail sales which inherently carry lower gross margins than our direct to consumer sales but have significantly lower selling expenses associated with each sale, and resulting in higher net margins. As we increase sales in future periods, we believe this strategy will allow us to better leverage our fixed operating expenses and thereby improve our operating margin.

Real Estate

Revenue was approximately $0.6 million in 2008, an increase of $0.1 million, compared to net revenue of approximately $0.5 million in 2007. There has been no change in the occupancy of the office building we own and operate in East Granby, Connecticut.

Operating Expenses

The following table summarizes our changes in operating expenses (in thousands) for the periods indicated:

	Nine months ended
	September, 30
	YTD	YTD	Change
	2008	2007	$	%
Selling	$8,430	$13,608	$(5,178)	(38	) %

General and administrative:
Consumer products	2,532	2,764	(232)	(8	) %
Real estate	325	312	13	4%
Corporate expenses	2,466	1,781	685	38%
Total general and administrative	5,323	4,857	466	10%

Selling Expenses

Consumer Products

For 2008, selling expenses decreased by $5.2 million, or 38%, to $1.8 million, from $13.6 million for the comparable prior year period. As a percentage of revenues, selling expenses in 2008 decreased to 31%, from 45% for the comparable prior year period.  As discussed above, this is consistent with management’s strategy to transition to a higher proportion of retail sales which require less selling expenses when compared to direct to consumer sales. As a result, our media expenses decreased $4.3 million in 2008 and our selling expenses associated with certain mature products also declined. We monitor our media spending in relation to consumer acceptance of the product and their related willingness to purchase the product through our retail distribution channel.

General and Administrative Expenses

General and administrative (G&A) expenses consist primarily of compensation paid to administrative personnel, professional service fees and public company costs. In 2008, G&A expenses increased by $0.4 million, or 10%, to $5.3 million, from $4.9 million for the comparable prior year period. The increase was primarily due to $0.2 million of severance expenses and accelerated vesting of stock options in connection with the separation agreement with us and our former President who resigned on March 15, 2008. As a percentage of revenues, G&A expenses in 2008 increased to 19%, from 16% for the comparable prior year period. As a percentage of sales, we expect G&A to decrease in future periods as we continued to leverage our administrative infrastructure and realize the benefits of restructuring activities undertaken throughout 2008 and which are expected to continue in our fourth quarter of 2008.

Interest Expense

Interest expense in 2008 was $0.8 million compared to interest expense of $1.0 million in 2007. The $0.2 million decrease in interest expense was primarily due to a reduction in the principal balance of our 10% secured convertible debt.

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

In June 2007, we entered into a Loan and Security Agreement (the “BFI Agreement”) with BFI Business Finance (“Lender”). Pursuant to the BFI Agreement, Lender will loan us up to the lesser of (i) $5.0 million or (ii) the Borrowing Base. The “Borrowing Base” is defined as (i) 85% of the gross face amount of the eligible accounts receivable of our Adsouth Marketing, LLC subsidiary (“ASM”), plus (ii) 30% of the current market cost of raw materials and finished goods that constitute ASM’s eligible inventory, not to exceed the lesser of $700,000 or 50% of the eligible accounts receivable borrowing base. We have guaranteed ASM’s obligations under the BFI Agreement. As of September 30, 2008, the balance of the line of credit was $3.6 million, which was approximately 71% of the $5.0 million maximum amount established under the BFI Agreement. We generally run an outstanding balance position as a percentage of available borrowing base of 95% to 100% to support our cash demands.  The available borrowing base changes daily influenced by accounts receivable aging, concentration on a customer by customer basis to total accounts receivable, and other factors.

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

As of September 30, 2008, we had a working capital deficit of $3.6 million. Included in the working capital deficit are debt obligations that mature with in one year. The second mortgage balance of $1.1 million on our East Granby Property matures on August 1, 2009. We will seek to extend the maturity date, refinance this obligation or sell the office building on or before the maturity date. Our 10% Secured convertible notes with a balance of $2.6 million requires principal payments through maturity on July 31, 2009. We are currently seeking to refinance this obligation or renegotiate the terms. Based on our anticipated growth, we believe that our cash requirements will increase. We require significant up-front cash disbursements to operate our business, most notably in connection with the purchase of product inventory.  Our current working capital resources, comprised of our present cash resources and bank lines of credit, will be insufficient to fund additional growth of our operations over the next 12 months. We will seek to fund additional growth with increases to our credit line by using our receivables and inventory as collateral, and by seeking alternate debt or equity financing.  Securing such financing with favorable terms has been and may remain challenging in the context of the general slowdown of the economy and related global credit crisis.  Our failure to raise the necessary additional capital resources or to renegotiate the terms of our debt could affect our ability to generate revenue and could require us to scale down some of our operations.

Net cash used by operations in 2008 was $1.8 million, as compared to $2.5 million used in 2007. The $0.7 million decrease in the use of cash in 2008 was due to: (i) an accounts receivable increase in 2008 of $2.1 million compared to an increase of $3.3 million in 2007, (ii) an inventory decrease in 2008 of $1.1 million compared to an increase of $0.4 million in 2007, (iii) an increase in accounts payable of $0.5 million in 2008, compared to an increase of $1.0 million in 2007, offset by a decrease in earnings of $2.5 million, net of adjustments for non-cash-items.

Net cash provided by financing activities was $2.0 million in 2008 as compared to $2.7 million provided in 2007. The $0.7 million decrease in 2008 was primarily due to a larger use of our credit line in 2008 as compared to the factoring agreements utilized in 2007.

Off Balance Sheet Arrangements

None.

Item  3.

Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

Item  4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 As of September 30, 2008, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

In March of 2004, Buckhead Marketing and Distribution LLC, PAP Systems LLC and Nancy Duitch individually, among others, entered into a voluntary consent order with the Federal Trade Commission arising out of the FTC’s investigation into marketing claims made in connection with the Peel Away the Pounds Weight Loss System.  The order contains no admission of wrongdoing and no finding of liability and was entered into for settlement purposes only.  The Order is binding upon the corporate successors and assigns.  The order also applies in certain instances to any business in which Nancy Duitch is an officer or director, or has a majority ownership interest in, directly or indirectly controls, or any other business in which Nancy Duitch is engaged in activity related to the marketing of any product, service or program that provides health benefits, including weight or inch loss or related benefits, or the marketing of any food, drug or cosmetic where certain claims are made, but only to the extent that such business acts in active concert or participation with Ms. Duitch.  Ms. Duitch is a director, our Chief Executive Officer, and through the Duitch Family Trust, beneficially owns approximately 15.5% of our outstanding common stock.  The order prohibits certain weight loss representations and requires that other specified weight loss, fat loss and similar claims made in future advertising and claims regarding the results of tests or studies be substantiated by competent and reliable scientific evidence.  This is generally consistent with the standard for substantiating claims currently required by the FTC for all weight loss and dietary supplement products.

Item 1A.

Risk Factors

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, the Company issued an aggregate of 43,332 shares of common stock valued at $18,000 as stock based compensation to two consultants.

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

Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 25, 2008.
10.1	Employment Agreement dated as of May 16, 2008 with Daniel McCleerey	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 20, 2008.
10.2	Employment Agreement dated as of October 1, 2008 with Nancy Duitch	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2008.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Pursuant to Section 906 of the Sarbanes Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350 Adopted -Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTICAL BRANDING, INC.

November 14, 2008	By:	/s/ DANIEL MCCLEEREY
Daniel McCleerey
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)